Form 10QSB
period 1995-04-30
BIO REFERENCE LABORATORIES INC
filed 1995-06-08
CIK 792641

                                     FORM 10-QSB

                         SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 1995
                               --------------
                                         AND

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number  0-15266
                        -------

                       BIO-REFERENCE LABORATORIES, INC.
- - -------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          NEW JERSEY                                22-2405059
- - -------------------------------    ---------------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                      07407
- - ------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

(Registrant's telephone number, including area code)       (201) 791-2600
                                                           --------------

- - -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No
                                 -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
                             Yes        No
                                 -----      -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,065,514 ($.01 par value) at June 1, 1995.

                       BIO-REFERENCE LABORATORIES, INC.
                       --------------------------------
                                 FORM 10-QSB
                                 -----------
                                APRIL 30, 1995
                                --------------



                                  I N D E X
                                  ---------



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheet as of April 30, 1995 (unaudited)

          Statements of Operations for the
           three months and six months ended April 30, 1995 and April 30, 1994 (unaudited)

          Statements of Cash Flows for the
           six months ended April 30, 1995 and April 30,
           1994 (unaudited)

          Notes to financial statements



  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations


PART II.   OTHER INFORMATION

  Item 1.     Legal Proceedings

  Item 6.     Exhibits and Reports on Form 8-K

  Signatures

                       BIO-REFERENCE LABORATORIES, INC.
                       --------------------------------
                                 BALANCE SHEET
                                 -------------
                             As of April 30, 1995
                             --------------------
                                  (Unaudited)
                                  -----------
                                    ASSETS
                                    ------

CURRENT ASSETS:
- - --------------
  Cash                                         $    387,344
  Cash- Restricted                                6,889,832
  Accounts Receivable (Net)                       7,889,330
  Inventory                                         380,028
  Other Current Assets                              339,988
                                               ------------
    TOTAL CURRENT ASSETS                       $ 15,886,522
    --------------------                       ------------
  PROPERTY, PLANT AND EQUIPMENT                $  1,983,938
  -----------------------------
LESS:  Accumulated Depreciation                     800,042
- - ----                                           ------------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                    $  1,183,896
  -------------------------                    ------------
OTHER ASSETS:
- - ------------
   Due from Related Party                      $    250,718
   Deposits                                         271,924
   Goodwill (Net of Accumulated
    Amortization of $739,202)                     3,019,525
   Deferred Charges (Net of Accumulated
    Amortization of $1,116,681)                   2,708,383
   Cash- Restricted                                  62,168
   Other Assets                                     195,940
                                               ------------
   TOTAL OTHER ASSETS                          $  6,508,658
   ------------------                          ------------
   TOTAL ASSETS                                $ 23,579,076
   ------------                                ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                       BIO-REFERENCE LABORATORIES, INC.
                       --------------------------------
                                BALANCE SHEET
                                -------------
                             As of April 30, 1995
                             --------------------
                                 (Unaudited)
                                 -----------
                LIABILITIES AND SHAREHOLDERS' EQUITY [DEFICIT]
                ----------------------------------------------

CURRENT LIABILITIES:
- - -------------------
  Accounts Payable                             $ 2,603,222
  Salaries and Commissions Payable                 759,408
  Accrued Expenses                                 625,911
  Current Portion of Long-Term Debt              3,743,528
  Current Portion of Leases Payable                316,493
  Subordinated Notes                               186,364
  Note Payable                                   3,707,030
  Taxes Payable                                    339,200
                                               -----------
    TOTAL CURRENT LIABILITIES                  $12,281,156
    -------------------------                  -----------
LONG-TERM LIABILITIES:
- - ---------------------
  Long-Term Portion of Long-Term Debt              261,216
  Long-Term Portion of Leases Payable              293,606
  Notes Payable                                    116,385
                                               -----------
        TOTAL LONG-TERM LIABILITIES            $   671,207
        ---------------------------            -----------
SHAREHOLDERS' EQUITY:
- - --------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                $        --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares               --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued and Outstanding 6,065,514 shares         60,655

  Additional Paid-In Capital                    22,269,038

  Accumulated [Deficit]                        (11,676,730)
                                               -----------
  Totals                                       $10,652,963
  Deferred Compensation                            (26,250)
                                               -----------
    TOTAL SHAREHOLDERS' EQUITY                 $10,626,713
    --------------------------                 -----------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                        $23,579,076
   --------------------                        ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.
                          --------------------------------
                              STATEMENTS OF OPERATIONS
                              ------------------------
                                    [UNAUDITED]
                                    -----------

                                                    Three months ended                  Six months ended
                                                    ------------------                  ----------------
                                                         April 30,                          April 30,
                                                         --------                           --------
                                                  1 9 9 5        1 9 9 4            1 9 9 5        1 9 9 4
                                                  -------        -------            -------        -------
NET REVENUES:                                     $7,690,359     $5,435,142         $15,332,779    $10,171,303
- - ------------                                      ----------     ----------         -----------    -----------

COST OF SERVICES:
- - ----------------

    Depreciation                                  $   81,978     $   31,971         $   158,754    $    58,120
    Employee Related Expenses                      1,767,207      1,451,333           3,516,461      2,825,236
    Reagents and Lab Supplies                        850,053        644,091           1,747,580      1,245,172
    Other Cost of Services                           967,090        649,763           1,773,849      1,282,649
                                                  ----------     ----------         -----------    -----------
      TOTAL COST OF SERVICES                      $3,666,328     $2,777,158         $ 7,196,644    $ 5,411,177
      ----------------------                      ----------     ----------         -----------    -----------
GROSS PROFIT ON REVENUES                          $4,024,031     $2,657,984         $ 8,136,135    $ 4,760,126
- - ------------------------
General and Administrative Expenses:
- - -----------------------------------
  Depreciation and Amortization                   $  172,940     $  109,422         $   326,707    $   220,975
  Other General and Admin. Expenses                2,447,077      1,780,883           4,975,938      3,261,279
  Bad Debt Expense                                   940,803        595,339           1,928,311      1,100,523
                                                  ----------     ----------         -----------    -----------
      TOTAL GENERAL AND ADMIN. EXPENSES           $3,560,820     $2,485,644         $ 7,230,956    $ 4,582,777
      ---------------------------------           ----------     ----------         -----------    -----------
  OPERATING INCOME                                $  463,211     $  172,340         $   905,179    $   177,349
  ----------------
OTHER (INCOME) EXPENSES:
- - -----------------------
  Interest Expense                                $  143,052     $  104,934         $   262,197    $   236,730
  Interest Income                                    (63,189)       (35,949)           (105,898)       (67,270)
                                                  ----------     ----------         -----------    -----------
          TOTAL OTHER EXPENSES - NET              $   79,863     $   68,985         $   156,299    $   169,460
          --------------------------              ----------     ----------         -----------    -----------
NET INCOME BEFORE EXTRAORDINARY ITEM              $  383,348     $  103,355         $   748,880    $     7,889
- - ------------------------------------
  Extraordinary Item - Gain on
        Extinguishment of Debt                            --             --                  --        370,789
                                                  ----------     ----------         -----------    -----------

NET INCOME                                        $  383,348     $  103,355         $   748,880    $   378,678
- - ----------                                        ==========     ==========         ===========    ===========
 NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM   $      .06     $     .003         $       .12    $       .02
 ----------------------------------------------   ==========     ==========         ===========    ===========
 NET INCOME PER SHARE                             $      .06     $     .003         $       .12    $       .06
 --------------------                             ==========     ==========         ===========    ===========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,057,514      5,554,903           5,951,763      4,899,730
 ---------------------------------------------    ==========     ==========         ===========    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                       BIO-REFERENCE LABORATORIES, INC.
                       --------------------------------
                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                 [UNAUDITED]
                                 -----------

                                                        Six months ended
                                                        ----------------
                                                           April 30,
                                                           --------
                                                    1 9 9 5        1 9 9 4
                                                    -------        -------
OPERATING ACTIVITIES:
- - --------------------

   Net Income                                     $   748,880    $   378,678
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                              38,885         22,892
    Depreciation and Amortization                     485,461        279,095
     Amortization of Deferred Interest                     --         42,876
     Amortization of Deferred Discount                     --         15,625
     Provision for Bad Debts                        1,928,311      1,100,523
     Forgiveness of Debt                                   --       (370,789)
   Change in Assets and Liabilities, net of
       effects from purchase of GenCare
   (Increase) Decrease in:
     Accounts Receivable                           (3,629,494)    (1,808,728)
     Other Assets                                      26,279          6,115
     Prepaid Expenses and Other Current Assets       (223,080)      (185,360)
     Deferred Charges and Goodwill                   (506,089)       522,901
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities         374,165       (722,155)
                                                  -----------    -----------
           NET CASH - OPERATING ACTIVITIES        $  (756,682)   $(1,764,129)
           -------------------------------
INVESTING ACTIVITIES:
- - --------------------
   Acquisition of Equipment and
     Leasehold Improvements                       $  (264,835)   $  (260,046)
                                                  -----------    -----------

FINANCING ACTIVITIES:
- - --------------------
   Proceeds from Stock Offering                   $        --    $ 8,614,425
   Proceeds from Exercise of Warrants                   3,150
   Payments of Long-Term Debt                      (1,501,243)    (4,645,332)
   Increase in Long-Term Debt                         451,513      4,529,600
   Payments of Capital Lease Obligations             (122,493)       (51,786)
   Payments of Subordinated Notes Payable             (25,039)      (313,000)
   Increase (Decrease) in Cash Overdraft                   --        (93,725)
   Increase in Restricted Cash                     (2,500,000)    (4,452,000)
   Increase in Revolving Line of Credit             3,707,000             --
                                                  -----------    -----------
          NET CASH - FINANCING ACTIVITIES         $    12,888    $ 3,588,182
          -------------------------------         -----------    -----------
    NET INCREASE (DECREASE) IN CASH               $(1,008,629)   $ 1,564,007
    -------------------------------
    CASH AT BEGINNING OF PERIODS                    1,395,973             --
    ----------------------------                  -----------    -----------
    CASH AT END OF PERIODS                        $   387,344    $ 1,564,007
    ----------------------                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- - -------------------------------------------------
   Cash paid during the period for:
     Interest                                     $    181,002   $   217,893
     Income Taxes                                 $        901   $       753

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
- - ---------------------------------------------------------
ACTIVITIES:
- - ----------

In January, 1994, $45,000 of debt was converted into 15,480 shares of common stock.

In February, 1994, the Company incurred a capital lease obligation of $33,500 in connection with the acquisition of medical equipment.

In March, 1994, $300,000 of debt was converted into 102,779 shares of common stock.

In April, 1994, the Company issued 200,000 shares of common stock in consideration for a covenant not-to-compete.

In June, 1994, the Company incurred capital leases for $206,142 in connection with the acquisition of 22 automobiles and in addition, $100,000 of cash was transferred to a restricted certificate of deposit as collateral on the lease.

In July, 1994, the Company incurred a capital lease obligation of $267,490 in connection with the acquisition of medical equipment.

In September, 1994, $60,000 of debt was converted into 20,000 shares of common stock.

In December, 1994, the Company incurred capital lease obligations of $13,713 in connection with the acquisition of office furniture and $12,130 in connection with the acquisition of leasehold improvements.

In January, 1995, the Company incurred capital lease obligations of $58,668 in connection with the acquisition of computerized imaging systems.

In January, 1995, the Company issued 444,585 shares of common stock for all of the issued and outstanding common and preferred stock of GenCare Biomedical Research Corporation ("GenCare"). An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,073 on the date of the closing. In addition, the Company incurred capital lease obligations of $32,266 in connection with the acquisition of 4 automobiles.

In February, 1995, $37,621 of trade accounts payable was converted into debt.

In April, 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year contract (renewable annually).


The Accompanying Notes are an Integral part of These Financial Statements.

                       BIO-REFERENCE LABORATORIES, INC.
                       --------------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented.

[2] The results of operations for the six month period ended April 30, 1995 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1994 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.


            Three Months Ended                      Six Months Ended
                 April 30                               April 30
           1995           1994                     1995           1994
           ----           ----                     ----           ----
         $6,140,452     $3,219,581              $11,530,708    $5,702,041


[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $2,251,582 at April 30, 1995.

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] At April 30, 1995, the Company had $6,952,000 of restricted cash which represents collateral for two demand notes issued pursuant to bank loans and collateral for a capital lease on automobiles.

[8] At April 30, 1995, the Company had $7,339,344 in cash in excess of the federally insured limits, however $6,952,000 of this amount represents collateral for demand loans with the same banks.

[9] Effective November 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The effect of the adoption is not material to the financial statements. The Company elected not to restate prior financial statements.

The Company has net operating loss carryforwards at October 31, 1994 of approximately $10,700,000 which begins to expire in 2002. As a result of these carryforwards, the Company has a deferred tax asset of approximately $4,600,000 which has been offset by a valuation account of $4,600,000, resulting in a net deferred asset of $-0-.

[10] In December, 1993, $1,359,375 principal [includes $271,875 in accrued interest] was paid to subordinated promissory note holders who purchased units in the March 31, 1993 private offering. Two note holders were repaid an aggregare $46,875 in January 1994.

[11] In December 1993 as a result of the Company's public offering hereinafter described, $1,000,000 was deposited in a savings account with Manufacturers and Traders Trust Company as collateral on the note payable to this bank. As a result of the deposit, letter of credit holders who had posted such letters in the aggregate amount of $1,000,000 as colletral therfore, were relieved of their obligation to secure this debt. In April, 1995, the monies in this savings account were utilized to repay the note to this bank.

[12] In December, 1993, the Company paid $273,734 to the Internal Revenue Service for past due payroll tax penalties and interest. As a result of the payment, the Internal Revenue Service released all liens imposed on the Company.

[13] On January 13, 1994, pursuant to a Registration Statement on Form SB-2 (File No. 33-68678) declared effective by the Securities and Exchange Commission on November 23, 1993, the Company completed the sale of an aggregate 1,035,000 Units, each Unit consisting of three shares of Common Stock, three Class A Redeemable Warrants and one Class B Redeemable Warrant in an underwritten public offering on a "firm-commitment" basis through A.S. Goldmen & Co., Inc. as Underwriter. The Units were sold at a sales price of $10.00 per Unit of $10,350,000 in the aggregate. Each Class A Redeemable Warrant and each Class B Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.50 and $6.75 respectively for a 60-month period commencing November 23, 1993. The Underwriter received an underwriting commission and a non-accountable expense allowance equal to 13% of the gross offering proceeds and also was issued Underwriters's Warrants exercisable to purchase 79,166 additional Units at $16.50 per Unit. The Company also retained the Underwriter as a financial consultant for a two-year period at a monthly consulting fee of $2,000.

The Company also registered the 446,677 Class A Redeemable Warrants and the 112,500 Class B Redeemable Warrants purchased by the investors in the December 1992 Bridge Financing and the March 1993 Private Placement and the underlying shares in the Registration Statement so as to permit the public offer and sale of such Warrants and shares.

The Company indicated in the Registration Statement that it intended to apply the net proceeds of the offering to repay bank and credit line indebtedness (approximately $3,400,000); to repay the Notes purchased in the March 1993 Private Placement (approximately $1,400,000); to repay certain payables and tax arrearages (approximately $500,000); and to apply the balance to working capital and as reserves for possible acquisitions. In January 1994, the Company used a portion of the net offering proceeds to pay its outstanding credit line indebtedness to Towers Financial corporation by payment of approximately $2,100,000 and paid the Notes issued in connection with the March 1993 Private Placement. In addition, the Company applied a portion of the net offering proceeds to the payment in full of its outstanding federal income tax liabilities and is currently paying its tax arrearages to the States of New Jersey and New York in accordance with installment agreements with those jurisdictions.

As a result of the November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ System under the symbol "BRLI."

[14] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan.

[15] In March, 1994, the Company purchased various furniture, fixtures, machinery, equipment and customer lists from a non-affiliated party. As consideration, the seller received $240,000 (including $14,400 of interest) of which $48,000 was paid at closing and the remainder paid over time based on the amount collected from its customer list. In addition, the two principals signed three year employment agreements.

[16] In April, 1994, the Company issued 200,000 shares of restricted common stock in consideration for a covenant not-to-compete.

[17] In April 1994, Town Clinical laboratory, Ltd. ["TCL"], a clinical testing laboratory with principal offices in Nassau County, New York, filed a complaint in the New York State Supreme Court, Nassau County against the Company and its principal executive officer. The complaint alleges unfair competition and conspiracy between the Company, its principal executive officer and a former TCL employee to destroy TCL's business. The complaint, which contains four causes of action, requests that preliminary and permanent injunctions be issued and further requests actual damages to be determined at trial plus punitive damages in the amount of $2,000,000 in each of the four causes of action. The Company and its principal executive officer have filed an answer denying the material allegations of the complaint and requesting judgment dismissing TCL's complaint. Management believes that the allegations in the complaint against the Company and its principal executive officer are without merit and intends to vigorously contest this action. However, management is unable to predict the probable outcome.

In August 1994, the Company and various of its officers and directors were named as a defendant in an action commenced by a former employee in the Superior Court of New Jersey. The complaint alleges than an employment agreement between the Company and the former employee was breached, and demands an unspecified amount of compensatory and punitive damages. The Company and the other defendants have denied the material allegations and have filed a counterclaim against the former employee based upon his alleged breach of the employment agreement by his lack of performance thereunder. The Company intends to vigorously defend its position in this action.

The Company is currently under audit by the State of New Jersey in connection with sales and use tax matters. The liability to the State resulting from the audit cannot be determined at this time, however, the Company believes it will not have a material impact on the Company.

In the normal course of its business, the Company is exposed to a number of other asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

[18] In November, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the seller's obligations under the leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. No goodwill was recognized on this transaction. In addition, the Company entered into a five year employment agreement with a senior marketing representative for an annual base salary of $40,000 plus commissions based on sales.

(19) In January, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was

$1,634,073 on the date of the closing. The total cost of the acquisition was $1,634,073 which exceeded the fair value of the net assets of GenCare by $2,203,492. The excess is being amortized using the straight-line method over 20 years. In addition, if the specific collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued. In addition, the Company assumed a bank loan in the amount of $293,333. This loan was fully paid in March, 1995.

(20) In March, 1995, the Company consummated a $6,500,000 line of credit with Midlantic Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter.

Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                        ------------------------------------
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ------------------------------------------------

                                RESULTS OF OPERATIONS
                                ---------------------

              COMPARISON OF SECOND QUARTER 1995 VS SECOND QUARTER 1994
              --------------------------------------------------------
NET REVENUES:
- - ------------
Net Revenues for the three month period ended April 30, 1995 were $7,690,359 as compared to $5,435,142 for the prior period ended April 30, 1994; this represents a 41% increase in net revenues. This increase was related to the acquisition of GenCare Biomedical Research Laboratory ("GenCare") and to the acquisition of the customer list of a small laboratory in New Jersey, the establishment of the Company's national dialysis marketing effort which was initiated in March, 1994. Management believes that the severe winter weather experienced in the northeast during the three month period ended April 30, 1994 negatively impacted net revenues during that period. Net revenues per patient increased 11% over the comparable period.

COST OF SALES:
- - -------------
Gross profits on net revenues increased from $2,657,984 for the period ended April 30, 1994 to $4,024,031 for the three month period ended April 30, 1995; an increase of 51%. This increase was caused by an increase in net revenues. The Company's gross profit margin improved to 52% for the three month period ended April 30, 1995 compared to 49% for the three month period ended April 30, 1994. However, the Company has shown a "Loss from Continuing Operations" in two of the past three years.

Cost of Services increased from $2,777,158 for the quarter ended April 30, 1994 to $3,666,328 for the Quarter ended April 30, 1995. This represents a 32% increase in costs while net revenues increased 41%.

GENERAL AND ADMINISTRATIVE EXPENSES:
- - -----------------------------------
General and administrative expenses for the three month period ending April 30, 1995 were $3,560,820 as compared to $2,485,644 for the quarter ending April 30, 1994, an increase of $1,075,176 or 43%.

This increase was caused in part by a $465,532 increase in employee related expenses (staff additions due to the GenCare acquisition, a 5% salary increase [as of January 1, 1995], marketing staff increases and an increase in commission paid to marketing personnel. The balance of the increase in expenses in this category were due to increases in occupancy expenses of $107,339 and office expenses of $80,987 (such as telephone expenses, office supplies, equipment rental and data processing expenses). The increase in bad debt expense of $345,464 was the result of a 60% increase in gross revenues.

INTEREST EXPENSE:
- - ----------------
Interest expense increased from $104,934 during the three month period ending April 30, 1994 as compared to $143,052 during the three month period ending April 30, 1995. This increase was caused by the $6,500,000 line of credit facility with Midlantic Bank, N.A. of which approximately $3,700,000 was utilized.

INCOME:
- - ------
The Company had net income of $383,348 for the quarter ending April 30, 1995 as compared to $103,355 for the Quarter ending April 30, 1994 an increase of $279,993. Management believes that the severe winter weather experienced in the Northeast during the month of February 1994 negatively impacted income during that period.

                     SIX MONTHS 1995 COMPARED TO SIX MONTHS 1994
                     -------------------------------------------
NET REVENUES:
- - ------------
Net Revenues for the six month period ended April 30, 1994 were $10,171,303 as compared to $15,332,779 for the current period ended April 30, 1995; this represents a 51% increase in net revenues. The laboratory's patient count for the six month period ending April 30, 1995 increased by 32% over the same period in 1994. Net revenues per patient increased from $47.38 for the period ending April 30, 1994 to $54.26 (15%) for the period ending April 30, 1995. This increase was caused by both the Company's continued marketing strategy and a price increase (instituted in November, 1994 of approximately 3%). Management believes that the severe winter weather experienced in the Northeast during the six months ended April 30, 1994 negatively impacted net revenues during that period.

COST OF SALES:
- - -------------
Gross profits on net revenues increased from $4,760,126 for the period ended April 30, 1994 to $8,136,135 for the six month period ended April 30, 1995; an increase of 71%. The Company's gross profit margin improved to 53% for the period ended April 30, 1995 as compared to a gross profit margin of 47% for the period ended April 30, 1994. However, the Company has shown a "Loss from Continuing Operations" for two of the past three years.

Cost of Services increased from $5,411,177 for the six month period ended April 30, 1994 to $7,196,644 for the Quarter ended April 30, 1995. This represents a 33% increase in costs while net revenues increased 51%.

GENERAL AND ADMINISTRATIVE EXPENSES:
- - -----------------------------------
General and administrative expenses for the six month period ending April 30, 1995 were $7,230,956 as compared to $4,582,777 for the period ending April 30, 1994, an increase of $2,648,179 or 58%. This increase was caused primarily by an increase of approximately $828,000 in bad debt expense, $724,000 in marketing expense, $237,000 in occupancy expenses, and $393,000 in office and other related expenses.

INTEREST EXPENSE:
- - ----------------
Interest expense increased from $236,730 during the six month period ending April 30, 1994 as compared to $262,197 during the six month period ending April 30, 1995. This increase was caused by the $6,500,000 line of credit facility with Midlantic Bank, N.A. of which approximately $3,700,000 was utilized.

INCOME:
- - ------
The Company had net income of $748,880 for the six months ended April 30, 1995 as compared to net income of $378,678 for the six months ended April 30, 1994 an increase of $370,202. The net income of $378,678 for the period ending April 30, 1994 is primarily attributable to an extraordinary gain of $370,789 on the extinguishment of the Towers Financial Corporation Debt. The Company had a net income before this extraordinary item of $7,889 for the six month period ending April 30, 1994 as compared to $748,880 for the six month period ending April 30, 1994 an increase of $740,991. Management believes that the severe winter weather experienced in the Northeast during the month of February 1994 negatively impacted income during that period.

LIQUIDITY AND CAPITAL RESOURCES:
- - -------------------------------

Working capital as of April 30, 1995 was $3,605,366 as compared to $3,603,803 at October 31, 1994 an increase of $1,563 during the six month period.

The Company decreased its cash position by approximately $1,008,600 during the current quarter. The Company utilized $756,682 in cash for operating activities. To offset this use of cash the Company raised $451,513 in long-term debt and $3,707,000 in credit lines and repaid approximately $1,648,800 in existing debt.

The capital spending requirements for the Company during 1995 is expected not to exceed $500,000. To date, approximately $381,612 has been spent on capital improvements, this includes approximately $116,777 in capital leases.

The Company had current liabilities of $12,281,156 at April 30, 1995. The three largest items in this category are current portion of long-term debt of $3,743,528, note payable of $3,707,030 and accounts payable of $2,603,222. The Company continues to pay its payables at 90 to 120 days. Management does not intend to shorten this period. The Company is in arrears in certain lease payments and other note obligations and may be deemed in "default" thereunder. Such "defaults" in the aggregate are not material to the financial condition of the Company. Although no equipment manufacturers or note holders have instituted any action to repossess their equipment, management believes, but cannot assure that this will not occur in the future. All tax liabilities including penalties and interest have been accrued. At April 30, 1995, the Company was in arrears in the amount of $78,284 in local withholding taxes, which are being paid in accordance with installment agreements. The state authorities can impose up to 100% penalties and place a lien on the Company's assets to secure collection of these amounts.

The Company's emphasis is to target accounts which generate larger revenues per request for laboratory services. This results in an increase in revenue per patient. In order to maximize collections, the Company prefers to receive payment at time of service. If this is not available, collections are maximized by accurate billing as close to the date of service as possible with frequent follow-up billings.

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursement required by enactment of a Congressional budget, can adversely affect clinical laboratories by reducing Medicare reimbursement
for laboratory services.   In each of the omnibus budget reconciliation laws
enacted in 1987, 1989 and 1990, Medicare reimbursement of clinical laboratories was reduced from previously authorized levels. The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories (including the Company) of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encountered and which involve relatively high administrative costs). A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. The administration's budget package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for reduction in the Medicare national limitation amounts, from the current level of 88% of the national median to 76% of the national median. None of the reductions enacted to date has had a material adverse effect on the Company. In addition, a number of states, Department of Health and Human Services and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Pursuant to a Post-Effective Amendment on Form S-2 to its Registration Statement (File No. 33-68628), declared effective by the Securities and Exchange Commission on December 14, 1994, the Company is offering for sale up to 3,551,677 shares of its Common Stock to the holders of its outstanding Class A Redeemable Warrants upon exercise thereof and up to 1,147,500 shares of its Common Stock to the holders of its outstanding Class B Redeemable Warrants upon exercise thereof. Each Class A Redeemable Warrant and each Class B Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.50 and $6.75, respectively, through November 23, 1998. Each Class A Redeemable Warrant and each Class B Redeemable Warrant is redeemable by the Company at a redemption price of $.10 per Redeemable Warrant upon not less than 30 days' prior written notice, provided that the average closing bid price for the Common Stock equals or exceeds $7.20 and $10.80, respectively, for any 20 trading days within a period of 30 consecutive trading days ending on the fifth trading day immediately prior to the notice of redemption. The exercise price and the number of shares purchasable upon exercise of the Redeemable Warrants are subject to adjustment upon the occurrence of certain events including stock dividends and stock splits. The Redeemable Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Common Stock at an exercise price less than the respective Redeemable Warrant exercise prices. The Company anticipates gross proceeds of approximately $15,983,000, if all of the Class A Redeemable Warrants are exercised.

On March 28, 1995, the Company consummated a $6,500,000 line of credit with Midlantic Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. As of April 30, 1995, the Company has utilized approximately $3,700,000 of this credit facility.

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof.

Cash on hand, cash flows from operations, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

Impact of Inflation
- - -------------------
To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
- - --------------------------------
The Financial Accounting Standards Board has issued FAS 107, "Disclosure about Fair Value of Financial Instruments." Adoption of the new statement is not expected to have a material impact on the Company's financial position or results of operations. FAS 107 is effective for fiscal years beginning after December 15, 1992, except for entities with less than $150 million in total assets for which the effective date is fiscal years beginning after December 15, 1995. The Company will adopt FAS 107 on November 1, 1996.


                                       PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
- - --------------------------------
During the quarter ended April 30, 1995, the Company filed one report on Form-8K/A amending Form 8-K dated January 4, 1995, filed January 16, 1995, reporting in Item 7, the Financial Statements and Pro-Forma Financial Statements of GenCare Biomedical Research Corporation.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-REFERENCE LABORATORIES, INC.
                                          (Registrant)



                                          /S/ Marc D. Grodman
                                          -----------------------------------
                                          Marc D. Grodman, M.D.
                                          President




                                          /S/ Sam Singer
                                          ------------------------------------
                                          Sam Singer
                                          Chief Financial and Accounting
                                          Officer


Date:  June 8, 1995

                                 EXHIBIT INDEX


                    Exhibit 27  -  Financial Data Schedule