Form 10QSB
period 1994-07-31
BIO REFERENCE LABORATORIES INC
filed 1995-09-19
CIK 792641

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1995
                               -------------
                                    AND

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number  0-15266
                        -------
                        BIO-REFERENCE LABORATORIES, INC.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)
          NEW JERSEY                               22-2405059
------------------------------         ---------------------------------------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                               07407
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)          (201) 791-2600
                                                       ------------------------
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
                              Yes        No
                             -----      -----
                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,075,514 ($.01 par value) at September 11, 1995.
                        BIO-REFERENCE, LABORATORIES, INC.
                        ---------------------------------
                                  FORM 10-QSB
                                  -----------
                                 JULY 31,  1995
                                 --------------


                                   I N D E X
                                   ---------





PART I.   FINANCIAL INFORMATION

  Item 1.         Financial Statements
                  Balance Sheet as of July 31, 1995 (unaudited)

                  Statements of Operations for the
                   three months and nine months ended July 31, 1995 and July 31, 1994 (unaudited)

                  Statements of Cash Flows for the
                   nine months ended July 31, 1995 and July 31,
                   1994 (unaudited)

                  Notes to financial statements



   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

   Item 1.        Legal Proceedings

   Item 6.        Exhibits and Reports on Form 8-K

   Signatures
                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                                 BALANCE SHEET
                                 -------------
                              As of July 31, 1995
                              -------------------
                                  (Unaudited)
                                  -----------
                                    ASSETS
                                    ------


CURRENT ASSETS:
--------------
  Cash                                                                                       $   782,617
  Cash - Restricted                                                                             6,352,000
  Accounts Receivable (Net)                                                                     8,053,878
  Inventory                                                                                       444,351
  Other Current Assets                                                                            483,519
  Marketable Securities                                                                           576,950
                                                                                              -----------
    TOTAL CURRENT ASSETS                                                                      $16,692,315
    --------------------
  PROPERTY, PLANT AND EQUIPMENT                                                               $ 2,045,882
  -----------------------------
LESS:  Accumulated Depreciation                                                                   882,038
----
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                                                                   $ 1,163,844
  -------------------------
OTHER ASSETS:
------------
   Due from Related Party                                                                     $   250,718
   Deposits                                                                                       269,811
   Goodwill (Net of Accumulated
    Amortization of $791,174)                                                                   2,967,553
   Deferred Charges (Net of Accumulated
     Amortization of $1,220,751)                                                                2,639,313
   Cash - Restricted                                                                               62,168
   Other Assets                                                                                   195,940
                                                                                              -----------

   TOTAL OTHER ASSETS                                                                         $ 6,385,503
   ------------------                                                                         -----------
   TOTAL ASSETS                                                                               $24,242,662
   ------------                                                                               ===========

The Accompanying Notes are an Integral Part of These Financial Statements
                        BIO-REFERENCE LABORATORIES, INC.
                        ------------------------------
                                BALANCE SHEET
                                -------------
                             As of July 31, 1995
                             -------------------
                                 (Unaudited)
                                 -----------
                  LIABILITIES AND SHAREHOLDERS' EQUITY [DEFICIT]
                  ---------------------------------------------

CURRENT LIABILITIES:
-------------------
  Accounts Payable                                                                           $ 2,303,913
  Salaries and Commissions Payable                                                               878,246
  Accrued Expenses                                                                               583,039
  Current Portion of Long-Term Debt                                                            3,212,342
  Current Portion of Leases Payable                                                              307,037
  Subordinated Notes                                                                             174,364
  Notes Payable                                                                                4,914,766
  Taxes Payable                                                                                  233,007
                                                                                             -----------
    TOTAL CURRENT LIABILITIES                                                                $12,606,714
    -------------------------                                                                -----------
LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt                                                         $  197,896
  Long-Term Portion of Leases Payable                                                            236,855
  Notes Payable                                                                                  116,385
                                                                                             -----------
        TOTAL LONG-TERM LIABILITIES                                                          $   551,136
        ---------------------------                                                          -----------
SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                                              $        --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                                                             --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued and Outstanding 6,075,514 shares                                                       60,755

  Additional Paid-In Capital                                                                  22,283,938

  Accumulated [Deficit]                                                                      (11,335,621)
  Unrealized Gain on Marketable Securities                                                        97,615
                                                                                             -----------
  Totals                                                                                     $11,106,687
  Deferred Compensation                                                                          (21,875)
                                                                                             -----------

    TOTAL SHAREHOLDERS' EQUITY                                                               $11,084,812
    --------------------------                                                               -----------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                                                                      $24,242,662
   --------------------                                                                      ============

The Accompanying Notes are an Integral Part of These Financial Statements.
                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ----------------------
                                  [UNAUDITED]
                                  ---------

                                                             Three months ended                     Nine months ended
                                                             ------------------                     -----------------
                                                                    July 31,                             July,31
                                                                    -------                              -------
                                                       1 9 9 5            1 9 9 4           1 9 9 5            1 9 9 4
                                                       -------            -------           -------            -------
NET REVENUES:                                          $8,062,709         $6,113,747        $23,395,488        $16,285,050
------------                                           ----------         ----------        -----------        -----------
COST OF SERVICES:
----------------
    Depreciation                                       $   84,956         $   52,941        $   243,710        $  111,061
    Employee Related Expenses                           1,825,548          1,510,092          5,342,009         4,335,929
    Reagents and Lab Supplies                             944,070            720,903          2,691,650         1,966,076
    Other Cost of Services                              1,043,450            734,963          2,817,299         2,017,611
                                                       ----------         ----------        -----------        ----------
      TOTAL COST OF SERVICES                           $3,898,024         $3,019,499        $11,094,668        $8,430,677
      ----------------------                           ----------         ----------        -----------        ----------
GROSS PROFIT ON REVENUES                               $4,164,685         $3,094,248        $12,300,820        $7,854,373
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization                        $  174,388         $  134,334        $   501,095           355,309
  Other General and Admin. Expenses                     2,536,516          1,878,646          7,512,454         5,139,925
  Bad Debt Expense                                      1,017,793            642,325          2,946,104         1,742,848
                                                       ----------         ----------        -----------        ----------
      TOTAL GENERAL AND ADMIN. EXPENSES                $3,728,697         $2,655,305        $10,959,653        $7,238,082
      ---------------------------------                ----------         ----------        -----------        ----------
  OPERATING INCOME                                     $  435,988         $  438,943        $ 1,341,167        $  616,291
  ----------------
OTHER (INCOME) EXPENSES:

  Interest Expense                                     $  178,424         $  107,473        $   440,621         $ 344,202
  Interest Income                                         (83,545)           (36,728)          (189,443)         (103,998)
                                                       ----------         ----------        -----------        ----------
          TOTAL OTHER EXPENSES - NET                   $   94,879         $   70,745        $   251,178        $  240,204
          --------------------------                   ----------         ----------        -----------        ----------
NET INCOME BEFORE EXTRAORDINARY ITEM                   $  341,109         $  368,198        $ 1,089,989        $  376,087
------------------------------------
  Extraordinary Item - Gain on
        Extinguishment of Debt                                 --                  --                --           370,789
                                                       ----------         -----------       -----------        ----------
NET INCOME                                             $  341,109         $   368,198       $ 1,089,989        $  746,876
----------
 NET INCOME PER SHARE
 --------------------
   BEFORE EXTRAORDINARY ITEM                           $     .05          $      .05        $       .18        $      .06
   -------------------------                           ----------         ----------        -----------        ----------
 NET INCOME PER SHARE                                  $     .05          $      .05        $       .18        $      .13
 --------------------                                  ----------         ----------        -----------        ----------
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING            6,068,848         5,722,496         5,990,791         5,173,985
--------------------------------------------           ==========         ==========        =========          =========

The Accompanying Notes are an Integral Part of These Financial Statements.
                        BIO-REFERENCE LABORATORIES, INC.
                        ------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   [UNAUDITED]
                                   -----------

                                                        Nine months ended
                                                        -----------------
                                                             July 31,
                                                             --------
                                                1 9 9 5                     1 9 9 4
                                                -------                     -------
OPERATING ACTIVITIES:
--------------------
   Net Income                                 $ 1,089,989                 $   746,876
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                          43,260                      34,338
    Depreciation and Amortization                 744,805                     466,370
     Amortization of Deferred Interest                 --                      42,876
     Amortization of Deferred Discount                 --                      15,625
     Provision for Bad Debts                    2,946,104                   1,742,848
     Forgiveness of Debt                               --                    (370,789)
   Change in Assets and Liabilities, net of
       effects from purchase of GenCare
   (Increase) Decrease in:
     Accounts Receivable                       (4,811,833)                 (3,204,081)
     Other Assets                                  28,392                       2,840
     Prepaid Expenses and Other Current Assets   (430,934)                   (310,538)
     Deferred Charges and Goodwill               (600,616)                   (522,902)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities      84,629                    (672,677)
                                              -----------                 ------------
           NET CASH - OPERATING ACTIVITIES    $  (906,204)                $(2,029,214)
           -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                   $  (326,779)                $  (211,901)
   Marketable Securities                         (479,335)                         --
                                              -----------                 -----------
           NET CASH - INVESTING ACTIVITIES    $  (806,114)                $  (211,901)
           -------------------------------

FINANCING ACTIVITIES:
--------------------
   Proceeds from Stock Offering               $        --                 $ 8,614,425
   Proceeds from Exercise of Warrants              18,150                          --
   Payments of Long-Term Debt                  (2,097,313)                 (2,608,350)
   Increase in Long-Term Debt                     453,077                   4,529,600
   Payments of Capital Lease Obligations         (190,511)                    (87,181)
   Payments of Subordinated Notes Payable         (37,039)                   (326,000)
   Decrease in Cash Overdraft                          --                     (93,725)
   Increase in Restricted Cash                 (1,962,168)                 (2,100,000)
   Increase in Revolving Line of Credit         4,914,766                          --
                                              -----------                 -----------
          NET CASH - FINANCING ACTIVITIES     $ 1,098,962                 $  7,928,769
          -------------------------------     -----------                 ------------
    NET INCREASE (DECREASE) IN CASH           $  (613,356)                $  5,687,654
    -------------------------------
    CASH AT BEGINNING OF PERIODS                 1,395,973                          --
    ----------------------------              ------------                ------------
    CASH AT END OF PERIODS                    $    782,617                $  5,687,654
    ----------------------                    ------------                ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                                 $    348,517                $  320,659
     Income Taxes                             $     49,882                $    2,111

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------
In January, 1994, $45,000 of debt was converted into 15,480 shares of common stock.

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

In January, 1995, the Company issued 444,585 shares of common stock for all of the issued and outstanding common and preferred stock of GenCare Biomedical Research Corporation ("GenCare"). An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 non-escrowed shares issued at the closing was $1,634,073 on such date. In addition, the Company incurred capital lease obligations of for $32,266 in connection with the acquisition of 4 automobiles.

In February, 1995, $37,621 of trade accounts payable was converted into debt.

In April, 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year contract (renewable annually).

In July, 1995, the Company incurred an unrealized gain of $97,615 on available for sale securities.


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

[2] The results of operations for the nine month period ended July 31, 1995 are not necessarily indicative of the results to be expected for the entire year.

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

                  Three Months Ended                  Nine Months Ended
                        July 31                             July 31
                 1995            1994              1995               1994
                 ----            ----              ----               ----
             $6,407,071         $3,868,052        $17,937,778        $9,570,093

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $2,270,949 at July 31, 1995.

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] At July 31, 1995, the Company had $6,414,168 of restricted cash which represents collateral for two demand notes issued pursuant to bank loans and collateral for a capital lease on automobiles.

[8] At July 31, 1995, the Company had $7,196,785 in cash in excess of the federally insured limits, however $6,414,168 of this amount represents collateral for demand loans with the same banks.

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

[10] In December, 1993, $1,359,375 principal [includes $271,875 in accrued interest] was paid to subordinated promissory note holders who purchased units in the March 31, 1993 private offering. Two note holders were repaid an aggregate $46,875 in January 1994.

[11] In December 1993 as a result of the Company's public offering hereinafter described, $1,000,000 was deposited in a savings account with Manufacturers and Traders Trust Company as collateral on the note payable to this bank. As a result of the deposit, letter of credit holders who had posted such letters in the aggregate amount of $1,000,000 as collateral therefore, were relieved of their obligation to secure this debt. In April, 1995, the monies in this savings account were utilized to repay the note to this bank.

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

The Units were sold at a sales price of $10.00 per Unit or $10,350,000 in the aggregate. Each Class A Redeemable Warrant and each Class B Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.50 and $6.75 respectively for a 60-month period commencing November 23, 1993. The Underwriter received an underwriting commission and a non-accountable expense allowance equal to 13% of the gross offering proceeds and also was issued Underwriters's Warrants exercisable to purchase 79,166 additional Units at $16.50 per Unit. The Company also retained the Underwriter as a financial consultant for a two-year period at a monthly consulting fee of $2,000.

The Company also registered the 446,677 Class A Redeemable Warrants and the 112,500 Class B Redeemable Warrants purchased by the investors in its December 1992 Bridge Financing and its March 1993 Private Placement and the underlying shares in the Registration Statement so as to permit the public offer and sale of such Warrants and shares.

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

In August 1994, the Company and various of its officers and directors were named as a defendant in an action commenced by a former employee in the Superior Court of New Jersey. The complaint alleges that an employment agreement between the Company and the former employee was breached, and demands an unspecified amount of compensatory and punitive damages.

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

[18] In November, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the seller's obligations under the leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. No goodwill was recognized on this transaction. In addition, the Company entered into a five year employment agreement with a senior marketing representative providing for an annual base salary of $40,000 plus commissions based on sales.

(19) In January, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare'] in a business combination accounted for under the purchase method of accounting. GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 non-escrowed shares issued at the closing was $1,634,073 on such date. The total cost of the acquisition was $1,634,073 which exceeded the fair value of the net assets of GenCare by $2,203,492. The excess is being amortized using the straight-line method over 20 years. In addition, if the specified collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued. In addition, the Company assumed a bank loan in the amount of $293,333. This loan was fully paid in March, 1995.

(20) In March, 1995, the Company consummated a $6,500,000 line of credit with Midlantic Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                     ------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------
                            RESULTS OF OPERATIONS
                            --------------------
          COMPARISON OF THIRD QUARTER 1995 VS THIRD QUARTER 1994
          ------------------------------------------------------
NET REVENUES:
------------
Net Revenues for the three month period ended July 31, 1995 were $8,062,709 as compared to $6,113,747 for the prior period ended July 31, 1994; this represents an 32% increase in net revenues. This increase was related to the acquisition of GenCare Biomedical Research Laboratory ("GenCare"), to the acquisition of the customer list of a small laboratory in New Jersey, a price increase of approximately 3%, the Company's national dialysis marketing effort and its continued marketing strategy in the New York metropolitan tri-state area. The number of patients processed during the quarter ended July 31, 1995 increased 31% over the prior comparable period.

COST OF SALES:
-------------
Gross profits on net revenues increased from $3,094,248 for the period ended July 31, 1994 to $4,164,685 for the three month period ended July 31, 1995; an increase of 35%. This increase was caused by an increase in net revenues. The Company's gross profit margin improved to 52% for the three month period ended
July 31, 1995 compared to a gross profit margin of   51% for the three month
period ended July 31, 1994. However, the Company has shown a "Loss from Continuing Operations" in two of the past three years.

Cost of Services increased from $3,019,499 for the three month period ended July 31, 1994 to $3,898,024 for the Quarter ended July 31, 1995. This represents a 29%increase in costs while net revenues increased 32%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending July 31, 1995 were $3,728,697 as compared to $2,655,305 for the quarter ending July 31, 1994, an increase of $1,073,392 or 40%. This increase was caused in part by a $379,560 increase in employee related expenses (staff additions due to the GenCare acquisition), a 5% salary increase (as of January 1, 1995), marketing staff increases and an increase in commissions paid to marketing personnel.
The balance of the increase in expenses in this category were due to increases in occupancy expenses of $96,633 and office expenses of $77,093 (such as telephone expenses, office supplies, equipment rental and data processing expenses). The increase in bad debt expense of $375,468 was the result of a 45% increase in gross revenues.

INTEREST EXPENSE:
----------------
Interest expense was $178,424 during the three month period ending July 31, 1995 as compared to $107,473 during the three month period ending July 31, 1994. This increase was caused by the $6,500,000 line of credit facility with Midlantic Bank, N.A. of which approximately $4,600,000 was utilized.

INCOME (LOSS):
-------------
The Company had net income of $341,109 for the three months ended July 31, 1995 as compared to a net loss of $368,198 for the three months ended July 31, 1994, a decrease of $27,089.

                 NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994
                 --------------------------------------------
NET REVENUES:
------------
Net Revenues for the nine month period ended July 31, 1994 were $16,285,050 as compared to $23,395,488 for the current period ended July 31, 1995; this represents a 44% increase in net revenues. The laboratory's patient count for the nine month period ending July 31, 1995 increased by 31% over the same period in 1994. Net revenues per patient increased from $49.08 for the period ending July 31, 1994 to $53.70 (9%) for the period ending July 31, 1995. This increase was caused by both the Company's continued marketing strategy and a price increase (instituted in November, 1994 of approximately 3%). Management believes that the severe winter weather experienced in the Northeast during the nine months ended July 31, 1994 negatively impacted net revenues during that period.

COST OF SALES:
-------------
Gross profits on net revenues increased from $7,854,373 for the period ended July 31, 1994 to $12,300,820 for the nine month period ended July 31, 1995; an increase of 57%. This increase was caused by an increase in net revenues. The Company's gross profit margin improved to 53% for the period ended July 31, 1995 as compared to a gross profit margin of 48% for the period ended July 31, 1994. However, the Company has shown a "Loss from Continuing Operations" for two of the past three years.

Cost of Services increased from $8,430,677 for the nine month period ended July 31, 1994 to $11,094,668 for the Quarter ended July 31, 1995. This represents a 32% increase in costs while net revenues increased 44%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the nine month period ending July 31, 1995 were $10,959,653 as compared to $7,238,082 for the period ending July 31, 1994, an increase of $3,721,571 or 51%. This increase was caused primarily by an increase of approximately $1,203,256 in bad debt expense as a result of a 60% increase in gross sales, $1,435,525 in employee related expenses, $333,697 in occupancy expenses, and $251,382 in office expenses.

INTEREST EXPENSE:
----------------

Interest expense increased from $344,202 during the nine month period ending July 31, 1994 as compared to $440,621 during the nine month period ending July 31, 1995. This increase was caused by the $6,500,000 line of credit facility with Midlantic Bank, N.A. of which approximately $4,600,000 was utilized.

INCOME (LOSS):
-------------
The Company had net income of $1,089,989 for the nine months ended July 31, 1995 as compared to net income of $746,876 for the nine months ended July 31, 1994, an increase of $343,113. The net income of $746,876 for the period ending July 31, 1994 is partially attributable to an extraordinary gain of $370,789 on the extinguishment of the Towers Financial Corporation Debt. The Company had a net income before this extraordinary item of $376,087 for the nine month period ending July 31, 1994 as compared to $1,089,989 for the nine month period ending July 31, 1995 an increase of $713,902.
However, Management believes the Company may have been more profitable in 1994 had it not lost net revenues due to the extreme winter weather that the northeast experienced during January and February 1994.

  LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED JULY 31, 1995
  ----------------------------------------------------------------------
Working capital as of July 31, 1995 was $4,085,601 as compared to $3,603,803 at October 31, 1994 an increase of $481,798 during the nine month period.

The Company decreased its cash position by approximately $613,400 during the current period. The Company utilized $906,204 in cash for operating activities. To offset this use of cash the Company raised $453,077 in long-term debt and $4,914,766 in credit lines and repaid approximately $2,324,863 in existing debt.

The capital spending requirements for the Company during 1995 is expected not to exceed $500,000. To date, approximately $443,556 has been spent on capital improvements, this includes approximately $116,777 in capital leases.

The Company had current liabilities of $12,606,714 at July 31, 1995. The three largest items in this category are notes payable of $4,914,766 , current portion of long-term debt of $3,212,342, and accounts payable of $2,303,913. The Company continues to pay its payables at 90 to 120 days. Management does not intend to shorten this period. The Company is in arrears in certain lease payments and other note obligations and may be deemed in "default" thereunder. Such "defaults" in the aggregate are not material to the financial condition of the Company. Although no equipment manufacturers or note holders have instituted any action to repossess their equipment, management believes, but cannot assure that this will not occur in the future. All tax liabilities including penalties and interest have been accrued.

At July 31, 1995, the Company was in arrears in the amount of $47,350 in local withholding taxes, which are being paid in accordance with installment agreements. The state authorities can impose up to 100% penalties and place a lien on the Company's assets to secure collection of these amounts.

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

Pursuant to a Post-Effective Amendment on Form SB-2 to its Registration Statement (File No. 33-68628), declared effective by the Securities and Exchange Commission on December 14, 1994, the Company is offering for sale up to 3,551,677 shares of its Common Stock to the holders of its outstanding Class A Redeemable Warrants upon exercise thereof and up to 1,147,500 shares of its Common Stock to the holders of its outstanding Class B Redeemable Warrants upon exercise thereof.

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

On March 28, 1995, the Company consummated a $6,500,000 line of credit with Midlantic Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. As of July 31, 1995, the Company has utilized approximately $4,600,000 of this credit facility.

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

IMPACT OF INFLATION:
-------------------
To date, inflation has not had a material effect on the Company's operations

NEW AUTHORITATIVE PRONOUNCEMENTS:
--------------------------------
The Financial Accounting Standards Board has issued FAS 107, "Disclosure about Fair Value of Financial Instruments." Adoption of the new statement is not expected to have a material impact on the Company's financial position or results of operations. FAS 107 is effective for fiscal years beginning after December 15, 1992, except for entities with less than $150 million in total assets for which the effective date is fiscal years beginning after December 15, 1995. The Company will adopt FAS 107 on November 1, 1996.

                                     PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
No reports on Form 8-K have been filed during the quarter ended July 31, 1995

                                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BIO-REFERENCE LABORATORIES, INC.
                                      (REGISTRANT)



                                      /S/ Marc D. Grodman
                                      ----------------------------------
                                      Marc D. Grodman, M.D.
                                      President




                                      /S/ Sam Singer
                                      -----------------------------------
                                      Sam Singer
                                      Chief Financial and Accounting Officer

Date: September 19, 1995