Form 10KSB
period 1995-10-31
BIO REFERENCE LABORATORIES INC
filed 1996-01-29
CIK 792641

SECURITIES AND EXCHANGE COMMISSION
                                        Washington, D.C.  20549
                                       ------------------------

                                           FORM 10-KSB

  (Mark One)
    X                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                      For the fiscal year ended  October 31, 1995
                                                 -------------
                                                      OR

                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from                 to
                               ---------------    ---------------
Commission file number 0-15266
                                  BIO-REFERENCE LABORATORIES, INC.
                                  --------------------------------
            (Exact name of small business issuer as specified in its charter)

   New Jersey                                                    22-2405059
   ----------                                                    ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey                   07407
--------------------------------------------------                   -----
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number, including area code 201-791-2600
                                               ------------
Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on which
        Title of Class                                    registered
        --------------                           -------------------------
           None                                              None

Securities registered pursuant to Section 12(g) of the Act:

                                           Common Stock, $.01 par value
                                           ----------------------------
                                               (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No      .

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB.

                                                                    [  ]

For the year ended October 31, 1995, the issuer's revenues were $31,521,118

        On December 29, 1995, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $19,300,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 6,295,675 shares of Common Stock of the Issuer outstanding.

                                        PART I

Item. 1 - Business
          --------
Bio-Reference Laboratories, Inc. ("Bio-Reference" or the "Company") operates a clinical laboratory located in northern New Jersey, principally servicing the greater New York metropolitan area. Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analyses. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at its Elmwood Park, New Jersey facility and to permit its servicing of its clients in Connecticut, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania, Texas and Virginia. Bio-Reference markets its services directly to physicians, hospitals, clinics, and other health facilities. The Company picks up test specimens directly from the physician and test results are generally transmitted by computerized telephone connections or courier. The Company intends to continue to expand and develop its laboratory operations through acquisitions, on-going marketing efforts and expansion of its specialty testing areas.

        The United States market for clinical laboratory testing is estimated to generate approximately $30 billion in annual revenues. Approximately one-half of these revenues are accounted for by hospital laboratories and the balance by independent commercial laboratories and tests performed by physicians in their own offices and laboratories. The clinical laboratory market has been undergoing significant consolidation in recent years due to the cost efficiencies of large-scale, highly-automated testing and increasingly stringent regulatory requirements. The Company is actively seeking to take advantage of these trends by pursuing acquisitions which will provide revenues to utilize more fully the Bio-Reference facility. The Company is also pursuing growth through aggressive marketing to physicians whose patients are likely to have good reimbursement and collectability profiles. Strategically, Bio-Reference intends to continue to establish additional specialty areas to provide esoteric testing services not generally provided by its competition, such as fertility testing and cancer testing including tumor markers.

        The Company was incorporated under the laws of the State of New Jersey in December 1981 under the name "Med-Mobile, Inc." Its initial primary business was to provide mobile medical examination services. The Company discontinued this business in June 1989. Since February 1987, the Company's primary business has been the operation of a clinical laboratory located in northern New Jersey servicing the greater New York metropolitan area. The Company expanded its laboratory services through the March 1988 acquisition of Cytology and Pathology Associates, Inc., a clinical laboratory formerly located in Englewood, New Jersey. The Company consolidated and relocated all of its laboratory operations to its modern laboratory facility in Elmwood Park, New Jersey and in June 1989, changed the name of the Company to Bio-Reference Laboratories, Inc. (effective November 1989) and the name of the laboratory to Bio-Reference Laboratories. Since 1990, the Company has expanded its laboratory testing capabilities and its customer base through internal growth as well as through the completion of a series of acquisitions of the businesses of other testing laboratories. On January 4, 1995 (as of October 31, 1994), the Company expanded its testing capabilities through the acquisition of GenCare Biomedical Research Corporation ("GenCare") which operates a cancer specialty testing laboratory in Mountainside, New Jersey.

        The Company's executive offices and laboratory are located at 481 Edward
 H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.

Developments Since the Beginning of Fiscal 1995
-----------------------------------------------
   On January 4, 1995 (as of October 31, 1994), the Company acquired all of the issued and outstanding capital stock of GenCare Biomedical Research Corporation ("GenCare") which operates a cancer specialty testing laboratory in Mountainside, New Jersey, from unaffiliated third parties, for an aggregate 444,585 shares of the Company's Common Stock (subject to possible increase in the event of a future decrease in the market price of the Common Stock). The Company also acquired $234,760 in principal amount of outstanding GenCare notes for $234,760 in principal amount of its 8% Convertible Debentures convertible into shares of the Company's Common Stock at the rate of $5.25 of indebtedness per share. An aggregate 133,333 of the 444,585 shares are being held in escrow to be released provided certain specified levels of cash receipts are received from GenCare customers for certain specified testing services performed during the two-year period commencing December 1, 1994. GenCare offers state-of-the-art DNA gene probe technology, flow cytometry and tumor markers used in the diagnosis and evaluation of cancer patients and provides its services in New York, New Jersey, Pennsylvania, Virginia, Maryland and Florida. GenCare management represented that for its most recently completed fiscal year, GenCare revenues approximated $2,600,000.

     On March 28, 1995, the Company executed a Loan and Security Agreement (the "Loan Agreement") with Midlantic Bank, N.A. (the "Bank") providing for a maximum $6.5 million revolving line of credit (the "Credit Line"). The Credit Line was obtained for working capital purposes and is secured by the bulk of the Company's receivables. The Loan Agreement is for a two year term subject to extension with the mutual consent of the parties. At any time during the term of the Loan Agreement or any extension thereof, the Company, at its option, may convert any outstanding indebtedness under the Credit Line into a term loan payable in 36 equal monthly installments (the "Term Loan"). Interest on advances made pursuant to the Credit Line (and any subsequent Term Loan) is computed at a rate equal to 1 1/4% above the Bank's Prime Rate as in effect from time to time (with a lower interest rate applying to advances made pursuant to a certificate of deposit posted by the Company).

        The Loan Agreement contains various affirmative and negative covenant s made by the Company including a prohibition against certain sized acquisitions by the Company and the payment by the Company of cash dividends. In addition, the Company is required to maintain certain specified amounts of working capital (not less than $1.5 million), of tangible net worth (not less than $4.3 million) and of net worth (not less than $9.3 million at October 31, 1995, such required amount increasing by 10% at each subsequent fiscal year end). Failure by the Company to fulfill any such covenant would constitute a default under the Loan Agreement.

        On August 28, 1995, the Company announced its proposal to acquire Dianon Systems, Inc. ("Dianon"), a publicly owned provider of specialized cancer laboratory services headquartered in Stratford, Connecticut. The Company's management was of the opinion that a combination of the two entities would create one of the nation's largest laboratories focusing primarily on the higher-reimbursement physician office market, and that a combination would permit substantial cost savings and create opportunities for cross selling of services, and would be in the best interests of the shareholders of both Bio-Reference and Dianon. However, Dianon management rejected the Company's offer and Dianon subsequently raised substantial additional financing from another investor. The Company is continuing to explore its options with respect to this potential acquisition.

        On November 7, 1995 through its acquisition of Oncodec Labs, Inc. for an aggregate 10,000 shares of its Common Stock (subject to possible increase to a maximum aggregate 40,000 shares based on future receipts), the Company acquired the exclusive worldwide right to a Quantitative Enriched PCR methodology for detecting certain gene mutations, developed by the American Health Foundation in Valhalla, New York. This methodology improves the ability to detect early genetic changes which may lead to the development of various cancers.

                               CLINICAL LABORATORY OPERATIONS
                               ------------------------------
The Clinical Laboratory Industry
--------------------------------
        The United States market for clinical laboratory testing is estimated at approximately $30 billion in annual revenues, of which approximately 50% results from tests performed by hospitals and the balance from tests performed by independent commercial laboratories and tests performed by physicians in their own office laboratories. Revenues in the clinical laboratory testing market grew over the past decade at an annual rate of approximately 10% due, the Company believes, to several factors, including: an increase in the number and types of routine tests; the development of more sophisticated esoteric tests, such as tests for AIDS, heart disease, elevated cholesterol levels, infertility and prostate cancer; increased awareness among physicians of the value of laboratory testing as a cost-effective means of prevention, early detection of disease and monitoring of treatment; fear by physicians of malpractice litigation; expanded substance abuse testing; the general aging of the United States population; development of highly automated laboratory testing equipment which has increased laboratory testing operating efficiencies; and price increases for such services. The Company believes that larger independent laboratories have been able to increase their share of the overall clinical laboratory testing market by taking advantage of opportunities for cost efficiencies afforded by large-scale automated testing operations, and by acquisition of smaller laboratories which may not be in compliance with current government licensing or safety standards and may not operate as efficiently as the larger independent laboratories.

        Recent regulatory developments are also expected by the Company to contribute to the continuing consolidation of the industry. These developments include regulations that deny Medicare reimbursement to so-called "shell laboratories" that refer a substantial amount of their tests to other laboratories and impose new quality assurance requirements on physician-office laboratories. In addition, as of January 1, 1992, a physician is severely restricted from referring Medicare-reimbursed testing to a laboratory in which the physician has an economic interest. The Company believes that these developments are likely to have a more significant impact on smaller laboratories since most of the national and regional clinical laboratories, including the Company, are already in compliance with such regulations.

        As a result of the foregoing factors, the Company believes that most of the physician-owned and small independent laboratories will cease to exist in the next five to ten years and that the industry will be dominated by medium-sized regional and large national laboratories who can best achieve cost efficiencies through large-scale testing and can best comply with governmental licensing, safety and other regulatory requirements. The Company intends to capitalize on the trend of consolidation in the industry through acquisitions of other laboratories in its geographical region with significant customer lists.

History
-------
        The Company was incorporated in December 1981 to provide mobile medical examination services but discontinued that business in June 1989.
Bio-Reference commenced clinical laboratory operations in 1987 with the belief that a strong business opportunity existed for a medium-sized clinical laboratory that produced high quality test results in a timely manner to practicing physicians. The current competition may be primarily categorized in two groups: those businesses that are national in scope carrying out millions of tests per month but impersonal in nature and those smaller laboratories that attempt to compete in terms of quality and service but are limited in resources and scope of capabilities. Consequently, management believed that there existed a definite place for a medium-sized commercial laboratory in the greater New York metropolitan area. Besides producing fast, accurate data, a large regional facility could afford to employ sufficient senior staff including laboratory scientists to act as client consultants - an enhancement unavailable in small laboratories, and not readily available in the large national commercial laboratories. In addition, the Company believed that by complementing the regional facility with specialized areas of testing, concentrating on esoteric tests, it could favorably compete with other laboratories.

        Although the Company did not realize income from operations from the time it commenced clinical laboratory operations in 1987 until fiscal 1994, the Company's net revenues have continually increased, notwithstanding the fact that starting in 1991, the Company has become more selective in accepting physician clients and patients. In fiscal 1994, the Company realized net income from operations of $1,000,346 and in fiscal 1995, net income from operations increased to $1,782,896. In March 1988, the Company acquired Cytology and Pathology Associates, Inc., a small specialized clinical testing laboratory located in Englewood, New Jersey and in June of that year consolidated and relocated all of its laboratory operations into a 35,000 sq. ft. space in Elmwood Park, New Jersey, approximately 10 miles from mid-town Manhattan. The new location was carefully chosen to offer easy access to the greater New York metropolitan area. This move allowed for further expansion of the Company's esoteric service concept and afforded the Company an excellent geographical location to expand into newer markets in southern New York State, including Westchester, Rockland and Nassau Counties, southern and western New Jersey and southern Connecticut.

        With the completion of the relocation to Elmwood Park in 1988, the Company proceeded to develop esoteric testing, while maintaining its routine tests. It was found that by emphasizing the more difficult esoteric tests, routine tests also increased, particularly profile testing in chemistry and hematology. In 1991, the Company changed its emphasis to a sustained selective growth, discontinuing the servicing of more than 5,000 patients per month from accounts considered unprofitable and only taking on business that would yield high reimbursement and collectability. The Company hopes to continue its growth by aggressive marketing, entry into additional markets, primarily in the greater New York metropolitan area through acquisitions and the development of specialty niche markets to complement its routine business. Over the years, the Company has expanded its specialty testing services to include anatomic pathology (biopsies and pap smears), cellular immunology (principally geared to the AIDS testing market), and male infertility.. See "Developments Since the Beginning of Fiscal 1995" as to the Company's January 4, 1995 (as of October
31, 1994) acquisition of GenCare Biomedical Research Corporation and its November 1, 1995 acquisition of the exclusive worldwide right to Enriched PCR methodology.

        The Company makes extensive use of direct mailings to physicians that emphasize its specialized testing and personalized service. Targeted physicians are principally those that frequently utilize laboratory services, including obstetricians, internists, and primary care physicians. This direct mailing technique is selective in nature, being targeted to concentrate on profitable accounts.

Operations
----------
        The efficiency of a medical laboratory depends on the quantity and selection of tests performed and on its ability to automate the process. It is axiomatic that the initial fixed costs of testing a small number of patients are high. Such costs include the cost of maintaining highly sophisticated equipment which is inefficient to operate if only a small number of patients are tested, as well as the cost of a full support facility and marketing, logistical, billing, and other administrative costs. As the patient volume increases, automated tests become progressively less expensive, as the fixed costs are already in place, making the laboratory more cost efficient.

        Most medical laboratory tests can be divided into three principal categories: those that are highly automated and computer driven, those that are semi-automated requiring the use of sophisticated equipment, and those that are subjective and basically manually determined. The Company considers itself a highly automated and computer driven laboratory.

        Bio-Reference is capable of performing highly sophisticated testing in addition to high volume routine testing. Already established are a wide range of tests in clinical chemistry, special chemistry, endocrinology, serology, diagnostic immunology, microbiology, rheumatology, parasitology, cellular immunology, radioimmunoassay, hematology, immunohematology, cytology, anatomic pathology, and urinalysis. The Company's couriers pick up patient specimens from physician offices, nursing homes and hospitals in the metropolitan New York area and test results are generally delivered back to the physician within 24 hours. Additionally, the larger volume clients receive test results by way of printers provided by the Company and placed directly in their offices, thereby accelerating test reporting. The Company furnishes its physician clients with periodic newsletters detailing advances in laboratory medicine, new tests, clinical commentaries and laboratory interpretation of test results. In addition, an annual Test Compendium is sent to all physician clients listing all tests offered, normal ranges, correct collection of samples, patient preparation, and up to date billing information. This, together with the periodic clinical update newsletters, allows the Company to be in constant contact with all of its physician clients.

        The Company utilizes the services of seven full-time Client Service Coordinators, all of whom are fully trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by the Company's sales staff. Highly abnormal and life threatening results are immediately telephoned to the physician in order to provide speedy medical resolution of any patient problem. The Scientific Director, Daytime Technical Manager, supervisors and medical staff also are in frequent communication with clients and are available to answer questions and provide support and consultation.

Sales and Marketing
-------------------
        Management believes that the Company's laboratory, by virtue of its geographic location and area of sales penetration, is well positioned to expand into new areas. It is believed that a substantial market share can be achieved in Westchester, Rockland and Nassau counties in New York, southern and western New Jersey, and southern Connecticut. The Company presently employs 39 sales and marketing personnel headed by a Vice President of Sales and Marketing with more than 10 years of experience with one of the largest commercial medical laboratories in the country, Smith-Kline Beecham Clinical Laboratories. The sales and marketing department works closely with the Scientific Director in planning new tests, pricing, and general client support. All sales and marketing personnel operate in a dual capacity; both in selling and as client support representatives. This ensures that all salespersons are intimately involved with the client, not only in selling, but in servicing the account that they sell. The Company feels that this is unique in the industry and is extremely helpful in client retention, providing a strong link between the physician and the Company's staff.

Quality Assurance
-----------------
        The business of medical testing is essentially one of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential to maintain a well structured and vigorous quality assurance program. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at its Elmwood Park, New Jersey facility and to permit its servicing of its clients in Connecticut, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania, Texas and Virginia. To fully maintain these licenses, the laboratory must submit to vigorous sets of proficiency tests, or surveys, in all procedures which are performed. Such proficiency tests or surveys may be performed as many as four to five times a year, depending upon the procedure, and results in hundreds of proficiency tests throughout the year. The Company is also subjected to unannounced inspections by inspectors from some of the jurisdictions noted above who review past records, operating manuals, quality assurance records and safety regulations. In addition, Bio-Reference voluntarily enrolls in the College of American Pathologists Proficiency program, which provides additional proficiency surveys.

        A Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets each month to assess and evaluate the laboratory's quality. Based on the information received from the committee, recommendations are made to correct conditions which have led to errors. Management, department supervisors and members of the assurance committee continually monitor the laboratory's quality. Depending on the test, two or three sets of Quality Control materials are run in each analytical assay to assure precision and accuracy. Patient population statistics are evaluated each day. Highly abnormal samples are repeated to assure their accuracy.

        It is the Company's position that all of these procedures are necessary, not only in assuring a quality product, but also in maintaining Federal and state licensing. The Company believes these high standards of quality are an important factor in what management regards as an excellent rate of client retention.

Revenue Recognition and Business Strategy
-----------------------------------------
        Although the laboratory's clients are primarily physicians, it is usually the individual patient, his or her commercial insurance carrier, or a governmental agency such as Medicare or Medicaid that pays the laboratory charges. These third parties pay health care providers according to allowable costs or a predetermined contractual rate rather than according to the provider's established rates; the difference between what is paid and what is billed is the contractual allowance. Therefore, the Company has adopted the practice of reducing its revenues by these allowances or contractual adjustments.

        All major accounts are reviewed monthly as to collectability by types of payor and evaluated for effectiveness of collection procedures, and based upon the review, corrective action is taken. Currently, the average reimbursement per patient is higher than at any time in the Company's history. The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1993, 1994 and 1995.

                                                    Years Ended October 31,
                                                    -----------------------
                                                    1993     1994      1995
                                                    ----     ----      ----
Direct Patient Billing. . . . . . . . . . . . .     30%      33%       28%
Commercial Insurance. . . . . . . . . . . . . .     30%      23%       27%
Professional Billing. . . . . . . . . . . . . .     17%      18%       18%
Medicare. . . . . . . . . . . . . . . . . . . .     17%      20%       21%
Medicaid. . . . . . . . . . . . . . . . . . . .      6%       6%        6%
                                                   ---      ---       ---
                                                   100%     100%      100%

        The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock and/or combinations thereof. Management plans to actively pursue such acquisitions to the extent financing is available.

Competition
-----------
        The Company's competition derives primarily from other laboratories located in the New York metropolitan area. On a national basis, approximately 30% of this market is made up of the three largest national laboratories (Smith-Kline Beecham Clinical Laboratories, a Division of Smith-Kline Beecham PLC, Laboratory Corporation of America, Inc. and Corning Clinical Laboratory, a Division of Corning, Inc.). The Company is competing with these national laboratories which have been in existence for a long period of time, have products which are already established in the marketplace, have broader public and industry recognition, have financial resources substantially greater than the Company and have far more extensive facilities, larger sales forces and more established customer and supplier relationships than those which now or in the foreseeable future are, or will become, available to the Company. These factors will place the Company at a competitive disadvantage. However, Bio-Reference has certain capabilities similar to these national laboratories and shares similar advantages with them over the smaller laboratories.
Bio-Reference and the major laboratories all have the capability of specialized testing profiles, 24-hour turn-around time for most test results, computer transmission into physician offices, and comprehensive courier pick-up and delivery service in the greater New York metropolitan area.

        Although the Company is significantly smaller than the national laboratories and has modest financial resources, management believes it can compete successfully because there are fewer layers of staff thus enabling decisions to be made at a top management level more quickly and resulting in a more responsive business atmosphere and customized service. The Company believes its response to medical consultation is faster and more personalized than in the national laboratories. At Bio-Reference, client service staff only deal with simple non-technical problems and those that have medical or scientific significance are referred directly to other senior scientists and staff.

Government Regulation
---------------------
        The Company's laboratory operations require licensure in each jurisdiction in which the Company operates. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at its Elmwood Park, New Jersey facility and to permit its servicing of its clients in those states where it presently operates. Laboratory technicians and technologists must also qualify under state regulations to be employed by the laboratory. All of these licensing and certification programs set standards in areas such as quality control, record keeping and personnel qualifications, including, in varying measures from state to state, educational experience and licensure for various levels of personnel responsible for testing. Compliance with these standards is by periodic inspections by the appropriate Federal, state or local agency. In addition, licensing and certification entail proficiency testing which involves actual testing of specimens that have been specifically prepared by the regulatory authority or
designated agencies for testing by the laboratory.   There can be no assurance
the laboratory will maintain all necessary licenses and in the event the laboratory loses its license in a particular jurisdiction, it will be required to cease all activities in such jurisdiction. There also cannot be any assurance the Company will obtain the licenses required in a proposed jurisdiction of operation.

        The Company is also subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids. Federal regulations require licensure of interstate transporters of medical
waste.   In New Jersey, the Company is subject to the Comprehensive Medical
Waste Management Act (the "CMWMA") which requires the Company to register as a generator of special medical waste. The CMWMA mandates the sterilization of certain medical waste and provides a tracking system to insure disposal in an approved facility. All of the Company's medical waste is disposed of by a licensed interstate hauler. The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by the Company.

        Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.
Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursement required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services. Although in the past, legislation has been enacted which reduced the permitted Medicare reimbursement for clinical laboratory services from previously authorized levels, none of the reductions enacted to date has had a material adverse effect on the Company. For many of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

        The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories (including the Company) of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs). The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 76% of the national median of laboratory charges. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means. In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and management is unable to predict the outcome of these discussions or its effect on the Company. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

        Federal and state health care and related regulations are subject to constant change. The Company cannot now predict what changes may be enacted which may affect its business or the manner in which its business would be affected by such changes. Two legislative changes have recently occurred which portend significant changes in the clinical laboratory market. Two Omnibus Budget Reconciliation Acts ("OBRA") have severely restricted physician referrals of Medicare covered services to clinical laboratories in which the referring physician or his immediate family has a financial relationship. The Clinical Laboratory Improvement Amendments of 1988 ("CLIA-88") acted to strengthen Federal control of medical laboratories by regulating stricter quality assurance practices, licensing requirements and staff qualifications.

        CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform. The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services ("HHS") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.
CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements. A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification under the Clinical Laboratory Improvement Act of 1967 ("CLIA-67"). On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standards regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.
The quality standards regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed. Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88. The Company believes that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category. The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection. The quality standards and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing
requirements will be phased-in over a number of years.    The Company has
completed its preliminary CLIA inspection and management believes, but cannot assure, that it will meet all criteria for CLIA certification.

Insurance
---------
        The Company maintains professional liability insurance of $1,000,000 per occurrence, $3,000,000 in the aggregate. The Company believes, but cannot assure, that its insurance coverage is customary in the industry for laboratories of its size and is adequate for its current business needs. A determination of Company liability for uninsured or underinsured acts or omissions would have a material adverse effect on the Company's operations.

Employees
---------
        At December 31, 1995, the Company had 254 full-time employees and 114 part-time employees. This includes three executive officers, a Vice President of Technical Operations, a Marketing Vice-President, one pathologist, two part-time pathologists, 59 full-time and 24 part-time technicians (and/or technologists), 91 full and part-time semi-technical employees, 39 full and part-time marketing representatives, 80 full and part-time clerical employees, and 67 full and part-time drivers. None of the company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - Properties
         ----------
  The Company's executive offices and laboratory facility occupy approximately 35,000 square feet of leased space in a one-story brick facility at 481 Edward
H. Ross Drive, Elmwood Park, New Jersey.  The lease for the facility, which
expires in February 1999, provides for a monthly rental of $17,077.    The
Company's testing equipment maintained at this facility is in good condition and in working order. Management believes that this facility as presently equipped has the capacity to generate up to approximately $40,000,000 in annual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for this facility in what it believes are adequate amounts. The Company also leases 53 additional relatively small draw stations through the New York metropolitan area to collect specimens from physician-referred patients for testing at its Elmwood Park, New Jersey laboratory.

Item 3 - Legal Proceedings
         -----------------
        The Company is not presently a party to any legal proceedings which management believes are of a material nature.

Item 4 - Submission of Matters to a Vote of Security holders
         ---------------------------------------------------
        There were no matters submitted by the Company to a vote of its security holders during the quarter ended October 31, 1995.

                                       PART II
                             PRICE RANGE OF SECURITIES
                          -------------------------
Item 5. -  Market for Common Stock and Related Shareholder Matters
           -------------------------------------------------------
        The Common Stock was traded on the National Association of Securities Dealers
Automated Quotation ("NASDAQ") Small Cap System through July 13, 1992 after which it was delisted from trading on NASDAQ due to the Company's failure to maintain shareholder's equity of at least $1,000,000. Commencing July 14, 1992, the Common Stock was quoted in the over-the-counter market on the NASD Electronic Bulletin Board. As a result of the Company's November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ Small Cap System under the symbol "BRLI" on November 24, 1993.

  The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by the NASDAQ. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

         Fiscal Year                                      Bid Prices
         -----------                                      ----------
         1994                            High                         Low
                                         ----                         ---
         First Quarter . . . . .         $4.125                       $3.125
         Second Quarter. . . . .          3.50                         3.50
         Third Quarter . . . . .          4.125                        3.50
         Fourth Quarter. . . . .          5.625                        3.75

         1995
         First Quarter . . . . .         $6.125                        $4.00
         Second Quarter. . . . .          5.25                          3.75
         Third Quarter . . . . .          6.00                          3.75
         Fourth Quarter. . . . .          6.25                          4.00

        At January 5, 1996, the closing sales price for the Common Stock on NASDAQ was $4.625 per share.

At January 23, 1996 the number of record holders of the Common Stock was 653. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends
---------
        The Company has not paid any dividends upon its Common Stock since its inception and, by reason of its contemplated future financial requirements and business plans, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. The Company presently plans to retain earnings, to the extent that there are any, to finance the development and expansion of its business.

Item 6.                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               ---------------------------------------------
Results of Operations
---------------------
Fiscal Year 1995 Compared to Fiscal Year 1994
---------------------------------------------
NET REVENUES:
------------
Net revenues for the year ended October 31, 1995 were $31,521,118, an increase of $8,575,184 or 37% over the comparable year. This increase was related in part to the acquisition of GenCare Biomedical Research Corporation ("GenCare") and the hiring of new marketing personnel. In addition, this increase was also attributable to the marketing efforts of the Company's existing staff as well as a price increase of 4% effected in November, 1994. Net revenues per patient for the year ended October 31, 1995 was $52.98 an increase of 5% over the comparable prior year.

COST OF SERVICES:
----------------
Gross Profit on net revenues was $16,485,084 or 52.3% in fiscal 1995 as compared to a gross profit of $11,549,605 or 50.3% for the comparable prior year. This represents an increase of 43% over the comparable prior year in gross profits on net revenues as well as a 2% increase in gross profit margins. This is due to a 37% increase in net revenues while the increase in cost of services was 32%.

Cost of services increased from $11,396,329 for the year ended October 31, 1994 to $15,036,034 for the year ended October 31, 1995, an increase of $3,639,705 (32%). This represents a direct cost per patient increase of $6.12. This increase was a direct result of the Company's continuing emphasis on increasing its specialty work which entails a higher cost per test. Employee related expenses increased $1,317,393 (23%), this was caused primarily by an increase of eleven (11) technical employees and twenty (20) semi-technical employees. Expenses related to reagents and laboratory supplies increased $1,000,821 (37%) and increased proportional to the increase in net revenues. Other costs of services increased $1,144,623 (43%) and was primarily caused by a 21% increase in the costs associated with the pick-up and delivery of specimens and reports and a 96% increase in reference laboratory fees mainly associated with the GenCare acquisition.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the year ended October 31, 1995 increased $4,152,929 or 39% over the comparable prior year. Indirect expenses as a percent of net revenues increased from 46% during fiscal year 1994 to 47% during fiscal year 1995, a 1% increase. Bad debt expense increased $1,070,745 or 36% over the comparable prior year and is in line with the increase in net revenues. Marketing expenses increased $1,303,087 during fiscal 1995 and was caused by an increase in staff of twelve marketing representatives. In addition, occupancy expenses increased $387,109 (12 new patient service centers), data processing expenses increased $123,201, telephone expenses increased $102,905, and advertising expenses increased $93,046 over the year ended October 31, 1994. In addition, employee related expenses, other than marketing, increased $545,360 (35%) and is in line with the increase in net revenues of 37%.

INTEREST EXPENSE:
----------------
Interest expense increased from $449,758 for the year ended October 31, 1994 to $605,405 for the year ended October 31, 1995, an increase of $155,647 (35%). This increase was due to additional bank borrowings, capital lease arrangements and to increases in short-term interest rates.

NET INCOME:
----------
The Company had a net income of $1,402,169 for the year ended October 31, 1995 as compared to $693,115 (excluding the extraordinary item) for the year ended October 31, 1994. The Company has a minimal provision for income taxes for the year ended October 31, 1995 and also expects a minimal provision for the year ending October 31, 1996 in light of existing net operating loss carryforwards for tax purposes.

Liquidity and Capital Resources
-------------------------------
For the Fiscal Year Ended October 31, 1994

Working capital for the period ended October 31, 1994 was $3,603,803 as compared to a deficit at October 31, 1993 of $5,987,450, an increase of $9,591,253 during the twelve month period.

The Company increased its cash position by $5,847,973 ($4,452,000 represents restricted cash) during the current twelve month period. The Company utilized $ 1,535,300 in cash for operating activities. To offset this use of cash the Company raised $8,614,425 in a public offering and repaid approximately $ 5,311,700 in existing debt. The Company anticipates utilizing this for acquisitions and/or working capital.

The capital spending requirements for the Company during 1995 is expected not to exceed $500,000. During fiscal 1994, approximately $700,000 has been spent on capital improvements. This includes approximately $488,100 in capital leases of which approximately $206,000 was for the acquisition of new transportation vehicles. Management believes that the average monthly savings of ownership versus the rental of transportation vehicles approximates $12,000 per month (for 22 vehicles) or an annual savings of approximately $144,000.

The Company had current liabilities of $ 8,426,588 at October 31, 1994. The three largest items in this category are current portion of long-term debt of $4,686,802, accounts payable of $1,810,741 and accrued expenses of $1,343,665 The Company continues to pay its payables at 90 to 120 days. Management does not intend to shorten this period. The Company is in arrears in certain lease payments and other note obligations and may be deemed in "default" thereunder. Such "defaults" in the aggregate are not material to the financial condition of the Company. Although no equipment manufacturers or note holders have instituted any action to repossess their equipment, management believes, but cannot assure that this will not occur in the future. All tax liabilities including penalties and interest have been accrued. At October 31, 1994, the Company was in arrears in the amount of $106,488 in local withholding taxes, which are being paid in accordance with installment agreements. The state authorities can impose up to 100% penalties and place a lien on the Company's assets to secure collection of these amounts.

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

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.
Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursement required by enactment of a Congressional budget, can adversely affect clinical laboratories by reducing Medicare
reimbursement for laboratory services.   In each of the omnibus budget
reconciliation laws enacted in 1987, 1989 and 1990, Medicare reimbursement of clinical laboratories was reduced from previously authorized levels. The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories (including the Company) of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encountered and which involve relatively high administrative costs). A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. The administration's budge package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for reduction in the Medicare national limitation amounts, from the current level of 88% of the national median to 76% of the national median. None of the reductions enacted to date has had a material adverse effect on the Company. In addition, a number of states, Department of Health and Human Services and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

On January 13, 1994, pursuant to a Registration Statement on Form SB-2 (File No. 33-68678) declared effective by the Securities and Exchange Commission on November 23, 1993, the Company completed the sale of an aggregate 1,035,000 Units, each Unit consisting of three shares of Common Stock, three Class A Redeemable Warrants and one Class B Redeemable Warrant in an underwritten public offering on a "firm-commitment" basis through A.S. Goldmen & Co., Inc. as Underwriter. The Units were sold at a sales price of $10.00 per Unit or $10,350,000 in the aggregate. Each Class A Redeemable Warrant and each Class B Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.50 and $6.75 respectively for a 60-month period commencing November 23, 1993. The Underwriter received an underwriting commission and a non-accountable expense allowance equal to 13% of the gross offering proceeds and also was issued Underwriter's warrants exercisable to purchase 79,166 additional Units at $16.50 per Unit. The Company also retained the Underwriter as a financial consultant for a two-year period at a monthly consulting fee of $2,000.

The Company also registered the 446,677 Class A Redeemable Warrants and the 112,500 Class B Redeemable Warrants purchased by the investors in its December 1992 Bridge Financing and its March 1993 Private Placement and the underlying shares in the Registration Statement so as to permit the public offer and sale of such Warrants and shares.

The Company indicated in the Registration Statement that it intended to apply the net proceeds of the offering to repay bank and credit line indebtedness (approximately $3,400,000); to repay the Notes purchased in the March 1993 Private Placement (approximately $1,400,000); to repay certain payables and tax arrearages (approximately $500,000); and to apply the balance to working capital and as reserves for possible acquisitions. In January 1994, the Company used a portion of the net offering proceeds to pay its outstanding credit line indebtedness to Towers Financial Corporation by payment of approximately $2,100,000 (after which the Towers credit line was terminated), and paid the Notes issued in connection with the March 1993 Private Placement. In addition, the Company applied a portion of the net offering proceeds to the payment in full of its outstanding federal income tax liabilities and is currently paying its tax arrearages to the States of New Jersey and New York in accordance with installment agreements with those jurisdictions.

As a result of the November 1993 public offering, the Company's Common Stock was readmitted for trading on the NASDAQ System under the symbol "BRLI."

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

For the Fiscal Year Ended October 31, 1995

Working capital for the year ended October 31, 1995 was $4,551,855 as compared to $3,603,803 at October 31, 1994, an increase of $948,052 during the twelve month year.

The Company had $6,698,542 in cash and certificates of deposits at October 31, 1995. However, $5,959,646 represents restricted items. The Company utilized $769,560 in cash for operating activities. To offset this use of cash the Company borrowed $5,391,296 pursuant to a revolving line of credit and repaid approximately $5,959,646 in existing debt. The Company anticipates utilizing this credit line for working capital.

The capital spending requirements for the Company during 1996 is expected not to exceed $550,000. During fiscal 1995, approximately $660,000 was spent on capital improvements.

The Company had current liabilities of $12,102,578 at October 31, 1995. The three largest items in this category are note payable-bank of $5,391,296 current portion of long-term debt of $2,699,211 and accounts payable of $2,091,890. The Company continues to pay its payables at 90 to 120 days. Management does not intend to shorten this period. All tax liabilities including penalties and interest have been accrued. At October 31, 1995, the Company owed $16,415 in past due local withholding taxes, which are being paid in accordance with an installment agreement. At December 31, 1995 this amount was paid.

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.
Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursement required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services. In each of the omnibus budget reconciliation laws enacted in 1987, 1989 and 1990, Medicare reimbursement of clinical laboratories was reduced from previously authorized levels. None of the reductions enacted to date has had a material adverse effect on the Company. For many of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. For example, the House Energy and Commerce Subcommittee on Oversight and Investigation introduced legislation in 1987 and 1989 that would require clinical laboratories to charge Medicare the lowest prices charged to any client. In October 1990, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") proposed a so-called "laboratory roll-in" reimbursement methodology, whereby physicians would be reimbursed a flat fee per office visit for clinical laboratory testing, thereby forcing clinical laboratories to bid to provide those services to physicians. The administration's budget package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for a reduction in the Medicare national limitation amounts, from the current level of 88% of the national median to 76% of the national median. The Health Care Financing Administration ("HCFA") has announced that it is developing a proposal to provide for reimbursement of clinical laboratories on a competitive bid basis. In addition, a number of states, HHS and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

Impact of Inflation
-------------------
To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------
        The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May 1993. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 114 establishes accounting standards for the impairment of certain loans. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. Adoption of SFAS No. 121 and SFAS No. 114 is not expected to have a material impact on the Company's financial statements.

  The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financing reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

        In December 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

Item 7. -  Financial Statements
           --------------------
        Financial Statements are annexed hereto

Item 8. -  Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
           Financial Disclosure
           --------------------
        None
                                    PART III

Item 9.-   Directors, Executive Officers, Promoters and Control Persons:
           ------------------------------------------------------------
           Compliance with Section 16(a) of the Exchange Act
           -------------------------------------------------
     The following table sets forth certain information with respect to each of the directors and executive officers of the Company.


Name                            Age           Position
----                            ---           --------
Marc D. Grodman, M.D.. . . .    45            Chairman of the Board, President,
                                                Chief Executive Officer
                                                and Director

Howard Dubinett . . . . . .     45            Executive Vice President, Chief
                                                Operating Officer and
                                                Director
Sam Singer . . . . . . . . .    53            Vice President, Chief Financial
                                                Officer, Chief
                                                Accounting Officer and Director
Frank DeVito . . . . . . . .    55            Director

John Roglieri, M.D. . . . .     55            Director

    Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine and an Assistant Attending Physician at Columbia University College of physicians and Surgeons and Assistant Attending at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Clinical Fellow at Massachusetts General hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1983 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1988. Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant attending physician at Columbia University and Presbyterian Hospital and rendering medical services to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes all of his business time to the affairs of the Company as an officer and director of the Company.

     Howard Dubinett has been the Executive Vice-President and Chief Operating Officer of the Company since its formation. He became a Director of the Company in April 1986. Prior to joining the Company, Mr. Dubinett was general manager of Union Prescription Service, inc., a company which administered prescription drug plans. Mr. Dubinett attended Rutgers University.

    Sam Singer has been the Company's Vice President and Chief Financial Officer since October 1987 and a Director since November 1989. He is responsible for all financial activities of the Company. Prior to joining the Company, he was Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987. He received a B.A. degree from Strayer College and an M.B.A. from Rutgers University.

  Frank DeVito became a director of the Company in April 1986. Since 1970, Mr. DeVito has been Vice President of the New Jersey State AFL-CIO and from 1960 until December 1985 was President of AFL-CIO United Food and Commercial Workers, Local 1245. From 1981 through December 1985 Mr. DeVito was also President of United Food and Commercial Workers District Council of Metropolitan New York and Northern New Jersey, which is comprised of 35 local unions with approximately 150,000 members.

   John Roglieri, M.D. became a director of the Company in September 1995. He is an Assistant Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City. Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard medical School in 1966, and a Master's degree from Columbia University School of Business in 1978. From 1969 till 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in
Washington. From 1971 till 1973 he was a Clinical and Research Fellow at the Massachusetts General Hospital. From 1973 to 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University. In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980. Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center. From 1988 till 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. Since 1992, he has been Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journal Managed Care and a biographee of Who's Who in America.

 There are no family relationships between or among any directors or executive officers of the Company. The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board") pursuant to which the Board is divided into three classes of directors and the members of only one class or one-third of the Board) are elected each year to serve a three-year term. Officers are elected by and hold office at the discretion of the Board of Directors.

Key Personnel and Consultants
-----------------------------
   The following key personnel and consultants make significant contributions to the Company's operations.

    Robert Rush, Ph.D (Age 55) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland
Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr.
Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by the American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

   William Knakal (Age 44) has been employed by the Company as Vice President of Sales and Marketing since March 1990. He has over 15 years of experience in the laboratory testing industry. Mr. Knakal has held various sales and sales management positions at Smith-Kline Beecham Clinical Laboratories, where he worked for 11 years. He started employment with Smith-Kline Beecham Clinical Laboratories in 1978 and his last position (in 1989) was Director, National Accounts. He received a B.S. degree in Biochemistry from Fordham University in 1974.

    Benita Ponda, M.D. (Age 50) has been employed by the Company since February, 1994 as Medical Director. She is certified by the American Board of Pathology in Clinical Pathology, Anatomical Pathology and special qualification in Cytopathology. She holds New York State Department of Health Certificate of Qualification for Laboratory Director. Dr. Ponda's professional appointments include Chief of Cytopathology and Associate Pathologist at New York Methodist Hospital, Brooklyn, New York (January 1992 to February, 1994); Associate Pathologist at Flushing Hospital and Medical Center, Flushing, New York (1981 to 1991) and Director of Laboratory at St. Mary's Hospital for Children (1985 - to date). She received M.B.B.S. degree (equivalent to M.D. in U.S.A.) from Bombay University, Bombay, India in 1970.

     Gary Solomon, M.D. (Age 43) has been a consultant to the Company since May 1990 and serves as Medical Director for Rheumatology Bio-Reference. His medical training includes a Fellowship at the Division of Rheumatology, Albert Einstein College of Medicine, and an Internship and Residency of Internal Medicine at Mount Sinai Hospital. Dr. Solomon is certified by the American Board of Internal Medicine, Rheumatology Subspecialty and holds New York State licensure. His academic and hospital appointments include Associate Attending Department of Rheumatic Diseases; and Director of the Arthritis Clinic; and since 1984, Director of the Comprehensive Arthritis Service at the Hospital for Joint Diseases Orthopaedic Institute. He is also an instructor at the department of Medicine, Mount Sinai School of Medicine; and at Beth Israel Hospital. He received a B.A. degree from the University of Michigan in 1972 and an M.D. from Mount Sinai School of Medicine in 1980. Dr. Solomon devotes approximately 10% of his working time to the business of the Company.

    Karl Klinges, M.D. (Age 64) has been a consultant to the Company since March 1988 and serves as Director for Cytology Bio-Reference. He is a Diplomate of the American Board of Obstetrics and Gynecology and is certified by the American Society of Cytology in Diagnostic Cytopathology of the Female Genital Tract. He is an Associate Attending in Obstetrics and Gynecology Cytopathologist, and faculty member of the Schools of Cytotechnology and Nursing at St. Vincent's Hospital and Medical Center, New York City. He also holds the rank of Assistant Clinical Professor of Obstetrics and Gynecology at New Jersey College of Medicine and Dentistry. Dr. Klinges was founder and Co-Director of Cytology and Pathology Associates, which was founded in 1965, and which the Company acquired in March, 1988. He received a B.S. degree in 1952 from Franklin & Marshall College and an M.D. degree in 1956 from Jefferson medical College in Philadelphia and has held an Internship and Residencies at St. Vincent's Hospital, New York City in Obstetrics and Gynecology, as well as in Gynecologic Pathology and Cytology. Dr. Klinges devotes approximately 10% of his working time to the business of the Company.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
        Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1995, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements, with the exception of Howard Dubinett who did not timely file his Form 4 for a sale in February 1995.

Item 10. - Executive Compensation
           ----------------------
    The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 1995 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 1995. During the period ended October 31, 1995, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation
                                            -------------------
                                                                Other
                                  Year                          Annual
Name and Principal Position       October 31,  Salary   Bonus   sation
---------------------------       -----------  ------   -----   ------
Marc D. Grodman M.D.              1995         $248,159 $75,000    $-0-
        President and Chief       1994         $206,337 $-0-       $-0-
        Executive Officer         1993         $192,613 $-0-       $-0-

Howard Dubinett
        Executive Vice            1995         $144,024 $45,000    $-0-
        President and Chief       1994         $126,870 $20,000    $-0-
        Operating Officer         1993         $103,032 $20,000    $-0-

Sam Singer
        Vice President and        1995         $144,024 $45,000    $-0-
        Chief Financial and       1994         $125,624 $20,000    $-0-
        Accounting Officer        1993         $103,032 $20,000    $-0-

                              SUMMARY COMPENSATION TABLE - CONTINUED

                                                      Long-Term
                                                    Compensation
                                     -----------------------------------------
                                                                         All
                                                Restricted   LTIP        Other
                                      Options      Stock     Pay-        Compen
                                      SARs(1)    Awards      outs        sation
                                      -------   ----------   ----        ------
Marc D. Grodman M.D.. . .   1995      -0-      -0-          $-0-         $-0-
  President and Chief       1994      -0-      -0-          $-0-         $-0-
  Executive Officer         1993      -0-      -0-          $-0-         $-0-

Howard Dubinett . . . . .   1995      -0-      -0-          $-0-         $-0-
  Executive Vice            1994      -0-      -0-          $-0-         $-0-
  President and Chief       1993      53,334   -0-          $-0-         $-0-
  Operating Officer

Sam Singer. . . . . . .     1995      -0-      -0-           $-0-        $-0-
  Vice President and        1994      -0-      -0-           $-0-        $-0-
  Chief Financial and       1993      50,000   -0-           $-0-        $-0-
  Accounting Officer

   See Item 12 herein as to the cancellation by Dr. Grodman on April 20, 1993 of his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase Common Stock held by Dr. Grodman, his wife and an affiliated entity (the "Grodman Group") in consideration for the issuance to the Grodman Group of Senior Preferred Stock.

Employment Agreement with Executive Officers
--------------------------------------------
      The Company signed an employment agreement effective January 1, 1991 with Marc Grodman to serve as chief executive officer and President. The agreement provides (i) for a term through October 31, 1997, (ii) a base salary of $165,000 per year with annual increases based upon the percentage increase in the Consumer Price Index as well as increases at the discretion of the Board of Directors; (iii) normal health and life insurance benefits as well as the right of Dr. Grodman's heirs to one-half of the proceeds of $4,000,000 of "key-man" life insurance on his life (although only a $2,000,000 policy is currently in force of which the Company is the sole beneficiary); (iv) for the leasing of an automobile for Dr. Grodman's use; (v) participation in fringe benefit, bonus, pension, profit sharing, stock option and similar plans maintained for the Company's employees; (vi) disability benefits, and (vii) certain termination benefits and in the event of termination due to a Change in Control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years. The agreement also granted Dr. Grodman a pro-rata option exercisable to purchase additional shares of Common Stock in the event of the sale or issuance by the Company of Common Stock or securities exercisable to purchase or convertible into Common Stock, so as to preserve his and his affiliates' percentage ownership in the Company. In April 1993, Dr. Grodman and his affiliates agreed to cancellation of the pro-rata option and various options and warrants to purchase Common Stock in exchange for the right to 604,078 shares of Senior Preferred Stock. See "Item 12" herein.

     The Company signed an employment agreement with Howard Dubinett to serve as Chief Operating Officer and Executive Vice President. The employment agreement provides (i) a five year term commencing November 1, 1989 (extended to October 31, 1996); (ii) base salary of $90,000 per year subject to minimum 10% annual increases; (iii) normal health and life insurance benefits; (iv) a minimum bonus of $20,000 per year payable quarterly (partially waived in fiscal 1991 and fiscal 1992) and participation in the bonus pool of the Company to be established by the Board of Directors; (v) eligibility to receive stock options as determined by the Board of Directors; and (vi) a termination benefit equal to three times his annual salary. Upon Mr. Dubinett's termination, the Company would be required to relieve him of all guarantees of Company obligations.

   The Company signed an employment agreement with Sam Singer to serve as Chief Financial Officer. The agreement provides (i) a five year term commencing November 1, 1989 (extended to October 31, 1996); (ii) a base salary of $90,000 per year subject to minimum 10% annual increases; (iii) normal health and life insurance benefits; (iv) a minimum bonus of $20,000 per year payable quarterly (partially waived in fiscal 1991 and fiscal 1992) and participation in the bonus pool of the Company to be established by the Board of Directors (v) eligibility to receive stock options as determined by the Board of Directors; and (vi) a termination benefit equal to three times his annual salary. Upon Mr. Singer's termination, the Company would be required to relive him of all guarantees of Company obligations.

Employee Incentive Stock Option Plan
------------------------------------
     In April, 1986, the Company adopted a 1986 Employee Stock Option Plan (the "1986 Plan"). The 1986 Plan provides for the issuance of up to 3,667 shares of the Company's Common Stock upon the exercise of options granted thereunder which will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the 1986 Plan will expire on April 1996 and options may be granted at any time or from time to time through such date.

      The 1986 Plan is administered by the Board or by a Stock Option Committee designated by the Board. To date, no Stock Option committee has been designated. The Board or the Stock Option committee, as the case may be, has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISO's or Non-ISOs; the periods during which each option will be granted; and the number of shares subject to each option. The Board or Stock Option Committee shall have full authority to interpret the 1986 Plan and to establish and amend rules and regulations relating thereto.

      Under the 1986 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a 10% shareholder (as defined in the 1986 Plan) such exercise price shall be at least 100% of such fair market value. The aggregate fair market value of shares subject to an option designated as an ISO for which any participant may be granted such an option in any calendar year, shall not exceed $100,000.

        Options may be granted under the 1986 Plan for such periods as may be determined by the Board or the Stock Option Committee; provided however that no option designated as an ISO granted under the Plan shall be exercisable over a period in excess of 10 years, or in the case of a 10% shareholder, five years. Options may be exercised in whole at any time or in part from time to time. Options are not transferable except to the estate of an option holder.

      In July 1989, the Board adopted the 1989 Employees Stock Option Plan (the "1989 Plan") which was approved by shareholders in November 1989. The 1989 Plan provides for the grant of options to purchase up to 666,667 shares of Common Stock. Under the terms of the 1989 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("Non-ISOs").

   The 1989 Plan also grants the Board or a Stock Option Committee designated by the Board, the discretion to grant stock appreciation rights ("SARs") in connection with, or independent of, any grant of options under the 1989 Plan. SARs give the holder the right to receive from the Company upon exercise an amount equal to the excess of the aggregate fair market value on the date of exercise of the number of shares of Common Stock as to which SARs are being exercised over the aggregate exercise price for those shares payable either in cash or Common Stock in the discretion of the Board or the Stock Option Committee.

      The 1989 Plan is administered by the Board or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee, as the case may be, ha the discretion to determine the eligible employees to whom, and the times and the price at which, option will be granted; whether such options shall be ISOs or Non-ISOs; the periods during which option will be exercisable; and the number of shares subject to each option. The Board or Committee shall have full authority to interpret the 1989 Plan and to establish and amend rules and regulations relating thereto.

      Under the 1989 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which become exercisable in any calendar year shall not exceed $100,000.

   The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, grant bonuses or authorize loans to or guarantee loans obtained by an optionee to enable such optionee to pay upon exercise of an option.

      See Note 9 to Notes to Financial Statements as to ISOs granted pursuant to the 1986 Plan and the 1989 Plan.

      No options were granted to or exercised by any of the Company's executive officers in fiscal 1995. The following table sets forth certain information concerning outstanding options held by the Company's executive officers at October 31, 1995.

                                   1995 Fiscal Year-End Options

                                                        Value of Unexercised
                           Number of Unexercised ISOs   In-the-Money ISO's at
Name                        at 1995 Fiscal Year End     10/31/95(1)
----                       -----------------------      -----------
                       Exercisable      Unexercisable
                       -----------      -------------
Howard Dubinett        153,334          -0-             $459,585
Sam Singer             16,667           -0-             $347,918

[FN]
-------------------
(1)Based on the difference between the last sales price for the Common Stock on October 31, 1995 and the ISO exercise prices.

Item 11. - Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------
        The following table sets forth information as of December 29, 1995 with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                                                  Shares of
        Name and Address of                      Common Stock      Percentage
          Beneficial Owner                    Beneficial Owned(1)  Ownership
        -------------------                   ----------------     ---------
   Directors and Executive Officers*
                      Marc D. Grodman(2)      921,845                13.4%
                      Howard Dubinett(3)      186,001                 2.9%
                      Sam Singer(4)           132,667                 2.1%
                      Frank DeVito(5)             202                   -
                      John Rogilieri (6)       21,667                   -


    Executive Officers and directors
    as a group (four persons)
        (2)(3)(4)(5)                        1,262,382                 17.5%

---------------
*The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

(1)Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)Includes 176,100 shares owned directly by Dr. Grodman and 549,678 shares issuable upon conversion of Senior Preferred Stock. Also includes 141,667 shares owned directly and 54,400 shares issuable upon conversion of Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and a Company controlled by her. Dr. Grodman disclaims beneficial ownership of these 196,067 shares.

(3)Includes 21,667 shares owned directly, 11,000 shares issuable upon exercise of warrants and 153,334 shares issuable upon exercise of options.

(4) Includes 11,000 shares owned directly, 5,000 shares issuable upon exercise of warrants and 116,667 shares issuable upon exercise of options.

(5) Includes 202 shares owned directly.

(6) Includes 1,667 shares owned directly and 20,000 shares issuable upon exercise of warrants.


Item 12. - Certain Relationships and Related Transactions
           ----------------------------------------------

        In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the $2,500,000 financing arrangement with Towers Financial Corporation ("Towers Financial"), suspending all rental and interest charges for periods subsequent to November 1, 1991. No payments were received with respect to the note in fiscal years 1993 and 1994 and $10,400 at October 31, 1995, an aggregate $250,718 was outstanding pursuant to the note.

        Effective January 30, 1992, the Company completed an accounts receivable financing with Towers Financial pursuant to which it obtained a $2,500,000 credit line secured by receivables. The Company was obligated to pay Towers Financial a two percent per month financing fee on the Average Outstanding
Daily Balance borrowed under the line. Towers Financial was granted a security interest in all of the Company's assets to secure the indebtedness and repayment of the indebtedness to Towers Financial was personally guaranteed by Dr. Grodman. Of the initial funds advanced by Towers Financial, approximately $1,400,000 was applied to the payment of outstanding Federal and state tax liabilities and an additional $500,000 was paid to reduce an outstanding secured bank loan from KOP Bank to $1,000,000. In January 1994, the Company used a portion of the net offering proceeds from its public offering completed in such month, to pay its outstanding credit line indebtedness to Towers Financial by payment of approximately $2,100,000 (after which the Towers Financial credit line was terminated).

      On April 20, 1993, in order to facilitate a proposed public offering, Dr. Grodman canceled his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase shares of Common Stock held by Dr. Grodman, his wife and an affiliated entity (the "Grodman Group") exercisable to purchase an aggregate 604,078 shares of Common Stock at prices ranging from $1.4438 to $1.50 or an average price of $1.47 per share, in consideration for the issuance to the Grodman Group of 604,078 shares of a new class of senior preferred stock, $.10 par value per share ("Senior Preferred Stock"). Each share of Senior Preferred Stock has the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock and for a period of 10 years after issuance, is convertible into one share of Common Stock upon payment of a conversion price of $1.50 per share. The 604,078 shares of Senior Preferred Stock were issued to the Grodman Group on August 23, 1993.

     The pro-rata option, granted to Dr. Grodman in 1991, allowed Dr. Grodman in the event of the sale or issuance by the Company during the term of his employment agreement of Common Stock or warrants or options exercisable to purchase Common Stock or securities convertible into Common Stock, to purchase such additional number of shares of Common Stock, which when added to the shares of Common Stock beneficially owned by the "Grodman Group," would result in such Group being the beneficial owner of the same percentage of the outstanding Common Stock (computed on a fully diluted basis) immediately after such sale or issuance, as they owned immediately prior thereto. The pro-rata option exercise price was the lesser of (a) the total consideration paid and payable to purchase the Common Stock comprising the "New issue," or (b) the market price for the Common Stock at the time of such sale or issuance. The Grodman Group was comprised of Dr. Grodman, his wife and any entity at least
50% beneficially owned by either or both of them.

     Also on April 20, 1993, the Board of Directors voted to reduce the exercise price of ISOs held by various employees and exercisable to purchase an aggregate 499,367 shares of Common Stock at $2.625 per share to $1.50 per share. Messrs. Dubinett and Singer were the owners of an aggregate 103,334 of such ISOs.

        In connection with the Company's November 1993 public offering, the Underwriter required the Company to obtain "lock-up" letters from the holders of certain of the Company's securities including certain principal shareholders pursuant to which such individuals agreed not to sell or assign any of the Company's securities prior to December 1, 1994 without the Company's prior written consent. The "lock-up" agreement would lapse after December 1, 1993 if the Company had not completed a public offering of its securities prior to said date. In June 1993, the Company obtained "lock-up" letters from the bulk of its warrantholders and large shareholders, including 43 of the 47 individuals and entities which held warrants purchased in the Company's April 1990 private placement exercisable to purchase an aggregate 182,150 shares of Common Stock at an exercise price of $4.6875 per share. In order to induce such individuals and entities to execute and deliver such "lock-up" letters, the Company extended the warrant term until April 1, 1997, reduced the warrant exercise price to $1.50 per share and issued identical modified warrants thereby doubling the number of warrants owned by each consenting holder. Certain executive officers and directors of the Company participated in the transaction to the following extent:

                                                            Additional
                      Name                               Warrants Received
                      ----                               -----------------
                      Marc D. Grodman, M.D.              49,500(1)
                      Howard Dubinett                     5,500
                      Sam Singer                          2,500

---------------
(1) Includes warrants issued to Dr. Grodman's wife, Pam Grodman, and a Company controlled by her. All of these warrants were canceled in consideration for the issuance to the Grodman Group of the Senior Preferred Stock.

Item 13.Exhibits, Financial Statement Schedules
        ---------------------------------------
                  and Reports on Form 8-K
                 -----------------------
1.      Financial Statements
        --------------------

      The following financial statements of the Company are included in Part II,
      Item 7                                                     Page to Page
                                                                 ------------
        Report of Independent Certified Public Accountants       F-1

        Balance Sheet - October 31, 1995                         F-2 ... F3
        Statement of Operations -
                      Years ended October 31, 1995 and 1994      F-4 ... F4

        Statement of Shareholders' Equity [Deficit]
                      Years ended October 31, 1995 and 1994      F-5 ... F-5

        Statement of Cash Flows -
                      Years ended October 31, 1995 and 1994      F-6 ... F-8

        Notes to Financial Statements -                          F-9 ... F-23

2.      Reports on Form 8-K
        -------------------
     During the Quarter ended October 31, 1995, the Company filed no reports on Form 8-K.

3.      Exhibits
        --------
        None                              SIGNATURES
                                          ----------


      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:/S/ Marc D. Grodman
   -------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director

Dated:                January 29, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
-------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 29, 1996

/S/ Howard Dubinett
-------------------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 29, 1996

/S/ Sam Singer
-------------------------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 29, 1996

/S/ Frank DeVito
-------------------------------
Frank DeVito
Director
January 29, 1996

/S/ John Roglieri
-------------------------------
John Roglieri
Director
January 29, 1996
                                EXHIBIT INDEX
                                --------------


                                                                 Incorporated by
Exhibit No.                          Item                        Reference to
-----------                          ----                        ------------
3.1*          Amended and Restated Certificate of Incorporation          (A)
              dated November 15, 1989

3.1.1*        Amendment to Certificate of Incorporation dated            (B)
              October 4, 1993 (authorizing one-for-10 reverse stock split)

3.1.2*        Amendment to Certificate of Incorporation dated
              August 23, 1993 (creating Senior Preferred Stock)          (C)

3.1.3*        Amendment to Certificate of Incorporation dated
              August 23, 1993 (authorizing one-for-three reverse stock
              split)                                                     (C)

3.2*          By-laws                                                    (D)

4.1*          Form of Common Stock Certificate, $.01 par value           (C)

4.2*          Form of Warrant Agreement between the Company and          (C)
              American Stock Transfer & Trust Company as Warrant Agent

4.3*          Form of Redeemable Warrant (attached to Exhibit 4.2)       (C)

4.4*          Form of Underwriter's Warrant Agreement                    (C)

4.5*          Form of Underwriter's Warrant (attached to Exhibit 4.4)    (C)

10.1*         Lease Agreement for Elmwood Park, New Jersey Premises      (E)
              March 23, 1988

10.2*         Employment Agreement between the Company and               (F)
              Marc Grodman M.D. dated as of January 1, 1991

10.3*         Employment Agreement between the Company and               (B)
              Howard Dubinett dated as of November 1, 1989

10.4*         Employment Agreement between the Company and               (B)
              Sam Singer dated as of November 1, 1989

10.5*         Healthcare Purchase Contract between the                   (B)
              Company and Towers Financial Corporation dated as of January 29, 1992

10.6*         Asset/Sale Purchase Agreement dated December 31,           (G)
              1991 between the Company and Pathology Services of Long Island, Inc.

10.7*         Asset/Sale Purchase Agreement dated December 31,           (G)
              1991 between the Company and North Shore
              Diagnostic Associates

10.8*         Consultation Agreement dated December 31, 1991             (G)
              1991 between the Company and Advanced Healthcare
              Resources, Inc.

10.9*         Asset/Sale Purchase and Restrictive Covenant Agreement     (B)
              dated June 19, 1992 between the Company and Andre Mencz d/b/a/ MMC Management Company

10.10*        The Company's 1986 Stock Option Plan                       (D)

10.11*        The Company's 1989 Stock Option Plan                       (B)

10.12*        Form of Bridge Warrant                                     (B)

10.13*        Form of Bridge Note                                        (B)

10.14* Acquisition Agreement made as of October 31, 1994 for the acquisition by the Company of all of the outstanding capital
              stock of GenCare                                           (H)

10.15*        Employment Agreement between the Company and Charles T.
              Todd, Jr. dated January 4, 1995.                           (H)

------------
The exhibits designated above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below.

(A) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-31360).

(B) Incorporated by reference to exhibit filed with the Company's annual report on Form 10KSB for the year ended October 31, 1992.

(C) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 33-68678).

(D) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-18 (File No. 33-5048-NY).

(E) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-1 (File No. 33-22721).

(F) Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the year ended October 31, 1990.

(G) Incorporated by reference to exhibit filed with the Company's report on Form 8-K for December 31, 1991.

(H) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for January 4, 1995.

                            INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
        Elmwood Park, New Jersey



                 We have audited the accompanying consolidated balance sheet of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two fiscal years in the period ended October 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1995, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.










                                    MORTENSON AND ASSOCIATES, P. C.
                                                  Certified Public Accountants.

Cranford, New Jersey
January 2, 1996

BIO-REFERENCE LABORATORIES, INC.


CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 1995.



                      Assets:
                      Current Assets:
                          Cash                                $    636,246
                          Cash - Restricted                      2,396,646
                          Accounts Receivable - Net              8,600,986
                          Inventory                                455,308
                          Marketable Securities [22]               444,621
                          Certificate of Deposit                   102,650
                          Certificates of Deposit - Restricted   3,563,000
                          Other Current Assets                     454,976
                                                                  --------

                          Total Current Assets                  16,654,433
                                                                ----------

                       Property and Equipment:
                          Automobiles                              134,363
                          Medical Equipment and Vans             1,439,043
                          Leasehold Improvements                   260,952
                          Furniture and Fixtures                   321,087
                                                                   -------

                          Total - At Cost                        2,155,445
                          Less:  Accumulated Depreciation          926,243
                                                                 ---------

                          Property and Equipment - Net           1,229,202
                                                                 ---------
                       Other:
                          Due from Related Party [6]               250,718
                          Deposits                                 275,650
                          Goodwill [Net of Accumulated
                          Amortization of $843,007]              2,915,720
                          Intangible Assets [Net of Accumulated
                          Amortization of $1,054,455]            2,616,065
                          Other Assets                             259,170
                                                                   -------

                          Total Other                            6,317,323
                                                                 ---------

                          Total Assets                        $ 24,200,958
                                                               ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.
CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 1995.



Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable                                                $2,091,890
Accrued Salaries and Commissions                                   776,694
                      Accrued Expenses                             520,430
                      Current Maturities of Long-Term Debt [4]   2,699,211
                      Note Payable - Bank [3]                    5,391,296
                      Leases Payable - Short-Term Portion
                      [Net of Discount][12]                        273,423
                      Current Maturities of Convertible
                      Subordinated Debt [5]                        135,364
                          Taxes Payable [7]                        214,270
                                                                   -------

                          Total Current Liabilities             12,102,578
                                                                ----------

Long-Term Liabilities:
                          Long-Term Debt Less Current
                          Maturities [4]                           513,848
                          Leases Payable - Long-Term Portion
                          [Net of Discount] [12]                   212,393
                          Convertible Subordinated Debt -
                          Long-Term Portion [5]                    116,385
                                                                   -------

                          Total Long-Term Liabilities              842,626
                                                                   -------

Commitments and Contingencies [13]                                     --
                                                                       --

Shareholders' Equity: [8 and 10]
                          Preferred Stock, Par Value $.10  Per Share,
                             Authorized 1,062,589 Shares; None Issued  --

                          Senior Preferred Stock, Par Value $.10
                             Per Share, Authorized, Issued and
                             Outstanding 604,078 Shares                --

                          Common Stock, Par Value $.01 Per Share,
                             Authorized 18,333,334 Shares;
                             Issued 6,208,847 Shares; and
                             Outstanding 6,075,514 Shares

                          Additional Paid-in Capital              22,283,938

                          Accumulated [Deficit]                  (11,023,441)
                                                                 -----------

                          Total                                   11,321,252
                          Deferred Compensation                      (17,500)
                          Less: Unrealized Loss on Securities
                          Available for Sale                         (47,998)
                                                                      -------

                          Total Shareholders' Equity              11,255,754
                                                                  ----------

                          Total Liabilities and Shareholders'
                          Equity                                $ 24,200,958
                                                                  ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial
Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Years ended
                                                            -----------
                                                            October 31,
                                                            -----------
                                                       1 9 9 5       1 9 9 4
                                                       -------       -------

Net Revenues                                        $31,521,118    $22,945,934
                                                    -----------    -----------


Cost of Services:
     Depreciation and Amortization                      337,802        160,934
     Employee Related Expenses                        7,140,830      5,823,437
     Reagents and Laboratory Supplies                 3,723,867      2,723,046
     Other Cost of Services                           3,833,535      2,688,912
                                                      ---------      ---------
     Total Cost of Services                          15,036,034     11,396,329
                                                     ----------     ----------

     Gross Profit on Revenues                        16,485,084     11,549,605
                                                     ----------     ----------
General and Administrative Expenses:
     Depreciation and Amortization                      621,929        441,677
     Other General and Administrative Expenses       10,050,229      7,136,216
     Payroll Tax Penalties                                   --         12,081
     Bad Debt Expense                                 4,030,030      2,959,285
                                                      ---------      ---------
     Total General and Administrative Expenses       14,702,188     10,549,259
                                                     ----------     ----------
     Income from Operations                           1,782,896      1,000,346
                                                      ---------      ---------
Other [Income] Expense:
     Interest Expense                                   605,405        449,758
     Interest and Other Income                         (273,903)      (142,527)
                                                        --------       --------
     Total Other Expense - Net                          331,502        307,231
                                                        -------        -------
     Income Before Income Tax and Extraordinary Item  1,451,394        693,115

Provision for Income Taxes [7]                           49,225             --
                                                         ------             --
     Income Before Extraordinary Item                 1,402,169        693,115

Extraordinary Item -
Gain on Extinguishment of Debt [14]                          --        446,581
                                                             --        -------
     Net Income                                   $   1,402,169    $ 1,139,696
                                                      =========      =========
     Income Per Share Before Extraordinary Item   $         .23    $       .12
                                                           ====           ====
     Net Income Per Share [9]                     $         .23    $       .20
                                                           ====           ====
     Average Number of Shares Outstanding             6,010,964      5,295,321
                                                      =========      =========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                  Additional
                                                  ----------
                                    Common Stock    Paid-in     Accumulated
                                    ------------    -------     -----------
                                Shares     Amount   Capital     [Deficit]
                                ------     ------   -------     --------
Balance - October 31, 1993      2,299,236  $22,992  $11,468,199 $(13,565,306)

Shares Issued in Connection
with Public Offering,
Net of $1,735,575 of Expenses   3,105,000  31,050     8,583,375           --

Shares Issued in
Settlement of Convertible Debt,
Net of $46,407 of Expenses        138,260   1,383       357,210           --

Shares Issued for Covenant
Not-to-Compete                    200,000   2,000       278,000           --

Amortization of Deferred
Compensation                           --      --            --           --

Shares Canceled                    (2,334)    (23)       (6,977)          --

Net Income for the Year                --      --            --    1,139,696
                                       --      --            --    ---------

Balance - October 31, 1994      5,740,162  57,402    20,679,807  (12,425,610)

Shares Issued from
Exercise of Warrants               12,100     121        18,029           --

Shares Issued in Connection
with Acquisition                  311,252   3,112     1,630,962           --

Shares Issued in Lieu of
Payment for Service                12,000     120        25,380           --

Expenses Associated with
Public Offering                        --      --       (70,240)          --

Amortization of Deferred
Compensation                           --      --             --          --

Unrealized Loss on
Securities Available for
Sale                                   --      --             --          --

Net Income for the Year                --      --             --   1,402,169
                                       --      --             --   ---------

Balance - October 31, 1995      6,075,514 $60,755    $22,283,938 $(11,023,441)
                                ========= =======    ===========  =============

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY - CONTINUED
                                              Unrealized Loss
                                              ---------------
                                                on Securities     Total
                                                -------------     ------
                                 Deferred         Available    Stockholder's
                                 --------         ---------    -------------
                                Compensation       for Sale       Equity
                                ------------       --------        ------
Balance - October 31, 1993      $  (110,784)    $      --      $(2,184,899)
Shares Issued in Connection
with Public Offering,
Net of $1,735,575 of Expenses            --            --        8,614,425

Shares Issued in Settlement
of Convertible Debt,
Net of $46,407 of Expenses               --            --          358,593

Shares Issued for Covenant
Not-to-Compete                           --            --          280,000

Amortization of Deferred
Compensation                         45,649            --           45,649

Shares Canceled                          --            --           (7,000)

Net Income for the Year                  --            --        1,139,696
                                         --            --        ---------

Balance - October 31, 1994          (65,135)           --        8,246,464

Shares Issued from Exercise of
Warrants                                 --            --           18,150

Shares Issued in Connection
with Acquisition                         --            --        1,634,074

Shares Issued in Lieu of
Payment for Service                      --            --           25,500

Expenses Associated with
Public Offering                          --            --          (70,240)

Amortization of Deferred
Compensation                         47,635            --           47,635

Unrealized Loss on Securities
Available for Sale                       --       (47,998)         (47,998)

Net Income for the Year                  --            --        1,402,169
                                         --            --        ---------

Balance - October 31, 1995         $(17,500)     $(47,998)     $11,255,754
                                   =========      =========    ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Years ended
                                                        October 31,
                                                   1 9 9 5        1 9 9 4
                                                   -------        -------
Operating Activities:
  Net Income                                        $ 1,402,169   $  1,139,696
                                                     ----------      ---------
    Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization                       959,731        602,611
    Amortization of Deferred Compensation                47,635         45,649
    Amortization of Deferred Interest                        --        104,909
    Amortization of Public Offering Fees                     --        105,698
    Expenses Related to Conversion of Debt to Equity         --        (46,407)
    Shares Issued for Services                           25,500             --
    Provision for Bad Debt                            4,030,030      2,959,285
    Forgiveness of Debt                                      --       (446,581)
    Other                                                (9,285)            --

  Change in Assets and Liabilities
  [Net of Effects from Acquisitions]:
    [Increase] Decrease in:
       Accounts Receivable                           (6,442,884)    (4,284,292)
       Other Assets                                     (63,230)      (205,936)
       Inventory                                       (141,940)       (62,470)
       Prepaid Expenses and Other Current Assets       (271,111)       (40,024)

    Increase [Decrease] in:
       Accounts Payable and Accrued Liabilities        (299,189)    (1,134,451)
       Taxes Payable                                     (6,986)            --
                                                         ------             --

    Total Adjustments                                (2,171,729)     2,402,009
                                                     ----------      ---------

  Net Cash - Operating Activities - Forward            (769,560)    (1,262,313)
                                                       --------      ----------

Investing Activities:
  Acquisition of Property and Equipment                (424,180)      (177,772)
  Proceeds from Sale of Property and Equipment           45,961             --
  Purchase of Marketable Securities                    (492,619)            --
  Purchase of Certificate of Deposit                 (3,665,650)            --
  Cash Acquired during Acquisition                       42,338             --
  Reduction of Deposits                                  22,649             --
  Repayment of Related Party Receivable                  10,400             --
  Payment for Acquisition of Intangible Assets         (290,081)      (272,987)
                                                       --------        --------

  Net Cash - Investing Activities - Forward          (4,751,182)      (450,759)
                                                      ----------      --------

Financing Activities:
  Proceeds from Long-Term Debt                          394,756      4,352,000
  Payments of Long-Term Debt                         (2,679,620)    (2,723,149)
  Payments of Capital Lease Obligations                (297,642)      (142,369)
  Payments of Subordinated Notes Payable                (51,039)      (345,000)
  [Decrease] in Cash Overdraft                               --        (93,725)
  Increase [Decrease] in Revolving Line of Credit      5,391,296    (2,101,137)
  Increase [Decrease] in Restricted Cash               2,055,354    (4,452,000)
  Proceeds from Stock Offering                                --     8,614,425
  Proceeds from Exercise of Warrants                      18,150            --
  Expenses of Public Offering of Stock                   (70,240)           --
                                                          -------           --

  Net Cash - Financing Activities - Forward          $  4,761,015  $ 3,109,045

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Years ended
                                                       October 31,
                                                  1 9 9 5          1 9 9 4
                                                  -------          -------

   Net Cash - Operating Activities - Forwarded    $ (769,560)      $(1,262,313)
                                                   ---------       -----------

   Net Cash - Investing Activities - Forwarded    (4,751,182)         (450,759)
                                                  ----------          --------

   Net Cash - Financing Activities - Forwarded     4,761,015         3,109,045
                                                   ---------         ---------

   Net [Decrease] Increase in Cash                 (759,727)         1,395,973

Cash - Beginning of Years                         1,395,973                 --
                                                  ---------                 --

   Cash - End of Years                          $   636,246       $  1,395,973
                                                   ========          ==========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
    Interest                                    $   531,381       $    799,215
    Income Taxes                                $    81,686       $      5,086

Supplemental Schedule of Non-Cash Investing and Financing Activities:
In January 1994, $45,000 of debt was converted into 15,480 shares of common stock. In addition, $50,000 of trade accounts payable was converted into debt.

In February 1994, the Company incurred a capital lease obligation of $32,736 in connection with the acquisition of medical equipment.

In March 1994, $300,000 of debt was converted into 102,780 shares of common stock.

In March 1994, the Company purchased various equipment and a customer list from a non-affiliated party. As consideration for the equipment and customer list, the seller received $240,000 [including $14,400 of interest] of which $48,000 was paid at the closing and the remainder is to be paid over time based on the amount collected from its customer list.

In April 1994, the Company issued 200,000 shares of its common stock as consideration for a five year covenant not-to-compete related to an employment agreement.

In June 1994, the Company incurred capital lease obligations of $206,142 in connection with the acquisition of automobiles and in addition $100,000 of cash was transferred to a restricted certificate of deposit account as collateral on the lease.

In July 1994, the Company incurred a capital lease obligation of $267,490 in connection with the acquisition of medical equipment.

In August 1994, 2,334 shares of common stock previously issued in relation to a legal settlement were canceled as a result of a cash settlement.

In September 1994, $60,000 of debt was converted in to 20,000 shares of common stock.

In November 1994, the Company purchased a customer list from a non-affiliated party. As consideration for the customer list, the seller received $120,000 of which $30,000 was paid at the closing and the remainder is to be paid over 5 1/2 years based on the cash collected from customer list revenues.

In December 1994, the Company incurred capital lease obligations of $13,713 in connection with the acquisition of office furniture and $12,130 in connection with the acquisition of leasehold improvements.

In January 1995, the Company incurred a capital lease obligation of $58,994 in connection with the acquisition of a computer imaging system.

In January 1995, $44,119 of trade accounts payable was converted into debt.

In January 1995, the Company issued 444,585 shares of common stock for all of the issued and outstanding common and preferred stock of GenCare Biomedical Research Corporation ["GenCare"]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of closing. Additionally, in connection with this acquisition, the Company assumed capital lease obligations of $31,793 for four automobiles.

In October 1995, the Company incurred a capital lease obligation of $54,117 in connection with the acquisition of medical equipment.

BIO-REFERENCE LABORATORIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[1] Organization and Business

Bio-Reference Laboratories, Inc. [the "Company"] was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been the clinical laboratory segment of its operations. In June 1989, in connection with the discontinuance of its mobile screening segment, the Company changed its name to Bio-Reference Laboratories, Inc.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary [See Note 19D]. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are net of the following amounts for contractual adjustments and discounts:

                                                 Years ended
                                                  October 31,
                                    1 9 9 5                       1 9 9 4
                                    -------                       -------
Medicare/Medicaid Portion         $15,560,866                     $ 8,096,219
Other                               9,015,042                       6,096,397
                                  -----------                       ---------

  Totals                          $24,575,908                     $14,192,616
  ------                           ===========                     ===========


Restricted Cash and Certificates of Deposit - At October 31, 1995, the Company had $2,396,646 and $3,563,000 of restricted cash and certificates of deposit, respectively, which represents collateral for two demand notes and a capital lease on automobiles.

Contractual Credits and Bad Debts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for bad debts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $2,569,125 and $1,224,806 as of October 31, 1995 and 1994, respectively.

Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market. Inventory consists primarily of clinical supplies.

Property and Equipment - Property and equipment, which consists of automobiles, medical equipment, leasehold improvements and furniture and fixtures, are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 3 to 8 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation and amortization expense related to property and equipment of $368,478 and $198,123 for the years ended October 31, 1995 and 1994, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

[2] Summary of Significant Accounting Policies [Continued]

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended\ October 31, 1995 and 1994 of $187,936 and $98,904, respectively.

Management of the Company evaluates the period of goodwill amortization to determine whether later events and circumstances warrant revised estimates of useful lives. On a quarterly basis, management evaluates whether the carrying value of goodwill has become impaired. This evaluation is done by comparing the carrying value of goodwill to the value of projected discounted net cash flow from related operations. Impairment is recognized if the carrying value of goodwill is greater than the projected discounted net cash flow from related operations.

Intangible Assets - Intangible assets primarily include customer lists and covenants not-to-compete. These costs are being amortized over a 20 and 5 year life, respectively, using the straight-line method. One covenant not-to-compete has a 7-1/2 year life. Also included in intangible assets are costs related to an employment agreement and costs related to acquisitions, which are being amortized over the lives of the agreements which are from 2 to 5 years. The statements of operations reflect amortization expense related to intangible assets of $403,317 and $305,584 for the years ended October 31, 1995 and 1994, respectively.

A summary is as follows:

                                              Accumulated           Net of
                                              -----------           ------
                                              Amortization        Amortization
                                              ------------        ------------
                                               October 31,        October 31,
                                               -----------        -----------
                               Cost             1 9 9 5           1 9 9 5
                               ----             -------            -------

Customer Lists                 $1,810,980       $319,285           $1,491,695
Covenants Not-to-Compete        1,157,500        554,750              602,750
Employment Agreement              400,000        126,666              273,334
Costs Related to Acquisitions     282,733         46,938              235,795
Other                              19,307          6,816               12,491
                                ---------       --------           ----------

Totals                         $3,670,520     $1,054,455           $2,616,065
------                         ==========     ==========           ==========

Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On a quarterly basis, management evaluates whether the carrying value of these intangible assets has become impaired. This evaluation is done by comparing the carrying value of these intangible assets to the value of projected discounted net cash flow from related operations. Impairment is recognized if the carrying value of these intangible assets is greater than the projected discounted net cash flow from related operations.

Debt Issuance Costs - Costs incurred in connection with the issuance of debt are amortized on the straight-line method over the life of the debt, which ranges from one to five years. The statements of operations reflect interest expense related to debt issuance costs of $104,909 for the year ended October 31, 1994. As of October 31, 1994, debt issuance costs were fully amortized.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Nonmonetary Stock Issuances - The Company issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[3] Note Payable - Bank

In March 1995, the Company consummated a revolving loan agreement with Midlantic Bank, N.A. The maximum amount of the credit line available to the Company is the lesser of (1) $6,500,000 or (2) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus the lesser of $3,500,000 or the amount of the certificates of deposit pledged as collateral for this loan. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus .25%. The credit line is secured by substantially all of the Company's assets [including a $3,500,000 certificate of deposit with Midlantic Bank] and the assignment of a $2,000,000 life insurance policy on the president of the Company. The line of credit is available for a period of two years and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1995, the Company was in compliance with the covenant provisions of this agreement. As of October 31, 1995, the Company has utilized $5,391,296 of this credit facility.

[4] Long-Term Debt

                                                                 October 31,
                                                                 1 9 9 5
                                                                 -------
Advanced Healthcare Resources.  Due December 31, 1994.
Interest imputed at 7.5%.                                        $      19,721

MMC Management Company.  Due July 1, 1997.
Interest imputed at 8%.                                                256,518

Note to Gotham Bank of New York.  Due on Demand.
 Interest at 3% above corporate savings account rate.
  Secured by savings account.                                        2,352,000

Note Payable to Hypertech Diagnostics, Inc.  Payments dependent
on collections received from customer list.  Interest at 8.11%.        154,128

Coulter Leasing Corp. Due August 1996, Interest at 12%.                 19,103

Sclavo, Inc. Payments dependent on collections received from
customer list.  Interest at 10%.                                        16,836

Note Payable to Midlantic Bank, N.A. Due October 1999.
Interest at prime plus .25%.                                           394,753
                                                                       -------
Total                                                                3,213,059
Less:  Current Maturities                                            2,699,211
                                                                     ---------

      Long-Term Debt                                               $   513,848
      --------------                                               =   =======

Prime rate at October 31, 1995 was 8.75%.

The Company is in default on the balance due to Advanced Healthcare Resources. Subsequent to October 31, 1995, the outstanding balance in default was reduced to approximately $3,700.

On January 26, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. As of October 31, 1995, $1,000,000 was paid against the principal on this note. The Company has $2,396,646 in a savings account with this bank restricted as collateral for the loan.

[4] Long-Term Debt [Continued]

In June 1995, the Company entered into an agreement to borrow up to $400,000 to purchase equipment. During October 1995, the Company borrowed $394,756 under this agreement. The loan, which bears interest at an annual rate of prime +
 .25%, is due in monthly installments of $8,333 plus interest through October 1999. This note is secured in accordance with the provisions of the Company's revolving loan agreement [See Note 3] with the same lender.

Maturities of long-term debt at October 31, 1995 in each of the next five years are as follows:

1996                      $2,699,211
1997                         242,032
1998                         138,532
1999                         133,284
2000                              --
                                  --

Totals                    $3,213,059
------                    ==========

[5] Convertible Subordinated Debt

The following is a summary of the convertible subordinated debt as of October 31, 1995:

                          Note
                          ----
                          5[A]                                         $ 16,020
                          5[B]                                          235,729
                                                                       ---------

Total                                                                  $251,749
                                                                       ========

[A] During August and September of 1989, through a private offering, the Company offered to sell $3,000,000 of 12% convertible subordinated promissory notes. In connection with this offering, $451,000 was received. Additionally, $485,000 of subordinated promissory notes, including a $10,000 note issued in August 1989, in lieu of an interest payment to an investor, was converted for $485,000 in principal amount of notes under this offering. The principal of these notes, which may be converted into common stock at the rate of $15.00 per share, are due five years from date of issue. Through October 31, 1995, $846,000 of these notes have been converted to stock and $73,980 have been repaid. The remaining balance due on these notes is currently in default.

[B] In January 1995, the Company issued two 8% convertible subordinated debentures due January 1997 for $206,956 and $31,732 in connection with the Company's acquisition of GenCare. During the year ended October 31, 1995, $2,566 and $393 of these notes were repaid.

[6] Related Party Transactions

On October 1, 1989, a promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. Also, on October 1, 1989, this officer agreed to rent one mobile van from the Company at an annual rental of $24,000. In consideration for a personal guarantee for a $2,500,000 line of credit, as of November 1, 1991, the Company stopped charging rent on the van and suspended interest on the note.
The Company also accepted $400 per week in principal payments on the note as of November 1, 1992. As of October 31, 1995, $250,718 in outstanding principal, interest and van rentals are due from the officer. Payments of $10,400 and $-0- , respectively, were received on the note for the years ended October 31, 1995 and 1994.

[6] Related Party Transactions [Continued]

In April 1993, in order to facilitate a public offering contemplated by the Company, Dr. Grodman agreed to cancel his pro-rata option contained in his employment contract and to cancel other outstanding options and warrants to purchase 604,078 shares of Common Stock at prices ranging from $1.45 to $1.50 per share, in consideration for the issuance of 604,078 shares of Senior Preferred Stock. These shares of Senior Preferred Stock were issued in August 1993.

At October 31, 1995, $30,000 is included in accrued expenses for director fees owed to a director.

The Company pays premiums on life insurance policies for its key officers which are to be reimbursed by the officers if one or all leave the Company. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company. At October 31, 1995, $235,171 is included in other assets which represents the amount of premiums paid to date.

[7] Income Taxes

The reconciliation of the provision for income taxes is as follows:

                                                        October 31,
                                          1 9 9 5                     1 9 9 4
                                          -------                     -------
         U.S. Federal Statutory Rate      34.0%                       34.0%
         Utilization of Net Operating
           Loss Carryforward             (30.6%)                     (34.0%)
                                         -------                     -------

              Actual Rate                  3.4%                        --%
              -----------                  ====                        ===

Effective November 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement No. 109, the asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

Temporary differences between financial reporting and tax bases of assets and liabilities related to depreciation, vacation and sick pay accruals and amortization of intangibles are immaterial.

As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior years. The change had no cumulative effect on pretax income or net income for the year ended October 31, 1994.

At October 31, 1995, the Company had net operating loss carryforwards of approximately $9,100,000 for income tax purposes. The carryforwards expire in years from 2002 through 2008. Investment tax credit carryforwards of approximately $32,161 are available to reduce future income taxes. These credits expire from 1997 to 2003.

At October 31, 1995, the Company has a deferred tax asset of approximately $3,700,000 and a valuation allowance of approximately $3,700,000 related to the asset. The deferred tax asset primarily relates to net operating loss carryforwards and investment tax credits.

[8] Capital Transactions

The Company is authorized to issue an aggregate 18,333,333 shares of common stock, $.01 par value. Holders of these shares are entitled to one vote per share on matters submitted for shareholder vote. Holders are also entitled to receive ratably dividends, if declared. In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

In April 1993, the Board of Directors of the Company authorized a new class of Preferred Stock, called "Senior Preferred Stock" which has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock and for a period of ten years after issuance, shall be convertible into one share of common stock upon payment of a conversion price of $1.50 per share. In April 1993, in order to facilitate a public offering contemplated by the Company, Dr. Grodman agreed to cancel his pro-rata option contained in his employment contract and to cancel other outstanding options and warrants to purchase 604,078 shares of Common Stock at prices ranging from $1.45 to $1.50 per share, in consideration for the issuance of 604,078 shares of Senior Preferred Stock. These shares of Senior Preferred Stock were issued in August 1993.

On January 13, 1994, the Company completed the sale of an aggregate 1,035,000 Units, each Unit consisting of three shares of Common Stock, three Class A Redeemable Warrants and one Class B Redeemable Warrant in an underwritten public offering on a "firm-commitment" basis. Each Class A Redeemable Warrant and each Class B Redeemable Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $4.50 and $6.75, respectively for a 60-month period commencing November 23, 1993. The Units were sold at a price of $10.00 per Unit resulting in gross proceeds of $10,350,000 net of expenses of the offering which were $1,735,575. The underwriter received an underwriting commission and a non-accountable expense allowance equal to 13% of the gross offering proceeds and was issued underwriter's Warrants exercisable to purchase 79,166 additional Units at $16.50 per Unit. The Company has retained the Underwriter as a financial consultant for a two-year period at a monthly consulting fee of $2,000.

In January 1994, $45,000 of debt was converted into 15,480 shares of common stock. Gross proceeds were net of expenses of $17,400.

In March 1994, $300,000 of debt was converted into 102,780 shares of common stock. Gross proceeds were net of expenses of $29,007. In September 1994, an additional $60,000 of debt was converted into 20,000 shares of common stock.

In April 1994, the Company issued 200,000 shares of common stock to an individual in consideration for a covenant not-to-compete.

On November 17, 1994, an aggregate of 2,100 shares of the Company's $.01 par value common stock was issued from a private placement warrant being exercised.

On January 1, 1995, the Company acquired GenCare Biomedical Research
Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing.

[8] Capital Transactions [Continued]

In April 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year renewable contract.

On July 27, 1995, an aggregate of 10,000 shares of the Company's $.01 par value common stock was issued upon exercise of a private placement warrant.

[9] Income Per Share

Income per share is based on the weighted average number of shares of common stock outstanding during each period. Outstanding stock options, warrants, convertible debts and convertible preferred stock were not included in the computation since they were anti-dilutive, thus a single presentation of income per share is shown in the accompanying financial statements. The net income used to calculate the income per share has been adjusted for deferred compensation.

[10] Stock Options and Warrants

In April 1986, the shareholders approved and the Company adopted the 1986 Employee Stock Option Plan [1986 Plan] under which 3,667 shares of common stock have been reserved for issuance to persons rendering services to the Company.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock.

Under the terms of its stock option plans, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. Non-incentive stock options and warrants may be granted at fair market value or at a price less than the fair market value with any related cost appropriately expensed. To date, no non-incentive stock options have been granted at a price less than fair market value. Options and warrants may be exercised within five years from the date of grant. Following is a summary of transactions:

                                     Shares Under Options and Warrants
                                     ---------------------------------
                                     Incentive                 Non-Incentive
                                       Stock                   Stock Options
                                      Options                  and Warrants
                                     October 31,               October 31,
                                         1 9 9 5                  1 9 9 5
                                         -------                  -------
Outstanding - Beginning of Year          514,709                    5,735,481
Granted During the Year                    1,000                      370,000
Canceled During the Year                 (33,668)                      (4,334)
Exercised During the Year                     --                      (12,100)
                                              --                      -------

Outstanding and Eligible, End of
  Year for Exercise Currently [at
  Prices Ranging from $1.3125 to
  $6.75 Per Share]                       482,041                    6,089,047
                                         =======                    =========

At October 31, 1995, there were 188,293 shares reserved for future grants under the 1986 and 1989 plans. No stock appreciation rights have been granted.

[11] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to six years. At October 31, 1995, the aggregate minimum commitment under these contracts and agreements, excluding bonuses and commissions, was approximately as follows:

October 31,
-----------
1996                                                   $               727,000
1997                                                                   596,300
1998                                                                   211,250
1999                                                                   108,300
2000 and Thereafter                                                      3,300
                                                                         -----

    Total                                              $             1,646,150
    -----                                              =             =========

Most of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, five employment agreements are for indefinite periods and provide for annual aggregate minimum commitments of $286,700.

During the year ended October 31, 1995, the Company issued warrants to purchase 200,000 shares of the Company's common stock at a price of $5.25 per share in connection with these agreements.

[12] Leases Payable

The Company leases various assets under capital leases expiring in 2000 as follows:

                                                                   October 31,
                                                                   -----------
                                                                       1 9 9 5
                                                                       -------
Medical Equipment                                        $             638,214
Automobiles                                                            126,931
Furniture and Fixtures                                                  11,565
Leasehold Improvements                                                  12,130
                                                                        ------

Total                                                                  788,840
Less:  Allowance for Amortization                                      280,302
                                                                       -------

                          Total                          $             508,538
                          -----                          =             =======

Depreciation and amortization expense was $170,601 and $84,420 for the years ended October 31, 1995 and 1994, respectively.

Aggregate future minimum rentals under capital leases are:

                          Years ended
                          -----------
                          October 31,
                          -----------
                             1996                     $                316,477
                             1997                                      179,510
                             1998                                       21,649
                             1999                                       17,090
                             2000                                       12,651
                             Thereafter                                     --
                                                                            --

                             Total                                     547,377
                             Less:  Interest                            61,561
                                                                        ------

Present Value of Minimum Lease Payments                               $485,816
---------------------------------------                                ========

[13] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1995 to 1999. Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 1995 and 1994 was $1,640,360 and $1,310,879, respectively. There were no contingent rental amounts due through October 31, 1995.

Aggregate future minimum rental payments on non-cancelable operating leases are as follows:

                                       Property                       Equipment
                                       --------                       ---------
                          October 31,
                          -----------
                             1996      $  696,787                    $   530,823
                             1997         480,767                        517,279
                             1998         339,063                        374,250
                             1999         113,375                        204,575
                             2000              --                         38,516
                             Thereafter        --                          6,075
                                               --                          -----

                            Totals    $ 1,629,992                  $   1,671,518
                            ------     ==========                      =========

[14] Extraordinary Item

On January 17, 1994, the Bankruptcy Court approved a settlement with Bio-Reference Laboratories in regard to a $2,500,000 line of credit the Company had with Towers Financial Corporation. In regard to the settlement $446,581 in principal and interest was forgiven.

[15] Litigation

In April 1994, Town Clinical Laboratory, Ltd. ["TCL"], a clinical testing laboratory with principal offices in Nassau County, New York, filed a complaint in the New York State Supreme Court, Nassau County against the Company and its principal executive officer. The complaint alleged unfair competition and conspiracy between the Company, its principal executive officer and a former
TCL employee to destroy TCL's business. The Company and its principal executive officer filed an answer denying the material allegations of the complaint and requested judgment dismissing TCL's complaint. In accordance with the terms of the settlement, which was reached in December 1995, the Company will pay $30,000 to the former shareholders of TCL. This amount has been accrued as of October 31, 1995.

The Company and various of its officers and directors have been named as defendants in two actions commenced by former employees. The complaints allege breach of employment agreements between the Company and the former employees, and demand unspecified amounts of compensatory and punitive damages. The Company and the other defendants have denied the material allegations and have filed counterclaims against the former employees. The Company intends to vigorously defend its position in both actions.

The Company is currently under audit by the State of New Jersey in connection with sales and use tax matters. While the outcome of this audit cannot be determined at this time, the Company does not believe the outcome will have a material adverse effect on the financial position or results of operations of the Company.

In the normal course of its business, the Company is exposed to a number of other asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

[16] Insurance

The Company maintains professional liability insurance of $3,000,000 in the aggregate, with a per occurrence limit of $1,000,000. The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs. A determination of Company liability for uninsured or underinsured acts or omissions would have a material adverse affect on the Company's operations.

[17] Delinquent Tax Liabilities

As of October 31, 1995, approximately $157,000 was accrued for late payroll tax liabilities [including approximately $140,000 of penalties and interest] due to New Jersey and New York. The Company is making weekly and monthly tax payments toward its delinquent tax liabilities in accordance with state imposed deferred payment agreements. Untimely payments can result in penalties up to 100% and liens on Company assets.

[18] Concentrations of Credit Risk

At October 31, 1995, the Company had approximately $6,300,000 in cash balances at financial institutions which were in excess of the federally insured limits. Substantially all of this amount represents collateral for demand loans with the same financial institutions.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. In the event of nonperformance by these parties, the Company would pursue the individual patients for collection and, accordingly, believes the credit risk beyond recorded amounts to be limited. Additionally, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable.

[19] Acquisitions

[A] On June 19, 1992, the Company purchased certain furniture, fixtures, machinery and equipment for clinical laboratory use and rights to a customer list from Andre Mencz doing business as MMC Management Company ["MMC"] for an aggregate consideration consisting of 100,000 shares of its unregistered Common Stock, valued at $187,500, and an agreement to pay up to $750,000 solely out of an agreed percentage of gross proceeds collected for clinical laboratory services rendered by the Company during the five-year period commencing on the purchase date from accounts enumerated in the customer list. The Company agreed that if MMC sold all of the 100,000 shares of its Common Stock by December 1, 1995, it would guarantee MMC aggregate sales proceeds from such sale equal to the lesser of $750,000 or an agreed percentage of the aggregate gross proceeds actually collected for clinical laboratory services rendered by the Company during the three-year period commencing on the purchase date from accounts enumerated in the customer list. In addition, MMC agreed not to solicit or service such accounts for any entity other than the Company for a seven and one-half year period. MMC represented to the Company that such accounts were producing collections at an annual rate of approximately $1,488,000 at the date of purchase. At the same time, the Company entered into an approximately five-year employment agreement with Mr. Mencz, employing him as Director of Program Development and Senior Marketing Representative. His compensation includes a base salary plus commissions. In addition, Mr. Mencz was granted a five-year Incentive Stock Option exercisable to purchase 16,667 shares of the Company's Common Stock at an exercise price of $1-7/8 per share. No goodwill was recorded on this transaction.

[B] On March 17, 1994, the Company purchases various furniture, fixtures, machinery, equipment and a customer list from Hypertech Diagnostics, Inc. ["Hypertech"]. As consideration, an agreement was made to pay up to $240,000 [including $14,400 of interest] of which $48,000 was paid at the closing and the remainder will be paid over time based on the amount collected from its customer list. No goodwill was recognized on the transaction.

[19] Acquisitions [Continued]

[C] In November 16, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the sellers obligations under the draw station leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. No goodwill was recognized on this transaction. In addition, the Company entered into a five year employment agreement with a senior marketing representative for an annual base salary of $40,000 plus commissions based on sales.

[D] On January 4, 1995 [effective as of November 1, 1994], the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing. The total cost of the acquisition was $1,634,074 which exceeded the fair value of the net assets of GenCare by $2,119,213. The excess is being amortized using the straight-line method over 20 years. In addition, if the specific collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued. As of October 31, 1995, no additional shares have been issued.

The results of operations of this acquisition are included in the Company's historical financial statements from November 1, 1994 onward. The following summarized pro forma [unaudited] results of operations information gives effect to the acquisition as if it had occurred on November 1, 1993.

                                                               Fiscal Year Ended
                                                               -----------------
                                                               October 31, 1994
                                                              ----------------
Revenues                                                           $25,582,854
Net Income                                                         $   697,656
Net Income per Common Share [1]                                    $     .11
Average Number of Shares Outstanding                                 5,606,573

[1]The net income [loss] used to calculate the income [loss] per share has been adjusted for deferred compensation.


[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $35,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess.

[21] Employee Benefit Plan

In June 1994, the Company began sponsoring the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum of $7,000 per year. The Company may choose to make a matching contribution to the plan for each participant who has\ elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 1995, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.

[22] Marketable Securities

The Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 115,"Accounting for Certain Investments in Debt and Equity Securities" at November 1, 1994. In accordance with SFAS No. 115 prior years' financial statements are not to be restated to reflect the change in accounting method. There was no cumulative effect as a result of adopting SFAS No. 115 at November 1, 1994.

Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determination at each balance sheet date. Debt or equity securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with any unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity until realized. At October 31, 1995, the Company had no investments that qualified as trading or held to maturity.

Realized gains and losses on disposition are based on the net proceeds and the adjusted book value of the securities sold using the specific identification method. Unrealized gains and losses on investment securities available for sale are based on the difference between book value and fair value of each security. At October 31, 1995, such securities included an unrealized loss of $47,998. This loss is shown as a reduction to stockholders' equity. Realized gains and losses flow are included in the Company's results of operations.
There were no realized gains or losses during the year ended October 31, 1995.

The cost and the fair value of investment securities available for sale at October 31, 1995 are as follows:


                        Fair Value                         Cost Basis
                        ----------                         ----------
Marketable Securities  $ 444,621                          $ 492,619
                         =======                            =======

[23] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995 and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May 1993. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 114 establishes accounting standards for the impairment of certain loans. SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994. Adoption of SFAS No. 121 and SFAS No. 114 is not expected to have a material impact on the Company's financial statements.

[23] New Authoritative Accounting Pronouncements [Continued]

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board [APB] Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

In December 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.

[24] Subsequent Events

On November 7, 1995, the Company acquired Oncodec Labs, Inc. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998.

On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"]. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations.

These acquisitions were not significant to the Company.