Form 10QSB
period 1996-01-31
BIO REFERENCE LABORATORIES INC
filed 1996-03-14
CIK 792641

FORM 10-QSB

                                          SECURITIES AND EXCHANGE COMMISSION
                                                   Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1996
                               ----------------
                                            AND

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number  0-15266
                        -------
                                BIO-REFERENCE LABORATORIES, INC.
                                --------------------------------
                      (Exact name of registrant as specified in its charter)
        NEW JERSEY                                          22-2405059
-----------------------------                -------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                        07407
------------------------------------------                     ------------
(Address of principal executive offices)                        (Zip Code)

(Registrant's telephone number, including area code)         (201) 791-2600
                                                           -------------------

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
                                    Yes        No
                                   -----      -----
                                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,117,870 ($.01 par value) at March 14, 1996.

                              BIO-REFERENCE, LABORATORIES, INC.
                              ---------------------------------
                                         FORM 10-QSB
                                         -----------
                                      JANUARY 31, 1996
                                      ----------------



                                          I N D E X
                                          ---------





PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance Sheet as of January 31, 1996 (unaudited)

        Statements of Operations for the
        three months ended January 31, 1996 and January 31,
        1995 (unaudited)

        Statements of Cash Flows for the
        three months ended January 31, 1996 and January 31,
        1995 (unaudited)

        Notes to financial statements



   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations


PART II.   OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        Signatures

                                 BIO-REFERENCE LABORATORIES, INC.
                                 --------------------------------
                                         BALANCE SHEET
                                         -------------
                                     As of January 31, 1996
                                     ----------------------
                                           (Unaudited)
                                           -----------
                                              ASSETS
                                              ------


CURRENT ASSETS:
--------------
  Cash                                                        $     697,049
  Cash- Restricted                                                1,852,000
  Accounts Receivable (Net)                                       9,278,917
  Inventory                                                         399,008
  Other Current Assets                                              580,195
  Marketable Securities                                             444,620
 Certificates of Deposit                                            102,650
 Certificates of Deposit- Restricted                              3,563,000
                                                                  ---------
    TOTAL CURRENT ASSETS                                       $ 16,917,439
    --------------------                                       ------------
  PROPERTY, PLANT AND EQUIPMENT                                $   2,259,067
  -----------------------------
LESS:  Accumulated Depreciation                                    1,022,854
----                                                           -------------
  TOTAL PROPERTY,
  ----------------
  PLANT AND EQUIPMENT - NET                                     $  1,236,213
  -------------------------                                     ------------
OTHER ASSETS:
------------
   Due from Related Party                                       $    250,718
   Deposits                                                          282,999
   Goodwill (Net of Accumulated
    Amortization of $895,267)                                      3,285,603
   Deferred Charges (Net of Accumulated
    Amortization of $1,150,933)                                    2,717,401
      Other Assets                                                   257,886
                                                                ------------
   TOTAL OTHER ASSETS                                           $  6,794,607
   ------------------                                           ------------
   TOTAL ASSETS                                                 $ 24,948,259
   ------------                                                 ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                         BIO-REFERENCE LABORATORIES, INC.
                         --------------------------------
                                  BALANCE SHEET
                                  -------------
                              As of January 31, 1996
                              ----------------------
                                   (Unaudited)
                                   -----------
                  LIABILITIES AND SHAREHOLDERS' EQUITY [DEFICIT]
                  ----------------------------------------------

CURRENT LIABILITIES:
-------------------
  Accounts Payable                                         $ 1,934,779
  Salaries and Commissions Payable                             926,503
  Accrued Expenses                                             485,793
  Current Portion of Long-Term Debt                          2,363,620
  Current Portion of Leases Payable                            264,801
  Subordinated Notes                                           127,444
  Notes Payable                                              6,766,331
  Taxes Payable                                                238,458
                                                          ------------
    TOTAL CURRENT LIABILITIES                              $13,107,729
                                                           -----------

LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt                          527,859
  Long-Term Portion of Leases Payable                          163,936
  Notes Payable                                                116,385
                                                          ------------
        TOTAL LONG-TERM LIABILITIES                        $   808,180
        ---------------------------                        -----------
SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                            $       --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                          --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued 6,300,280  shares;
      and Outstanding 6,117,870 shares                         61,179

  Additional Paid-In Capital                               22,428,757

  Accumulated [Deficit]                                   (11,396,463)
  Unrealized Gain (Loss) on Marketable Securities             (47,998)
                                                       --------------
  Totals                                                 $ 11,045,475
  Deferred Compensation                                       (13,125)
                                                         ------------
    TOTAL SHAREHOLDERS' EQUITY                           $ 11,032,350
    --------------------------                           ------------
  TOTAL LIABILITIES AND
  ---------------------

   SHAREHOLDERS' EQUITY                                  $ 24,948,259
   --------------------                                  ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                            BIO-REFERENCE LABORATORIES, INC.
                            --------------------------------
                                 STATEMENTS OF OPERATIONS
                                 ------------------------
                                       [UNAUDITED]
                                        ---------

                                              Three months ended
                                              ------------------
                                                   January 31,
                                                   ----------
                                     1 9 9 6                      1 9 9 5
                                     -------                      -------
NET REVENUES:                        $8,122,702                   $7,642,420
------------                         ----------                   ----------
COST OF SERVICES:
----------------
    Depreciation                         90,798                       76,776
    Employee Related Expenses         2,099,400                    1,749,254
    Reagents and Lab Supplies         1,092,998                      897,527
    Other Cost of Services            1,141,906                      806,759
                                      ----------                   ----------
      TOTAL COST OF SERVICES         $4,425,102                   $3,530,316
      ----------------------         ----------                   ----------
GROSS PROFIT ON REVENUES             $3,697,600                   $4,112,104
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization      $    154,542                   $  153,767
  Other General and Admin. Expenses     2,604,430                    2,528,861
  Bad Debt Expense                      1,144,108                      987,508
                                       ----------                   ----------
   TOTAL GENERAL AND ADMIN. EXPENSES   $3,903,080                   $3,670,136
   ---------------------------------   ----------                   ----------
  OPERATING INCOME (LOSS)              $ (205,480)                  $  441,968
  -----------------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                     $  203,438                   $  119,146
  Interest Income                         (80,166)                     (42,709)
                                       ----------                   ----------
          TOTAL OTHER EXPENSES - NET   $  123,272                   $   76,437
          --------------------------   ----------                   ----------
INCOME (LOSS) BEFORE TAX               $ (328,752)                  $   365,531
------------------------               -----------                  -----------
  Provision for Income Taxes           $   44,270                   $        --
                                       ----------                   -----------
 NET INCOME (LOSS)                     $ (373,022)                  $   365,531
 -----------------                     ==========                   ===========

 NET INCOME (LOSS) PER SHARE            $    (.06)                   $      .06
 ---------------------------            ==========                   ==========
 WEIGHTED AVERAGE NUMBER OF
 --------------------------
  SHARES OUTSTANDING                    6,091,096                    5,846,013
  ------------------                    =========                    =========

                             BIO-REFERENCE LABORATORIES, INC.
                             --------------------------------
                                 STATEMENTS OF CASH FLOWS
                                 ------------------------
                                       [UNAUDITED]
                                        ---------

                                               Three months ended
                                               ------------------
                                                   January 31,
                                                   -----------
                                           1 9 9 6                      1 9 9 5
                                           -------                      -------
OPERATING ACTIVITIES:
   Net Income (Loss)                       $  (373,022)             $  365,531
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                        4,375                  34,510
    Depreciation and Amortization              245,340                 230,543
     Provision for Bad Debts                 1,144,108                 987,508
   Change in Assets and Liabilities,
    Net of effects from purchase of CML
   (Increase) Decrease in:
     Accounts Receivable                    (1,789,888)            (1,914,879)
     Other Assets                                  401                 (1,580)
     Prepaid Expenses and Other
      Current Assets                           (67,635)              (119,134)
     Deferred Charges and Goodwill            (164,204)              (485,373)
   Increase (Decrease) in:
     Accounts Payable and
        Accrued Liabilities                    (16,418)               510,952
                                           ------------            -----------
           NET CASH - OPERATING ACTIVITIES $(1,164,706)            $ (391,922)
           -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                $ (102,351)             $ (191,287)
   Cash overdraft assumed in connection
     With acquisition                          (3,797)                     --
                                           -----------             ----------
                                             (106,148)               (191,287)


FINANCING ACTIVITIES:
--------------------
   Proceeds from Exercise of Warrants      $       --             $    3,150
   Payments of Long-Term Debt                (631,672)              (106,689)
   Increase in Long-Term Debt                 109,918                405,535
   Payments of Capital Lease Obligations      (58,350)               (56,285)
   Payments of Subordinated Notes Payable      (7,920)               (15,959)
   Increase in Revolving Line of Credit     1,375,035                     --
   Decrease in Restricted Cash                544,646                     --
                                          -----------              ---------
          NET CASH - FINANCING ACTIVITIES $ 1,331,657             $  229,752
          ------------------------------- -----------             ---------
    NET INCREASE (DECREASE) IN CASH       $    60,803             $ (353,457)
    -------------------------------
    CASH AT BEGINNING OF PERIODS              636,246              1,395,973
    ----------------------------         ------------              ---------
    CASH AT END OF PERIODS               $    697,049             $1,042,516
    ----------------------               ============             ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                             $   183,740             $  88,375
     Income Taxes                         $    44,270             $     551

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

In February, 1995, $37,621 of a GenCare related trade accounts payable was settled by conversion of the entire amount into a two year debt agreement.

In April, 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year contract (renewable annually).

In October, 1995, the Company incurred a capital lease obligation in connection with the acquisition of medical equipment.

In December, 1995, the Company issued 4,745 shares of common stock in payment of a $17,198.45 invoice due to a vendor.

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

[2] The results of operations for the three month period ended January 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1995 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

                            Three Months Ended
                                January 31
                           1996             1995
                           ----             ----
                           $6,788,521       $6,407,071

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $2,876,647 at January 31, 1996.

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] At January 31, 1996, the Company had $5,415,000 of restricted cash and certificates of deposit which represents collateral for two demand notes issued pursuant to bank loans and collateral for a capital lease on automobiles.

[8] At January 31, 1996, the Company had $5,860,049 in cash in excess of the federally insured limits, however $5,415,000 this amount represents collateral for demand loans with the same banks.

[9] Effective November 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The effect of the adoption is not material to the financial statements. The Company elected not to restate prior financial statements.

The Company has net operating loss carryforwards at October 31, 1995 of approximately $9,100,000 which begin to expire in 2002. As a result of these carryforwards, the Company has a deferred tax asset of approximately $3,700,000 which has been offset by a valuation account of $3,700,000, resulting in a net deferred asset of $-0-.

[10] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of January 31, 1996, $1,500,000 was paid against the principal on this note. The Company has $1,852,000 in a savings account with this bank restricted as collateral for the loan.

[11] In November, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the seller's obligations under the leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. No goodwill was recognized on this transaction. In addition, the Company entered into a five year employment agreement with a senior marketing representative providing for an annual base salary of $40,000 plus commissions based on sales.

[12] In January, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare'] in a business combination accounted for under the purchase method of accounting. GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 non-escrowed shares issued at the closing was $1,634,073 on such date. The total cost of the acquisition was $1,634,073 which exceeded the fair value of the net assets of GenCare by $2,203,492. The excess is being amortized using the straight-line method over 20 years. In addition, if the specified collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued. In addition, the Company assumed a bank loan in the amount of $293,333. This loan was fully paid in March, 1995. In February, 1995, $37,621 of a GenCare trade accounts payable was settled by conversion of the entire amount into a two year debt agreement.

[13] In March, 1995, the Company consummated a $6,500,000 line of credit with Midlantic Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. In January, 1996, this line of credit was increased to $7,500,000.

[14] In November, 1995, the Company acquired Oncodec Labs, Inc. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the shareholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998. This acquisition was not significant to the Company.

[15] In November, 1995, the Company acquired Community Medical Laboratories ("CML"). All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company.

[16] In April 1994, Town Clinical Laboratory, Ltd. ["TCL"], a clinical testing laboratory with principal offices in Nassau County, New York, filed a complaint in the New York State Supreme Court, Nassau County against the Company and its principal executive officer. The complaint alleges unfair competition and conspiracy between the Company, its principal executive officer and a former TCL employee to destroy TCL's business. The complaint, which contains four causes of action, requests that preliminary and permanent injunctions be issued and further requests actual damages to be determined at trial plus punitive damages in the amount of $2,000,000 in each of the four causes of action. The Company and its principal executive officer have filed an answer denying the material allegations of the complaint and requesting judgment dismissing TCL's complaint. In accordance with the terms of a settlement which was reached in December 1995, the Company will pay $30,000 to the former shareholders of TCL.

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

Item 2.                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                            -------------------------------------
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ------------------------------------------------
                                     RESULTS OF OPERATIONS
                                     ---------------------

NET REVENUES:
------------
Net revenues for the three month period ended January 31, 1996 were $8,122,702, as compared to $7,642,420 for the previous period ended January 31, 1995; this represents a 6% increase in net revenues. However, due to record snowfalls in the New York metropolitan area and based on volume on non-weather affected days; management estimates that net revenues would have been $800,000 greater if the northeast had not experienced such severe weather.

The number of patients serviced during the period ended January 31, 1996 was 159,370, which was an increase of 16% over the prior comparable period, despite the severe weather. Net revenue per patient decreased during the quarter ended January 31, 1996 to $50.90 as compared to our net revenue per patient of $55.65 for the prior comparable quarter, a decrease in net revenue per patient of 8% due to a reduction in reimbursement levels from third party payors. Management can not project if these decreases will continue, or if they do, at what rate.

COST OF SALES:
-------------

Cost of Services increased from $3,530,316 for the three month period ended January 31, 1995 to $4,425,102 for the quarter ended January 31, 1996. This represents a 25% increase in direct operating costs. Employee related expenses increased 20% and was caused primarily by an increase to staff of twenty-six employees. This increase to staff was caused by additional business which was anticipated in the first quarter of 1996 and was negatively impacted by the weather. Reagents and laboratory supplies increased by 22% over the prior comparable period. This cost component is patient volume related and would have been more in line with the overall increase in sales had it not been for an inventory utilization adjustment of approximately $56,000. Other cost of services increased 42% and was caused by two factors; one being an increase of nine drivers and their associated vehicles and other operating expenses relating thereto and the other one being an increase in reference laboratory billing of 73%. Management has taken steps to reduce its reference laboratory billing by doing more tests in-house and by re-negotiating the fees it pays. However, driver related expenses were directly impacted by the severe weather.

Gross profits on net revenues decreased from $4,112,104 for the period ended January 31, 1995 to $3,697,600 for the three month period ended January 31, 1996; a decrease of 10%. This decrease resulted from the 25% increase in
direct expenses, while net revenues increased only 6%.   The Company
believes this decrease resulted from the adverse effect on revenues due to severe winter weather in the period ended January 31, 1996 and a decrease in net revenue per patient.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending January 31, 1996 were $3,903,080 as compared to $3,670,136 for the quarter ending January 31, 1995, an increase of $232,944 or 6%, which is in line with the 6% increase in net revenues.

INTEREST EXPENSE:
----------------
Interest expense increased from $119,146 during the three month period ending January 31, 1995 as compared to $203,438 during the three month period ending January 31, 1996 and is reflexive of the Company's increase in asset based borrowing.

INCOME (LOSS):
-------------
The Company had a net loss of $373,022 for the three months ended January 31, 1996 as compared to net income of $365,531 for the three months ended January 31, 1995. Management believes the net loss of $373,022 for the period ended January 31, 1996 was attributable to the extreme winter weather and record snow fall that the Northeast experienced during December and January. If not for the severe winter weather, the Company believes it would have shown a significant profit despite the average decrease in net revenue per patient of approximately 8%.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of January 31, 1996 was $3,809,710 as compared to $4,551,855 at October 31, 1995 an decrease of $742,145 during the three month period.

The Company increased its cash position by approximately $ 60,800 during the current quarter. The Company utilized $1,164,706 in cash for operating activities. To offset this use of cash the Company borrowed $1,375,035 in short-term debt and $109,918 in long-term debt and repaid approximately $697,642 in existing debt.

The capital spending requirements for the Company during 1996 is expected not to exceed $550,000. To date, approximately $102,400 has been spent on capital improvements.

The Company had current liabilities of $13,107,729 at January 31, 1996. The three largest items in this category are notes payable of $6,766,331, current portion of long-term debt of $2,363,620 and accounts payable of $1,934,779.

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

Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

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

In December 1994, the American Institute of Certified Public Accountants issued Statement of Position [SOP] 94-6, "Disclosure of Certain Significant Risks and Uncertainties," the provisions of which are effective for financial statements issued for fiscal years ending after December 15, 1995. In general, SOP 94-6 requires disclosures about the nature of a company's operations and the use of estimates in the preparation of financial statements. The Company does not anticipate a significant expansion of its financial statement note disclosure as a result of SOP 94-6.
                                          PART II
Item 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
No reports on Form 8-K have been filed during the quarter ended January 31, 1996.

                                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)



/S/ Marc D. Grodman, M.D.
--------------------------------------------------
Marc D. Grodman, M.D.
President




/S/ Sam Singer
-------------------------------------------------------
Sam Singer
Chief Financial and Accounting Officer




Date: March 14, 1996