Form 10QSB
period 1996-04-30
BIO REFERENCE LABORATORIES INC
filed 1996-06-14
CIK 792641

FORM 10-QSB

                           SECURITIES AND EXCHANGE COMMISSION
                                  Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT
     OF 1934.

For the quarterly period ended April 30, 1996
                               --------------
                                             AND

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                 to

                               ---------------    ---------------

Commission File Number  0-15266
                        -------
                                BIO-REFERENCE LABORATORIES, INC.


                  (Exact name of registrant as specified in its charter)
          NEW JERSEY                                  22-2405059
- -------------------------------             -------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                 07407
- -----------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)
(201) 791-2600
- --------------

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
                              APPLICABLE ONLY TO CORPORATE
                                        ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,117,870 ($.01 par value) at June 1, 1996.

                          BIO-REFERENCE, LABORATORIES, INC.
                          ---------------------------------
                                     FORM 10-QSB
                                     -----------
                                    APRIL, 30 1996
                                    --------------



                                      I N D E X
                                      ---------



                                                                      Page


PART I.   FINANCIAL INFORMATION

Item 1. Financial Statements
        Balance Sheet as of April 30, 1996 (unaudited)                 1

        Statements of Operations for the
           three months and six months ended April 30, 1996
           and April 30, 1995 (unaudited)                              3

        Statements of Cash Flows for the
           six months ended April 30, 1996 and April 30,
           1995 (unaudited)                                            4

        Notes to financial statements                                  6



Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7


PART II.   OTHER INFORMATION                                          10

Item 6. Exhibits and Reports on Form 8-K                              10

Signatures                                                            11

                          BIO-REFERENCE LABORATORIES, INC.
                          --------------------------------
                                    BALANCE SHEET
                                    -------------
                                As of April 30, 1996
                                --------------------
                                     (Unaudited)
                                     -----------
                                       ASSETS
                                       ------

CURRENT ASSETS:
- --------------
  Cash                                          $ 1,435,238
  Cash- Restricted                                1,352,000
  Accounts Receivable (Net)                      10,096,984
  Inventory                                         435,104
  Other Current Assets                              343,878
  Certificates of Deposit                           180,000
  Certificates of Deposit- Restricted             3,500,000
                                               ------------
    TOTAL CURRENT ASSETS                       $ 17,343,204
    --------------------                       ------------
  PROPERTY, PLANT AND EQUIPMENT                   2,330,596
  -----------------------------
LESS:  Accumulated Depreciation                   1,119,994
- ----                                            -----------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                     $ 1,210,602
  -------------------------                     -----------
OTHER ASSETS:
- ------------
   Due from Related Party                     $     245,518
   Deposits                                         248,745
   Goodwill (Net of Accumulated
    Amortization of $947,527)                     3,233,343
   Deferred Charges (Net of Accumulated
    Amortization of $1,219,284)                   2,439,190
   Other Assets                                     280,604
                                                 ----------
   TOTAL OTHER ASSETS                         $   6,447,400
   ------------------                         -------------
   TOTAL ASSETS                               $  25,001,206
   ------------                               =============

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.
                          --------------------------------
                                    BALANCE SHEET
                                    -------------
                                As of April 30, 1996
                                --------------------
                                     (Unaudited)
                                     -----------

                   LIABILITIES AND SHAREHOLDERS' EQUITY [DEFICIT]
                   ----------------------------------------------




CURRENT LIABILITIES:
- -------------------
  Accounts Payable                             $ 2,079,763
  Salaries and Commissions Payable                 865,950
  Accrued Expenses                                 425,090
  Current Portion of Long-Term Debt              1,778,409
  Current Portion of Leases Payable                209,651
  Current Portion of Subordinated Notes            127,444
  Note Payable                                   7,286,085
  Taxes Payable                                    164,584
                                               -----------
    TOTAL CURRENT LIABILITIES                  $12,936,976
    -------------------------                  -----------
LONG-TERM LIABILITIES:
- ---------------------
  Long-Term Portion of Long-Term Debt             339,308
  Long-Term Portion of Leases Payable             103,970
  Long-Term Portion of Subordinated Notes         116,385
                                              -----------
        TOTAL LONG-TERM LIABILITIES           $   559,663
        ---------------------------            -----------
SHAREHOLDERS' EQUITY:
- --------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                               $        --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares              --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued 6,300,280. shares and Outstanding
      6,117,870 shares                             61,179

  Additional Paid-In Capital                   22,428,757

  Accumulated [Deficit]                       (10,976,619)
                                              ------------
  Totals                                      $11,513,317
  Deferred Compensation                            (8,750)
                                              ------------
    TOTAL SHAREHOLDERS' EQUITY                $11,504,567
    --------------------------                -----------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $25,001,206
   --------------------                       ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                         BIO-REFERENCE LABORATORIES, INC.
                         --------------------------------
                             STATEMENTS OF OPERATIONS
                             ------------------------
                                   [UNAUDITED]
                                    ---------

                               Three months ended       Six months ended
                               ------------------       ----------------
                                   April 30                 April 30
                                   --------                 --------
                           1 9 9 6      1 9 9 5       1 9 9 6      1 9 9 5
                           -------      -------      -------       -------
NET REVENUES:              $8,861,569   $7,690,359    $16,984,271  $15,332,779
- ------------               ----------    ---------    -----------   -----------
COST OF SERVICES:
- ----------------
    Depreciation           $   91,289   $   81,978     $  182,087   $  158,754
    Employee Related
      Expenses              2,133,413    1,767,207      4,232,813    3,516,461
    Reagents and
      Lab Supplies          1,045,180      850,053      2,138,177    1,747,580
    Other Cost of Services  1,155,110      967,090      2,297,016    1,773,849
                           ----------   ----------     ----------    ---------
   TOTAL COST OF SERVICES  $4,424,992   $3,666,328     $8,850,093   $7,196,644
   ----------------------  ----------   ----------     ----------   ----------
GROSS PROFIT ON REVENUES   $4,436,577   $4,024,031     $8,134,178   $8,136,135
- ------------------------
General and
  Administrative Expenses:
- --------------------------
  Depreciation and
     Amortization         $  157,086    $  172,940     $  311,628   $  326,707
  Other General and
    Admin. Expenses        2,712,748     2,447,077      5,317,177    4,975,938
  Bad Debt Expense           984,924       940,803      2,129,033    1,928,311
                          ----------    ----------     ----------    ----------
  TOTAL GENERAL AND
    ADMIN. EXPENSES       $3,854,758    $3,560,820     $7,757,838   $7,230,956
  -----------------       ----------    ----------     ----------   ----------
  OPERATING INCOME        $  581,819    $  463,211     $  376,340   $  905,179
  ----------------
OTHER (INCOME) EXPENSES:
- -----------------------
  Interest Expense         $ 185,931     $ 143,052    $  389,369     $ 262,197
  Interest Income            (71,193)      (63,189)     (151,358)     (105,898)
                            --------     ---------      ----------   ----------
TOTAL OTHER EXPENSES
  - NET                    $ 114,738     $  79,863    $  238,011     $ 156,299
- -------------------        ---------     ---------    ----------     ---------
INCOME BEFORE TAX          $ 467,081     $ 383,348    $  138,329     $ 748,880
- ------------------------
  Provision for Income
     Taxes                    47,237            --        91,507            --
                           ---------     ---------     ---------     ---------
NET INCOME                 $ 419,844     $ 383,348    $   46,822     $ 748,880
- -----------------          =========     =========    ==========     =========
 NET INCOME
   PER SHARE               $     .07     $     .06    $      .01     $     .12
 -----------------         =========     =========     ==========    =========
  WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING  6,094,259     6,057,514      6,092,677    5,951,763
  -----------------------  =========     =========      =========    =========

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.
                          --------------------------------
                              STATEMENTS OF CASH FLOWS
                              ------------------------
                                     [UNAUDITED]
                                      ---------

                                                    Six months ended
                                                        April 30,
                                                        --------
                                               1 9 9 6              1 9 9 5
                                               -------              -------
OPERATING ACTIVITIES:
- --------------------
   Net Income                                 $    46,822          $   748,880
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
          Deferred Compensation                     8,750               38,885
    Depreciation and Amortization                 493,715              485,461
    Provision for Bad Debts                     2,129,033            1,928,311
    Gain on Sale of Marketable Securities          (9,274)                  --
    Write-down of Impaired Assets                  29,458                   --
   Change in Assets and Liabilities, net of
       effects of acquisitions
   (Increase) Decrease in:
     Accounts Receivable                       (3,592,880)          (3,629,494)
     Other Assets                                  39,855               26,279
     Prepaid Expenses and Other Current Assets    109,868             (223,080)
     Deferred Charges and Goodwill                182,954)            (506,089)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities    (199,928)             374,165
                                             ------------          -----------
           NET CASH - OPERATING ACTIVITIES    $(1,127,535)         $  (756,682)
           -------------------------------
INVESTING ACTIVITIES:
- --------------------
   Acquisition of Equipment and
     Leasehold Improvements                   $  (191,325)         $  (264,835)
   Cash overdraft assumed in connection
     with acquisition                              (3,797)                  --
   Investment in Certificate of Deposit           (77,350)                  --
                                              -----------          -----------
                                              $  (272,472)         $  (264,835)

FINANCING ACTIVITIES:
- --------------------
   Proceeds from Exercise of Warrants         $        --          $     3,150
   Proceeds from Sales of
      Marketable Securities                       501,893                   --
   Payments of Long-Term Debt                  (1,251,307)          (1,501,243)
   Increase in Long-Term Debt                     109,918              451,513
   Payments of Capital Lease Obligations         (156,020)            (122,493)
   Payments of Subordinated Notes Payable          (7,920)             (25,039)
   (Increase) Decrease in Restricted Cash       1,107,646           (2,500,000)
   Increase in Revolving Line of Credit         1,894,789            3,707,000
                                              -----------          -----------
          NET CASH - FINANCING ACTIVITIES     $ 2,198,999          $    12,888
          -------------------------------     -----------          -----------
    NET INCREASE (DECREASE) IN CASH           $   798,992          $(1,008,629)
    -------------------------------
    CASH AT BEGINNING OF PERIODS                  636,246            1,395,973
    ----------------------------              -----------          -----------
    CASH AT END OF PERIODS                    $ 1,435,238          $   387,344
    ----------------------                    ===========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- -------------------------------------------------
   Cash paid during the period for:
     Interest                                $    387,018         $    181,002
     Income Taxes                            $     91,507         $        901

The Accompanying Notes are an Integral Part of These Financial Statements.


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
- --------------------------------------------------------------------
In December, 1994, the Company incurred capital lease obligations of $13,713 in connection with the acquisition of office furniture and $12,130 in connection with the acquisition of leasehold improvements.

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

[2] The results of operations for the six month period ended April 30, 1996 are not necessarily indicative of the results to be expected for the entire year.

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


                     Three Months Ended               Six Months Ended
                          April 30                        April 30
                 1996              1995              1996        1995
                 ----              ----              ----        ----
                $8,340,329         $ 6,140,452       $15,128,850  $ 11,530,708
</TABLE.

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $3,658,184 at April 30, 1996.


[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] At April 30, 1996, the Company had $4,852,000 of restricted cash which represents collateral for two demand notes issued pursuant to bank loans.

[8] At April 30, 1996, the Company had $5,746,203 in cash in excess of the federally insured limits, however $4,852,000 of this amount represents collateral for demand loans with the same banks.

[9] Effective November 1, 1993, the Company adopted FAS 109 "Accounting for
Income Taxes." The effect of the adoption is not material to the financial statements. The Company elected not to restate prior financial statements.

The Company had net operating loss carryforwards at October 31, 1995 of approximately $9,100,000 which begin to expire in 2002. As a result of these carryforwards, the Company has a deferred tax asset of approximately $3,700,000 which has been offset by a valuation account of $3,700,000, resulting in a net deferred asset of $-0-.

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

[14] In November, 1995, the Company acquired Oncodec Labs, Inc. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional
30,000 shares will be issued contingent upon receipts obtained through December
31, 1998.  This acquisition was not significant to the Company.

[15] In November, 1995, the Company acquired Community Medical Laboratories
("CML"). All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, certain CML noteholders delivered CML promissory notes totaling an aggregate
$399,958 in indebtedness including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company.

[16] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On a quarterly basis, management evaluates whether the carrying value of these intangible assets has become impaired.
This evaluation is done by comparing the carrying value of these intangible assets to the value of projected discounted net cash flow from related operations. Impairment is recognized if the carrying value of these intangible assets is greater than the projected discounted net cash flow from related operations. In the quarter ended April 30, 1996, certain intangible assets were deemed to be impaired. As a result, a charge of $29,458 was recorded for the write-down of this asset.

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

[18] The following subsequent event occurred after April 30, 1996, but prior to the submission of the 10-QSB.

In May, 1996, the Company acquired certain assets and rights of Advanced
Medical Laboratory, Inc. () for a maximum amount of $612,000, of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three-year period. AML had revenues of approximately $900,000 in the most recent fiscal year.


Item 2.

                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                            ------------------------------------
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      ------------------------------------------------
                                     RESULTS OF OPERATIONS
                                     ---------------------
                  COMPARISON OF SECOND QUARTER 1996 VS SECOND QUARTER 1995
                  --------------------------------------------------------
NET REVENUES:
- ------------
Net Revenues for the three month period ended April 30, 1996 were $8,861,569 as compared to $7,690,359 for the prior period ended April 30, 1995; this represents a 15% increase in net revenues.  The number of patients processed during the period ended April 30, 1996 increased 22% over the prior comparable quarter.  However, net revenue per patient decreased from $52.94 for the period ended April 30, 1995 to $50.06 for the period ended April 30, 1996. This represents a 5% reduction in reimbursement levels from third party payors.
Management cannot project if these decreases will continue, or if they do, at what rate.

COST OF SALES:
- -------------
Cost of services increased from $3,666,328 for the quarter ended April 30, 1995 to $4,424,992 for the period ended April 30, 1996.  This represents a 21%
increase in direct operating costs.  Employee related expenses increased by
21%.   Staff increased by 22 employees during this period.  Reagents and laboratory supplies increased 23% over the prior comparable period.  This cost component increased in tandem with the increase in the number of patients processed, as expected.  Other cost of services increased 19%, which is down from the rate of increase experienced during the first quarter of this fiscal year of 42%.

Gross profits on net revenues increased from $4,024,031 for the period ended
April 30, 1995 to $4,436,577  for the three month period ended April 30, 1996;
an increase of 10%.  This increase was caused by an increase in net revenues.
The Company's gross profit margin decreased to 50% for the three month period ended April 30, 1996 compared to 52% for the three month period ended April 30, 1995. This decrease in gross profit margin resulted from an increase in net revenues of 15% while direct costs increased by 21%.

GENERAL AND ADMINISTRATIVE EXPENSES:
- -----------------------------------
General and administrative expenses for the three month period ending April 30,
1996 were $3,854,758 as compared to $3,560,820 for the quarter ending April 30,
1995, an increase of $293,938 or 8%.  This increase is favorable in respect to the 15% increase in net revenues.

INTEREST EXPENSE:
- ----------------
Interest expense increased from $143,052 during the three month period ending
April 30, 1995 as compared to $185,931 during the three month period ending
April 30, 1996 and is due to the Companys increase in asset based borrowing.

INCOME:
- ------
The Company had net income of $46,822 for the six months ended April 30, 1996 as compared to net income of $748,880 for the six months ended April 30, 1995 a decrease of $702,058.  Management believes the relatively small income of
$46,822 for the period ended April 30, 1996 was attributable to the extreme winter weather and record snowfall that the Northeast experienced during
December, January and February.  If not for the severe winter weather, the
Company believes it would have shown a significant profit despite the average decrease in net revenue per patient of approximately 7%.

LIQUIDITY AND CAPITAL RESOURCES:
- -------------------------------

Working capital as of April 30, 1996 was $4,406,228 as compared to $4,551,855 at October 31, 1995 a decrease of $145,627 during the six month period. The
Company increased its cash position by approximately $799,000 during the current quarter. The Company utilized $1,127,535 in cash for operating activities. To offset this use of cash the Company raised $109,918 in long-term debt, $1,894,789 in credit line borrowings and sold $501,893 in marketable securities and repaid approximately $1,415,247 in existing debt.
The capital spending requirements for the Company during 1995 is expected not to exceed $550,000. To date, approximately $191,325 has been spent on capital improvements.

The Company had current liabilities of $12,936,976 at April 30, 1996. The three largest items in this category are note payable of $7,286,085, accounts payable of $2,079,763 and current portion of long-term debt of $1,778,409.

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

Impact of Inflation
- -------------------
To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
- --------------------------------
The Financial Accounting Standards Board ["FASB"] issued Statement of Financial
Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995
and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," in May
1993.  SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.  SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995.
SFAS No. 114 establishes accounting standards for the impairment of certain loans.  SFAS No. 114 applies to financial statements for fiscal years beginning after December 15, 1994.  Adoption of SFAS No. 121 and SFAS No. 114 is not
expected to have a material impact on the Company's financial statements.

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

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------
No reports on Form 8-K have been filed during the quarter ended April 30, 1996.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)



/S/ Marc D. Grodman
- -------------------
Marc D. Grodman, M.D.
President

/S/ Sam Singer
- --------------
Sam Singer
Chief Financial and Accounting Officer


Date:  June 14, 1996
