Form 10QSB
period 1996-07-31
BIO REFERENCE LABORATORIES INC
filed 1996-09-12
CIK 792641

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1996
                               -------------
                                       AND

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number  0-15266
                        -------
                        BIO-REFERENCE LABORATORIES, INC.

             (Exact name of registrant as specified in its charter)
          NEW JERSEY                                   22-2405059
- -------------------------------         ----------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                            07407
- ------------------------------------------                       ---------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)            (201) 791-2600
                                                           ---------------------



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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,094,259 ($.01 par value) at September 11, 1996.

                        BIO-REFERENCE, LABORATORIES, INC.
                        ---------------------------------
                                   FORM 10-QSB
                                  -----------
                                 JULY 31,  1996




                                    I N D E X
                                    ---------

                                                            Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheet as of July 31, 1996 (unaudited)               1

          Statements of Operations for the
           three months and nine months ended July 31, 1996
           and July 31, 1995(unaudited)                               3

          Statements of Cash Flows for the
           nine months ended July 31, 1996 and July 31,
           1995 (unaudited)                                           4

          Notes to financial statements                               6



   Item 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    7


PART II.   OTHER INFORMATION                                          10

   Item 1.     Legal Proceedings                                      10

   Item 6.     Exhibits and Reports on Form 8-K                       10

   Signatures                                                         10

                                                  BIO-REFERENCE LABORATORIES, INC.
                                                  --------------------------------
                                                            BALANCE SHEET
                                                            -------------
                                                         As of July 31, 1996
                                                         -------------------
                                                             (Unaudited)
                                                             -----------
                                                               ASSETS
                                                               ------


CURRENT ASSETS:
- --------------
  Cash                                                              $ 1,340,790
  Cash - Restricted                                                     852,000
  Accounts Receivable (Net)                                          11,005,916
  Inventory                                                             449,952
  Other Current Assets                                                  441,738
  Certificates of Deposit - Restricted                                3,680,000
                                                                      ---------
      TOTAL CURRENT ASSETS                                          $17,770,396
      --------------------
  PROPERTY, PLANT AND EQUIPMENT                                     $ 2,543,929
  -----------------------------
LESS:  Accumulated Depreciation                                       1,171,143
- ----
  TOTAL PROPERTY,
  --------------
  PLANT AND EQUIPMENT - NET                                         $ 1,372,786
  -------------------------
OTHER ASSETS:
- ------------
   Due from Related Party                                           $   239,318
   Deposits                                                             246,445
   Goodwill (Net of Accumulated
    Amortization of $999,787)                                         3,181,083
   Deferred Charges (Net of Accumulated
     Amortization of $1,316,979)                                      4,302,395
   Other Assets                                                         313,320
                                                                    -----------
   TOTAL OTHER ASSETS                                               $ 8,282,561
   ------------------                                               -----------
   TOTAL ASSETS                                                     $27,425,743
                                                                    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                                  BIO-REFERENCE LABORATORIES, INC.
                                                  --------------------------------
                                                            BALANCE SHEET
                                                            -------------
                                                         As of July 31, 1996
                                                         -------------------
                                                             (Unaudited)
                                                             -----------
                                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                                                  $ 2,154,165
  Salaries and Commissions Payable                                      950,966
  Accrued Expenses                                                      400,405
  Current Portion of Long-Term Debt                                   1,644,483
  Current Portion of Leases Payable                                     197,280
  Current Portion of Subordinated Notes                                 127,444
  Note Payable                                                        8,197,296
  Taxes Payable                                                         142,189
                                                                    -----------
    TOTAL CURRENT LIABILITIES                                       $13,814,228
    -------------------------                                       -----------
LONG-TERM LIABILITIES:
- ---------------------
  Long-Term Portion of Long-Term Debt                               $ 1,629,324
  Long-Term Portion of Leases Payable                                    76,445
  Long-Term Portion of Subordinated Notes                               116,385
                                                                    -----------
        TOTAL LONG-TERM LIABILITIES                                 $ 1,822,154
        ---------------------------
SHAREHOLDERS' EQUITY:
- --------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                     $        --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                                    --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued 6,300,280 shares (including
    206,021 shares held in escrow) and
    Outstanding 6,094,259 shares                                         61,179

  Additional Paid-In Capital                                         22,428,757

  Accumulated [Deficit]                                             (10,696,200)
                                                                    -----------
  Totals                                                            $11,793,736
  Deferred Compensation                                                  (4,375)
                                                                    -----------
    TOTAL SHAREHOLDERS' EQUITY                                      $11,789,361
    --------------------------                                      -----------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                                             $27,425,743
   --------------------                                             ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                       BIO-REFERENCE LABORATORIES, INC.
                                       --------------------------------
                                           STATEMENTS OF OPERATIONS
                                           ------------------------
                                                 [UNAUDITED]
                                                  ---------
                                                  Three months ended            Nine months ended
                                                  ------------------            -----------------
                                                        July 31,                     July 31,
                                                        -------                      -------
                                                    1 9 9 6       1 9 9 5         1 9 9 6      1 9 9 5
                                                    -------       -------         -------      -------
NET REVENUES:                                     $8,928,529     $8,062,709     $25,912,800    $23,395,488
- ------------                                      ----------     ----------     -----------    -----------
COST OF SERVICES:
- ----------------
  Depreciation                                    $   94,292     $   84,956     $   276,379    $   243,710
  Employee Related Expenses                        2,154,055      1,825,548       6,386,869      5,342,009
  Reagents and Lab Supplies                        1,131,878        944,070       3,270,054      2,691,650
  Other Cost of Services                           1,239,405      1,043,450       3,536,421      2,817,299
                                                  ----------     ----------     -----------    -----------
      TOTAL COST OF SERVICES                      $4,619,630     $3,898,024     $13,469,723    $11,094,668
      ----------------------                      ----------     ----------     -----------    -----------
GROSS PROFIT ON REVENUES                          $4,308,899     $4,164,685     $12,443,077    $12,300,820
- ------------------------
General and Administrative Expenses:
- -----------------------------------
  Depreciation and Amortization                   $  156,485     $  174,388     $  468,113         501,095
  Other General and Admin. Expenses                2,642,664      2,536,516      8,002,847       7,512,454
  Bad Debt Expense                                 1,032,021      1,017,793      3,161,054       2,946,104
                                                  ----------     ----------     ----------     -----------
      TOTAL GENERAL AND ADMIN. EXPENSES           $3,831,170     $3,728,697     $11,632,014    $10,959,653
      ---------------------------------           ----------     ----------     ----------     -----------
  OPERATING INCOME                                $  477,729     $  435,988     $   811,063    $ 1,341,167
  ----------------
OTHER (INCOME) EXPENSES:
- -----------------------
  Interest Expense                                $ 201,501      $ 178,424      $   590,870     $  440,621
  Interest Income                                   (69,890)       (83,545)        (221,248)      (189,443)
                                                  ----------     ----------     ----------     -----------
          TOTAL OTHER EXPENSES - NET              $ 131,611      $   94,879     $   369,622    $   251,178
          --------------------------              ----------     ----------     ----------     -----------
NET INCOME BEFORE TAX                             $ 346,118      $  341,109     $   441,441    $ 1,089,989
- ---------------------
  Provision for Income Taxes                              --              --         48,501            --
                                                  ----------     ----------     ----------     -----------
NET INCOME BEFORE EXTRAORDINARY ITEM              $ 346,118      $   341,109    $   392,940    $ 1,089,989
- ------------------------------------
  Extraordinary Item - Expense related to
       Dianon acquisition                           (65,700)              --        (65,700)            --
                                                  ----------     ----------     ----------     -----------
NET INCOME AFTER EXTRAORDINARY ITEM               $ 280,418      $   341,109    $   327,240    $ 1,089,989
- -----------------------------------               =========      ===========    ===========    ===========
 NET INCOME PER SHARE BEFORE EXTRAORDINARY ITEM   $     .06      $      .05     $       .06    $      .18
 ----------------------------------------------   =========      ==========     ===========    ==========
 NET INCOME PER SHARE AFTER EXTRAORDINARY ITEM    $     .05      $      .05     $       .05    $      .18
 ---------------------------------------------    =========      ==========     ===========    ==========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,094,259      6,068,848      6,093,205      5,990,791
 ---------------------------------------------    ==========     ==========     ==========     ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                                  BIO-REFERENCE LABORATORIES, INC.
                                                  --------------------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             [UNAUDITED]
                                                              ---------
                                                       Nine months ended
                                                       -----------------
                                                           July 31,
                                                    1 9 9 6        1 9 9 5
                                                    -------        -------
OPERATING ACTIVITIES:
- --------------------
   Net Income                                     $   327,240    $ 1,089,989
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                              13,125         43,260
    Depreciation and Amortization                     744,492        744,805
     Provision for Bad Debts                        3,161,054      2,946,104
     Gain on Sale of Marketable Securities             (9,274)            --
     Write-down of Impaired Assets                     29,458                            --
     Amortized expenses related to
       Dianon Acquisition                              65,700             --
   Change in Assets and Liabilities, net of
       effects of acquisitions
   (Increase) Decrease in:
     Accounts Receivable                           (5,533,833)    (4,811,833)
     Other Assets                                     (35,556)        28,392
     Prepaid Expenses and Other Current Assets         48,355       (430,934)
     Deferred Charges and Goodwill                 (2,167,606)      (600,616)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities         (87,589)        84,629
                                                  ------------   -----------
           NET CASH - OPERATING ACTIVITIES        $(3,444,434)   $  (906,204)
           -------------------------------
INVESTING ACTIVITIES:
- --------------------
   Acquisition of Equipment and
     Leasehold Improvements                       $  (481,365)   $  (326,779)
   Cash overdraft assumed in
     connection with acquisition                       (3,797)      (479,335)
   Investment in Certificate of Deposit               102,650             --
                                                  ------------   -----------
           NET CASH - INVESTING ACTIVITIES        $  (382,512)   $  (806,114)
           -------------------------------

FINANCING ACTIVITIES:
- --------------------
   Proceeds from Exercise of Warrants                      --                  18,150
   Proceeds from Sales of Marketable Securities       501,893
   Payments of Long-Term Debt                      (1,930,457)    (2,097,313)
   Increase in Long-Term Debt                       1,945,148        453,077
   Payments of Capital Lease Obligations             (210,820)      (190,511)
   Payments of Subordinated Notes Payable              (7,920)       (37,039)
   (Increase) Decrease in Restricted Cash           1,427,646     (1,962,168)
   Increase in Revolving Line of Credit             2,806,000      4,914,766
                                                  ------------   -----------
          NET CASH - FINANCING ACTIVITIES         $ 4,531,490    $ 1,098,962
          -------------------------------         ------------   -----------
    NET INCREASE (DECREASE) IN CASH               $   704,544    $  (613,356)
    -------------------------------
    CASH AT BEGINNING OF PERIODS                      636,246      1,395,973
    ----------------------------                  ------------   -----------
    CASH AT END OF PERIODS                        $ 1,340,790    $   782,617
    ----------------------                        ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
- -------------------------------------------------
   Cash paid during the period for:
     Interest                                     $   572,908    $   348,517
     Income Taxes                                 $    48,501    $    49,882

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


The Accompanying Notes are an Integral part of these Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary in order to make the interim financials not misleading.

[2] The results of operations for the nine month period ended July 31, 1996 are not necessarily indicative of the results to be expected for the entire year.

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

                    Three Months Ended            Nine Months Ended
                                         July 31
                      1996            1995            1996         1995
                      ----            ----            ----         ----
                    $8,340,479     $6,407,071     $23,469,329    $17,937,778

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $4,280,085 at July 31, 1996

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] At July 31, 1996, the Company had $ 4,532,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[8] At July 31, 1996, the Company had $5,466,540 in cash in excess of the federally insured limits, however $4,532,000 of this amount represents collateral for demand loans with the same banks.

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

[10] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of July 31, 1996, $2,500,000 was paid against the principal on this note. The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.

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

[13] In March, 1995, the Company consummated a $6,500,000 line of credit with PNC Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. In July, 1996, this line of credit was increased to $9,000,000.

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

[18] In May, 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. (AML) for a maximum amount of $612,000, of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three-year period. AML had revenues of approximately $900,000 in the most recent fiscal year. This acquisition was not significant to the Company.

[19] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. (SBCL) of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 downpayment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with Midlantic Bank, N.A. The Company estimates that $3,600,000 in annual revenues could be generated by this acquisition.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      -------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                              RESULTS OF OPERATIONS
                              ---------------------
             COMPARISON OF THIRD QUARTER 1995 VS THIRD QUARTER 1994
             ------------------------------------------------------
NET REVENUES:
- ------------
Net Revenues for the three month period ended July 31, 1996 were $8,928,529 as compared to $8,062,709 for the prior period ended July 31, 1995; this represents an 11% increase in net revenues. The number of patients processed during the quarter ended July 31, 1996 increased 19% over the prior comparable period. However, net revenue per patient decreased from $52.66 for the period ended July 31, 1996 to $48.99 for the period ended July 31, 1996. This represents a 7% reduction in reimbursement levels. The Company processed 182,245 patients during the quarter ended July 31, 1996 and estimates lost revenues of approximately $668,800 due to the reduction of reimbursement levels from the third quarter of 1995. Management cannot project if these decreases will continue or if they do, at what rate. During the current quarter, the Company acquired certain assets, rights and associated goodwill including the Customer List related to SmithKline Beecham Clinical Laboratories, Inc.'s
(SBCL) Renal Dialysis Testing Business. While no revenues were generated by this acquisition during this period and only minimal revenues are expected to be realized in the final quarter of this year; Management believes, but cannot assure, that approximately $900,000 in revenues can be generated on a quarterly basis.

COST OF SERVICES:
- ----------------
Cost of services increased from $3,898,024 for the three month period ended July 31, 1995 to $4,619,630 for comparable three month period ended July 31, 1996. This represents 19% increase in direct expenses. Employee related expenses increased by 18%. Staff increased by 45 employees during this period. Reagents and laboratory supplies increased 18% over the comparable period.
This cost component, as expected, increased in tandem with the number of patients processed. Other costs of services increased 19% over the prior comparable period. This component of direct costs increased primarily due to a 33% increase in pick-up and delivery expenses. Staff increased by 13 employees along with an associated increase in the size of our fleet of pick-up vehicles.

Gross profits on net revenues increased from $4,164,285 for the period ended July 31, 1995 to $4,308,899 for the three month period ended July 31, 1996; an increase of 3%. The Company's gross profit margin decreased to 48% for the three month period ended July 31, 1996 compared to 52% for the three month period ended July 31, 1995. This decrease in gross profit margin resulted from an increase in net revenues of 11%, which was impacted by a 7% reduction in reimbursement levels, while direct costs increased by 19%.

GENERAL AND ADMINISTRATIVE EXPENSES:
- -----------------------------------
General and administrative expenses for the three month period ending July 31, 1996 were $3,896,870 as compared to $3,831,170 for the quarter ending July 31, 1996, an increase of $102,473 (3%). This increase is favorable in respect to the 11% increase in net revenues.

INTEREST EXPENSE:
- ----------------
Interest expense increased from $178,424 during the three month period ending July 31, 1995 to $201,501 for the three month period ending July 31, 1996 and is due to the Company's increase in asset based borrowings and equipment leases.

INCOME:
- ------
The Company had net income before the extraordinary item of $346,118 for the quarter ended July 31, 1996 as compared to $341,109 for the quarter ended July 31, 1995, an increase of $5,009. The Company took a one-time charge against earnings of $65,700 for the expenses incurred in connection with the attempted acquisition of Dianon Systems.

                  NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

NET REVENUES:
- ------------
Net revenues for the nine month period ended July 31, 1996 were $25,912,800 as compared to $23,395,488 for the prior comparable period ended July 31, 1995; this represents an 11% increase in net revenues. However, due to record snowfalls in the New York metropolitan area and based on volume on non-weather affected days; management estimates net revenues would have been $800,000 greater if the Northwest had not experienced such severe weather. The laboratory's patient count for the nine month period ending July 31, 1996 increased by 19% over the same period in 1995. Net revenues per patient decreased from $53.68 for the period ending July 31, 1995 to $49.96 for the period ending July 31, 1996. This represents a 7% reduction in reimbursement levels. The Company processed $518,629 patients during the period ended July 31, 1996 and estimates lost revenues of approximately $1,929,300 due to the reduction of reimbursement levels. Management cannot project if these decreases will continue, or if they do, at what rate. During the latter part of the nine month period ended July 31, 1996, the Company acquired certain assets, rights and associated goodwill including the Customer List related to SBCL's Renal Dialysis Testing Business. While no revenues were generated by this acquisition during this period and only minimal revenues will be felt during the fourth quarter of this year; Management believes, but cannot assure, that approximately $3,600,000 in revenues could be realized during the new fiscal year.

COST OF SERVICES:
- ----------------
Cost of services increased from $11,094,668 for the nine month period ended July 31, 1995 to $13,469,723 for the period ended July 31, 1996. This represents a 21% increase in direct operating costs. Employee costs increased 20% and represents 44% of the overall increase in direct operating expenses. During this period, direct staffing, increased by 45 employees. Reagents and laboratory supplies increased by 21% over the prior comparable period and is in line with the overall increase in the number of patients processed. Other cost of services for the nine month period ended July 31, 1996 increased by 26% over the comparable period ended July 31, 1995. This increase is attributable primarily to two factors, (1) a 26% increase in pick-up and delivery expenses and (2) a 31% increase in reference laboratory fees. The rate of increase in reference laboratory fees is down from the first quarter (73%) and the second quarter (43%).

Gross revenues increased from $12,300,820 for the nine month period ended July 31, 1995 to $12, 443,077 for the period ended July 31, 1996; an increase of $142,257. The Company's gross profit margin decreased to 48% for the nine month period ended July 31, 1996 compared to 53% for the period ended July 31, 1995. This decrease resulted from an increase in net revenues of 11%, which was impacted by a 7% decrease in reimbursement levels, while direct expenses increased by 21%. The Company believes this decrease resulted from the adverse effect on revenues due to severe winter weather and a decrease in net revenues per patient.

GENERAL AND ADMINISTRATIVE EXPENSES:
- -----------------------------------
General and administrative expenses for the nine month period ended July 31, 1996 were $11,697,714 as compared to $10,959,653 for the period ended July 31, 1995, an increase of $672,361 (6%). This increase is in line with the 11% increase in net revenues.

INTEREST EXPENSE:
- ----------------
Interest expense increased from $440,621 during the nine month period ending July 31, 1995 as compared to $590,870 during the nine month period ending July 31, 1996. This increase was caused by the Company's increase in asset based borrowings and equipment leases.

INCOME:
- ------
The Company had net income before extraordinary itemof $1,089,989 for the nine months ended July 31, 1995 as compared to $392,940 for the nine months ended
July 31, 1996, a decrease of $697,049.   The company took a one-time charge
against earnings of $65,700 for the expenses incurred in connection with the attempted acquisition of Dianon Systems. Management believes the relatively small net income of $327,240 for the period ended July 31, 1996 was attributable to the extreme winter weather and record snowfall that the Northeast experienced during December, January and February

     LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED JULY 31, 1995
     -----------------------------------------------------------------------
Working capital as of July 31, 1996 was $3,957,168 as compared to $4,551,855 at October 31, 1995 a decrease of $594,687 during the six month period.

The Company increased its cash position by approximately $705,000 during the current quarter. The Company utilized $3,444,434 in cash for operating activities. To offset this use of cash the Company raised $1,945,148 in long-term debt, $2,806,000 in credit line borrowings and sold $501,893 in marketable securities and repaid approximately $2,150,000 in existing debt.

The capital spending requirements for the Company during 1996 is expected not to exceed $900,000. To date, approximately $481,365 has been spent on capital improvements.

The Company had current liabilities of $13,814,228 at July 31, 1996. The three largest items in this category are note payable of $8,197,296, accounts payable of $2,154,165 and current portion of long-term debt of $1,644,483.

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

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $9,000,000. As of July 31, 1996, $8,197,296 of this facility has been utilized.

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

                                     PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
- --------------------------------
No reports on Form 8-K have been filed during the quarter ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)



Marc D. Grodman
- -------------------------------
Marc D. Grodman, M.D.
President




Sam Singer
- -------------------------------
Sam Singer
Chief Financial and Accounting Officer


Date: September 12, 1996