Form 10KSB
period 1996-10-31
BIO REFERENCE LABORATORIES INC
filed 1997-01-29
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

                                          Washington, D.C.  20549

                                         -------------------------
                                                FORM 10-KSB

  (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended October 31, 1996
                                       ----------------
                                                    OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the Transition period from                 to
                                              ---------------     ------------
                                 Commission file number 0-15266
                                                        -------
                                     BIO-REFERENCE LABORATORIES, INC.
                                     -------------------------------
             (Exact name of small business issuer as specified in its charter)

New Jersey                                                           22-2405059
----------                                                           ----------
(State or other jurisdiction of                                I.R.S. Employer
incorporation or organization)                              Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey                       07407
--------------------------------------------------                       -----
(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number, including area code  201-791-2600
                                              ------------
Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on which
      Title of Class                            registered
      --------------                            -----------------------------
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
                                                 -----     -----
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or in any amendment to this Form 10-KSB.

                                                   [  ]

For the year ended October 31, 1996 the issuer's revenues were $35,125,878

      On January 17, 1997, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $7,875,350 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 6,300,280 shares of Common Stock of the Issuer outstanding.

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

      In November, 1995, the Company made two acquisitions. Through its acquisition of Oncodec Laboratories, Inc., the Company acquired the exclusive worldwide right to a Quantitative Enriched PCR methodology for detecting certain gene mutations, developed by the American Health Foundation in Valhalla, New York. This methodology improves the ability to detect early genetic changes which may lead to the development of various cancers. In addition, the Company expanded its market penetration into central New Jersey through its acquisition of Community Medical Laboratories (CML). In May, 1996, the Company acquired certain assets and rights of Advanced Medical Laboratories (AML) which increased its presence in eastern Long Island. The last acquisition of the year occurred in July, 1996. The Company purchased from SmithKline Beecham Clinical Laboratories, Inc. (SBCL) certain assets and rights including the Customer
List related to SBCL's operation of its Renal Dialysis Testing Business. This acquisition will allow the Company to expand its presence in this market.Although SBCL represented that its renal dialysis business was realizing approximately $3,600,000 in annual net revenues, the Company may realize only approximately $1,000,000 in annual net revenues directly as a result of this
acquisition.   In December, 1996, the Company commenced a lawsuit against SBCL alleging breach of contract and fraud  (See Item 3 - Legal Proceedings).

      The Company's executive offices and laboratory are located at 481 Edward
H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.

Developments Since the Beginning of Fiscal 1996
-----------------------------------------------
      On November 7, 1995 through its acquisition of Oncodec Laboratories, Inc. for an aggregate 10,000 shares of its Common Stock (subject to possible increase to a maximum aggregate 40,000 shares based on future receipts), the Company acquired the exclusive worldwide right to a Quantitative Enriched PCR methodology for detecting certain gene mutations, developed by the American Health Foundation in Valhalla, New York. This methodology improves the ability to detect early genetic changes which may lead to the development of various cancers.

      On November 10, 1995, the Company acquired CML in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's Common Stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 to the Company in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's Common Stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement with CML's Chief Executive Officer providing for an annual salary of $60,000 contingent on receipt of specified revenues from specified draw stations. This acquisition was not significant to the Company. As of October 31, 1996, 23,611 of the shares held in escrow were released to the sellers.

      In May 1996, the Company acquired certain assets and rights of AML for a maximum purchase price of $612,000 of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three year period contingent upon receipt of certain required collections from AML customers. AML had revenues of approximately $900,000 in the most recent fiscal year. This acquisition was not significant to the Company.

      On July 19, 1996, BRLI completed the purchase from SBCL of certain assets, rights and its associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. At the closing, SBCL agreed for a three year period commencing no more than 120 days after the closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by BRLI at the closing was provided pursuant to its term loan and credit line facilities with PNC Bank (formerly Midlantic Bank, N.A.). Although SBCL represented that its renal dialysis business was realizing approximately $3,600,000 in annual net revenues, the Company may realize only approximately $1,000,000 in annual net revenues directly as a result of this acquisition. On December 30, 1996, the Company commenced a lawsuit against SBCL alleging breach of contract and fraud. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 balance.

      In July 1996, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company was increased to the lesser of (I) $9,000,000 or (ii) 50% of the Company's qualified accounts receivable (as defined in the agreement) plus 100% of the face amount of the Company's certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the Company's term loan which is deemed secured by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is secured by substantially all of the Company's assets (including $3,680,000 in certificates of deposit) and the assignment of $4,000,000 face amount of life insurance on the life of the president of the Company. The line of credit is available for a period of one year and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. On December 23, 1996, PNC Bank amended and restated its agreement with the Company to increase the secured revolving note to $9,500,000 until February 28, 1997, at which time it will revert back to $9,000,000.

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

History
-------
      The Company was incorporated in December 1981 to provide mobile medical examination services but discontinued that business in June 1989. Bio-Reference commenced clinical laboratory operations in 1987 with the belief that a strong business opportunity existed for a medium-sized clinical laboratory that produced high quality test results in a timely manner to practicing physicians. The current competition may be primarily categorized in two groups: those businesses that are national in scope performing millions of tests per month but impersonal in nature and those smaller laboratories that attempt to compete in terms of quality and service but are limited in resources and scope of capabilities. Consequently, management believed that there existed a definite place for a medium-sized commercial laboratory in the greater New York metropolitan area. Besides producing fast, accurate data, a large regional facility could afford to employ sufficient senior staff including laboratory scientists to act as client consultants, an enhancement unavailable in small laboratories, and not readily available in the large national commercial laboratories. In addition, the Company believed that by complementing the regional facility with specialized areas of testing, concentrating on esoteric tests, it could favorably compete with other laboratories.

      Although the Company did not realize income from operations from the time it commenced clinical laboratory operations in 1987 until fiscal 1994, the Company's net revenues have continually increased, notwithstanding the fact that starting in 1991, the Company has become more selective in accepting physician clients and patients. In fiscal 1995, the Company realized net income from operations of $1,782,896 and in fiscal 1996, net income from operations was $1,196,236. In March 1988, the Company acquired Cytology and Pathology Associates, Inc., a small specialized clinical testing laboratory located in Englewood, New Jersey and in June of that year consolidated and relocated all of its laboratory operations into a 35,000 sq. ft. space in Elmwood Park, New Jersey, approximately 10 miles from mid-town Manhattan. The new location was carefully chosen to offer easy access to the greater New York metropolitan area. This move allowed for further expansion of the Company's esoteric service concept and afforded the Company an excellent geographical location to expand into newer markets in southern New York State, including Westchester, Rockland and Nassau Counties, southern and western New Jersey and southern Connecticut.

      With the completion of the relocation to Elmwood Park in 1988, the Company proceeded to develop esoteric testing, while maintaining its routine tests. It was found that by emphasizing the more difficult esoteric tests, routine tests also increased, particularly profile testing in chemistry and hematology. In 1991, the Company changed its emphasis to a sustained selective growth, discontinuing the servicing of more than 5,000 patients per month from accounts considered unprofitable and only taking on business that would yield high reimbursement and collectability. The Company hopes to continue its growth by aggressive marketing, entry into additional markets, primarily in the greater New York metropolitan area through acquisitions and the development of specialty niche markets to complement its routine business. Over the years, the Company has expanded its specialty testing services to include anatomic pathology (biopsies and pap smears), cellular immunology (principally geared to the AIDS testing market), male infertility, and tumor markers. See "Developments Since the Beginning of Fiscal 1996" as to the Company's November 7, 1995 acquisition of the exclusive worldwide right to Enriched PCR methodology and renal dialysis testing.

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

      The Company utilizes the services of nine full-time Client Service Coordinators, all of whom are fully trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by the Company's sales staff. Highly abnormal and life threatening results are immediately telephoned to the physician in order to provide speedy medical resolution of any patient problem. The Scientific Director, Daytime Technical Manager, supervisors and medical staff also are in frequent communication with clients and are available to answer questions and provide support and consultation.

Sales and Marketing
-------------------
      Management believes that the Company's laboratory, by virtue of its geographic location and area of sales penetration, is well positioned to expand into new areas. It is believed that a substantial market share can be achieved in Westchester, Rockland and Nassau counties in New York, southern and western New Jersey, and southern Connecticut. The Company presently employs 35 sales and marketing personnel headed by a Vice President of Sales and Marketing with more than 10 years of experience with one of the largest commercial medical laboratories in the country, Smith-Kline Beecham Clinical Laboratories. The sales and marketing department works closely with the Scientific Director in planning new tests, pricing, and general client support. All sales and marketing personnel operate in a dual capacity; both in selling and as client support representatives. This ensures that all salespersons are intimately involved with the client, not only in selling, but in servicing the account that they sell. The Company feels that this is unique in the industry and is extremely helpful in client retention, providing a strong link between the physician and the Company's staff.

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

      In January 1997, the Company was notified that it had been accredited by the College of American Pathologists (CAP). This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

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

      All major accounts are reviewed monthly as to collectability by types of payor and evaluated for effectiveness of collection procedures, and based upon the review, corrective action is taken. Currently, the average reimbursement per patient is approximately 5% lower than the previous year. The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1994, 1995 and 1996.

                                                 Years Ended October 31,
                                                 ----------------------
                                                   1994   1995  1996
                                                   ----   ----  ----
                    Direct Patient Billing           33%    28%   17%
                    Commercial Insurance             23%    27%   36%
                    Professional Billing             18%    18%   19%
                    Medicare                         20%    21%   22%
                    Medicaid                         6%     6%    6%
                                                     ---    ---   ---
                                                    100%   100%  100%

Competition
-----------
      The Company's competition derives primarily from other laboratories locatedin the New York metropolitan area. On a national basis, approximately 30% ofthis market is made up of the three largest national laboratories (Smith-Kline Beecham Clinical Laboratories, a Division of Smith-Kline Beecham PLC, Laboratory Corporation of America, Inc. and Quest Clinical Laboratory, formerly a Division of Corning, Inc.). The Company is competing with these national laboratories which have been in existence for a long period of time, have products which are already established in the marketplace, have broader public and industry recognition, have financial resources substantially greater than the Company and have far more extensive facilities, larger sales forces and more established customer and supplier relationships than those which now or in the foreseeable future are, or will become, available to the Company. These factors will place the Company at a competitive disadvantage. However, Bio-Reference has certain capabilities similar to these national laboratories and shares similar advantages with them over the smaller laboratories. Bio-Reference and the major laboratories all have the capability of specialized testing profiles, 24-hour turn-around time for most test results, computer transmission into physician offices, and comprehensive courier pick-up and delivery service in the greater New York metropolitan area.

      Although the Company is significantly smaller than the national laboratories and has modest financial resources, management believes it can compete successfully because there are fewer layers of staff thus enabling decisions to be made at a top management level more quickly and resulting in a more responsive business atmosphere and customized service. The Company believes its response to medical consultation is faster and more personalized than in the national laboratories. At Bio-Reference, client service staff only deal with basic technical questions and those that have medical or scientific significance are referred directly to other senior scientists and staff.

Government Regulation
---------------------
      The Company's laboratory operations require licensure in each jurisdiction in which the Company operates. Bio-Reference holds the required federal and state licenses necessary to permit its operation of a clinical laboratory at its Elmwood Park, New Jersey facility and to permit its servicing of its clients in those states where it presently operates. Laboratory technicians and technologists must also qualify under state regulations in order to be employed by the laboratory. All of these licensing and certification programs set standards in areas such as quality control, record keeping and personnel qualifications, including, in varying measures from state to state, educational experience and licensure for various levels of personnel responsible for testing. Compliance with these standards is by periodic inspections by the appropriate Federal, state or local agency. In addition, licensing and certification entail proficiency testing which involves actual testing of specimens that have been specifically prepared by the regulatory authority or
designated agencies for testing by the laboratory.   There can be no assurance
the laboratory will maintain all necessary licenses and in the event the laboratory loses its license in a particular jurisdiction, it will be required to cease all activities in such jurisdiction. There also cannot be any assurance the Company will obtain the licenses required in a proposed jurisdiction of operation.

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

      Federal and state health care and related regulations are subject to constant change. The Company cannot now predict what changes may be enacted which may affect its business or the manner in which its business would be affected by such changes. Two legislative changes have occurred which portend significant changes in the clinical laboratory market. Two Omnibus Budget Reconciliation Acts ("OBRA") have severely restricted physician referrals of Medicare covered services to clinical laboratories in which the referring physician or his immediate family has a financial relationship. The Clinical Laboratory Improvement Amendments of 1988 ("CLIA-88") acted to strengthen Federal control of medical laboratories by regulating stricter quality assurance practices, licensing requirements and staff qualifications.

      CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform. The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services ("HHS") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period. CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements. A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification adopted under the Clinical Laboratory Improvement Act of 1967 ("CLIA-67"). On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standards regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements. The quality standards regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed. Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88. The Company believes that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category. The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection. The quality standards and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing requirements will be phased-
in over a number of years.   The laboratory has completed its first CLIA
inspection under CLIA-88 guidelines and has received its certificate of compliance effective February 7, 1996.

      In January 1997, the Company was notified that it had been accredited by the College of American Pathologists (CAP). This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

Insurance
---------
      The Company maintains professional liability insurance of $1,000,000 per
occurrence, $3,000,000 in the aggregate.   In addition, the Company maintains
excess commercial insurance of $2,000,000 per occurrence.   The Company
believes, but cannot assure, that its insurance coverage is customary in the industry for laboratories of its size and is adequate for its current business needs. A determination of Company liability for uninsured or underinsured acts or omissions would have a material adverse effect on the Company's operations.

Employees
---------
      At December 31, 1996, the Company had 260 full-time employees and 160 part- time employees. This includes three executive officers, a Vice President of Technical Operations, a Marketing Vice-President, 67 full-time and 27 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s), 98 full and part-time semi-technical employees, 34 full and part-time marketing representatives, 99 full and part-time clerical employees, and 90 full and part-time drivers. None of the Company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - Properties
         ----------
      The Company's executive offices and laboratory facility occupy approximately 35,000 square feet of leased space in a one-story brick facility at 481 Edward H. Ross Drive, Elmwood Park, New Jersey. The lease for the facility, which expires in February 1999, provides for a monthly rental of
$17,077.    The Company's testing equipment maintained at this facility is in good condition and in working order. Management believes that this facility, as presently equipped, has the capacity to generate up to approximately $40,000,000 in annual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for this facility in what it believes are adequate amounts. The Company also leases 39 additional relatively small draw stations through the New York metropolitan area to collect specimens from physician-referred patients for testing at its Elmwood Park, New Jersey laboratory.

Item 3 - Legal Proceedings
         -----------------
      In July 1996, the Company purchased certain assets and rights including the Customer List related to the Renal Dialysis Testing Business conducted by SmithKline Beecham Clinical Laboratories, Inc. (SBCL), from SBCL, pursuant to an Asset Sale/Purchase Agreement (the Asset Agreement). In the Asset Agreement, SBCL represented and warrantied that its Renal Dialysis Testing Business was servicing at least 60 active accounts, was conducting testing for not less than 4,600 active dialysis patients and was generating at least $3,600,00 in net revenues on an annual basis. The parties also executed a Non-Competition Agreement (the Non-Competition Agreement) pursuant to which SBCL agreed to cease performing all renal dialysis clinical laboratory testing services for a three year period (after conclusion of a limited Transition Period).

      After completion of the acquisition, the Company's management determined that SBCL's representations and warranties concerning the Renal Dialysis Testing Business were materially false and that the Company may only realize approximately $1,000,000 in annual net revenues from the acquired business. Management also determined that SBCL had fraudulently concealed that its Renal Dialysis Testing Business had suffered certain material adverse changes and that SBCL had breached the Non-Competition Agreement by continuing to perform renal dialysis testing on the transferred accounts after the Transition Period despite its assurances that it had ceased all such testing. Based upon SBCL's alleged breaches of the Asset Agreement and the Non-Competition Agreement, the Company has not paid any portion of the $600,000 balance of the purchase price (which was due in 24 consecutive monthly installments of $25,000 commencing January 1,
1997).

      As a result of the foregoing, the Company filed a lawsuit against SBCL in December 1996. The lawsuit, filed in the United States District Court for the District of New Jersey, alleges that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement and claims unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor.

Item 4 - Submission of Matters to a Vote of Security holders
         ---------------------------------------------------
      There were no matters submitted by the Company to a vote of its security holders during the quarter ended October 31, 1996.

                                                  PART II

                                         PRICE RANGE OF SECURITIES
                                         -------------------------
Item 5. -  Market for Common Stock and Related Shareholder Matters
              ------------------------------------------------------
      The Common Stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap System through July 13, 1992 after which it was delisted from trading on NASDAQ due to the Company's failure to maintain shareholder's equity of at least $1,000,000. Commencing July 14, 1992, the Common Stock was quoted in the over-the-counter market on the NASD OTC Bulletin Board. As a result of the Company's November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ Small Cap System under the symbol "BRLI" on November 24, 1993.

      The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by the NASDAQ. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

             Fiscal Year                                      Bid Prices
             -----------                                      ----------
             1995                                     High                Low
                                                      ----                ---
             First Quarter . . .                     $6.125              $4.00
             Second Quarter. . .                      5.25                3.75
             Third Quarter . . .                      6.00                3.75
             Fourth Quarter. . .                      6.25                4.00

             1996

             First Quarter . . .                     $3.50               $2.75
             Second Quarter. . .                      2.75                2.125
             Third Quarter . . .                      2.8125              1.9375
             Fourth Quarter. . .                      1.9375              1.4375

      At January 17, 1997, the closing sales price for the Common Stock on NASDAQ was $1.25 per share.

      At January 20, 1997 the number of record holders of the Common Stock was
657. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

Item 6.                           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               --------------------------------------------
Results of Operations
---------------------
Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------
NET REVENUES:
------------
Net revenues for the twelve month period ended October 31, 1996 were $35,125,878 as compared to $31,521,118 for the prior comparable period ended October 31, 1995; this represents an 11% increase in net revenues. However, due to record snowfalls in the New York metropolitan area and based on volume on non-weather affected days; management estimates net revenues would have been $800,000 greater if the Northeast had not experienced such severe weather. The laboratory's patient count for the twelve month period ending October 31, 1996 increased by 17% over the same period in 1995. Net revenues per patient decreased from $52.98 for the period ending October 31, 1995 to $50.47 for the period ending October 31, 1996. This represents a 5% reduction in reimbursement levels. The Company processed 695,983 patients during the period ended October 31, 1996 and estimates that revenues were reduced by approximately $1,700,000 due to the reduction of reimbursement levels from the prior period. Management cannot project if these decreases will continue, or if they do, at what rate. During July 1996, the Company acquired certain assets and rights including the Customer List related to SBCL's Renal Dialysis Testing Business. While no revenues were generated by this acquisition during this current fiscal period; and SBCL represented that its renal dialysis business was realizing approximately $3,600,000 in annual net revenues, management believes that the Company may realize only approximately $1,000,000 in annual net revenues directly as a result of this acquisition.

COST OF SERVICES:
----------------
Cost of services increased from $15,036,034 for the twelve month period ended October 31, 1995 to $18,136,395 for the period ended October 31, 1996. This represents a 21% increase in direct operating costs. Employee costs increased 19% and represents 44% of the overall increase in direct operating expenses. During this period, direct staffing, increased by 49 employees. Reagents and laboratory supplies increased by 19% over the prior comparable period and is in line with the overall increase in the number of patients processed. Other cost of services for the twelve month period ended October 31, 1996 increased by 26% over the comparable period ended October 31, 1995. This increase is attributable primarily to two factors, (1) a 26% increase in pick-up and delivery expenses and (2) a 35% increase in reference laboratory fees, which is reflective of the complexity of the tests and the geographical area in which these patients are serviced.

Gross profit increased from $16,485,084 for the twelve month period ended October 31, 1995 to $16,989,483 for the period ended October 31, 1996; an increase of $504,399. The Company's gross profit margin decreased to 48% for' the twelve month period ended October 31, 1996 compared to 52% for the period ended October 31, 1995. This decrease resulted from an increase in net revenues of only 11%, which was impacted by a 5% decrease in reimbursement levels, while direct expenses increased by 21%. The Company believes this decrease was attributable to the adverse effect on revenues due to severe winter weather and a decrease in net revenues per patient.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the twelve month period ended October 31, 1996 were $15,793,247 as compared to $14,702,188 for the period ended October 31, 1995, an increase of $1,091,059 (7%). This increase is in line with the 11% increase in net revenues.

INTEREST EXPENSE:
----------------
Interest expense increased from $605,405 during the twelve month period ending October 31, 1995 as compared to $840,811 during the twelve month period ending October 31, 1996. This increase was caused by the Company's increase in asset based borrowings and equipment leases.

NET INCOME:
----------
The Company had net income of $1,402,169 for the twelve months ended October 31, 1995 as compared to $591,958 for the twelve months ended October 31, 1996. Management believes the decrease in net income was attributable to the extreme winter weather and record snowfalls that the northeast experienced in December, January and February and the 5% reduction in reimbursement rates experienced during the current twelve month period.

Liquidity and Capital Resources
-------------------------------
For the Fiscal Year Ended October 31, 1995

Working capital for the year ended October 31, 1995 was $4,551,855 as compared to $3,603,803 at October 31, 1994, an increase of $948,052 during the twelve month year.

The Company had $6,698,542 in cash and certificates of deposits at October 31, 1995. However, $5,959,646 represented restricted items. The Company utilized $769,560 in cash for operating activities. To offset this use of cash the Company borrowed $5,391,296 pursuant to a revolving line of credit and repaid approximately $5,959,646 in existing debt. The Company anticipated utilizing this credit line for working capital.

The capital spending requirements for the Company during 1996 was expected not to exceed $550,000. During fiscal 1996, approximately $660,000 was spent on capital improvements.

The Company had current liabilities of $12,102,578 at October 31, 1995. The three largest items in this category were note payable-bank of $5,391,296, current portion of long-term debt of $2,699,211 and accounts payable of $2,091,890. The Company continued to pay its payables at 90 to 120 days. Management does not intend to shorten this period. All tax liabilities including penalties and interest have been accrued. At October 31, 1995, the Company owed $16,415 in past due local withholding taxes, which were being paid in accordance with an installment agreement. At December 31, 1995 this amount was paid.

For the Fiscal Year Ended October 31, 1996

Working capital as of October 31, 1996 was $4,072,447 as compared to $4,551,855 at October 31, 1995 a decrease of $479,408 during the twelve month period.
The Company had $5,933,474 in cash and certificates of deposits at October 31, 1996. However, $4,532,000 represented restricted deposits. The Company utilized $1,895,465 in cash for operating activities. To offset this use of cash the Company raised $1,180,000 in long-term debt, $3,687,448 in credit line borrowings and repaid approximately $2,327,868 in existing debt.
The capital spending requirements for the Company during 1997 is expected not to exceed $600,000. During fiscal 1996, approximately $660,000 has been spent on capital improvements.

The Company had current liabilities of $14,594,347 at October 31, 1996. The three largest items in this category are notes payable of $9,930,741, accounts payable of $2,139,303 and current portion of long-term debt of $730,374.

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

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. For example, the House Energy and Commerce Subcommittee on Oversight and Investigation introduced legislation in 1987 and 1989 that would require clinical laboratories to charge Medicare the lowest prices charged to any client. In October 1990, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") proposed a so-called "laboratory roll-in" reimbursement methodology, whereby physicians would be reimbursed a flat fee per office visit for clinical laboratory testing, thereby forcing clinical laboratories to bid to provide those services to physicians. The administration's budget package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for a reduction in the Medicare national limitation amounts, from 88% of the national median to 76% of the national median. The Health Care Financing Administration ("HCFA") has announced that it is developing a proposal to provide for reimbursement of clinical laboratories on a competitive bid basis. In addition, a number of states, HHS and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $9,000,000. As of October 31, 1996, $9,078,741 of this facility has been utilized. However, on December 23, 1996, the Bank amended and restated its agreement with the Company to increase the secured revolving note to $9,500,000 until February 28, 1997, at which time it will revert back to $9,000,000. In addition, the Company has verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes are now expected to be paid in full during the first quarter of calendar 1999.

Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

Impact of Inflation
-------------------
      To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------
      The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

      The FASB has also issued SFAS No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

Item 7. -  Financial Statements
           -------------------
           Financial Statements are annexed hereto

Item 8. -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           ------------------------
           None
                                                 PART III

Item 9.-     Directors, Executive Officers, Promoters and Control Persons:
              Compliance with Section 16(a) of the Exchange Act
             ---------------------------------------------------
      The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

      Name                       Age   Position
      ----                       ---   --------
Marc D. Grodman, M.D.. . . . . . 46    Chairman of the Board, President,
                                         Chief Executive Officer and
                                         Director

Howard Dubinett. . . . . . . . . 46     Executive Vice President, Chief
                                           Operating Officer and Director

Sam Singer . . . . . . . . . . . 54       Vice President, Chief Financial
                                            Officer, Chief Accounting
                                            Officer and Director

Frank DeVito . . . . . . . . . . 56       Director

John Roglieri, M.D.. . . . . . . 56       Director

      Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine and an Assistant Attending Physician at Columbia University College of Physicians and Surgeons and Assistant Attending at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977. Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital and rendering medical services to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes all of his working time to the business of the Company.

      Howard Dubinett has been the Executive Vice-President and Chief Operating Officer of the Company since its formation. He became a Director of the Company in April 1986. Prior to joining the Company, Mr. Dubinett was general manager of Union Prescription Service, inc., a company which administered prescription drug plans. Mr. Dubinett attended Rutgers University. Mr. Dubinett devotes all of his working time to the business of the Company.

      Sam Singer has been the Company's Vice President and Chief Financial Officer since October 1987 and a Director since November 1989. He is responsible for all financial activities of the Company. Prior to joining the Company, he was Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987. He received a B.A. degree from Strayer College and an M.B.A. from Rutgers University. Mr. Singer devotes all of his working time to the business of the Company.

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

      John Roglieri, M.D. became a Director of the Company in September 1995. He is an Assistant Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City. Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master's degree from Columbia University School of Business in 1978. From 1969 till 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington. From 1971 till 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital. From 1973 to 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University. In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980. Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center. From 1988 till 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. Since 1992, he has been Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journal Managed Care and a biographee of Who's Who in America.

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

      Robert Rush, Ph.D (Age 56) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr. Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by he American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

      William Knakal (Age 45) has been employed by the Company as Vice President of Sales and Marketing since March 1990. He has over 15 years of experience in the laboratory testing industry. Mr. Knakal has held various sales and sales management positions at Smith-Kline Beecham Clinical Laboratories, where he worked for 11 years. He started employment with Smith-Kline Beecham Clinical Laboratories in 1978 and his last position (in 1989) was Director, National Accounts. He received a B.S. degree in Biochemistry from Fordham University in 1974.

      Benita Ponda, M.D. (Age 51) has been employed by the Company since February, 1994 as Medical Director. She is certified by the American Board of Pathology in Clinical Pathology, Anatomical Pathology and special qualification in Cytopathology. She holds a New York State Department of Health Certificate of Qualification for Laboratory Director. Dr. Ponda's professional appointments include Chief of Cytopathology and Associate Pathologist at New York Methodist Hospital, Brooklyn, New York (January 1992 to February, 1994); Associate Pathologist at Flushing Hospital and Medical Center, Flushing, New York (1981 to
1991) and Director of Laboratory at St. Mary's Hospital for Children (1985 - to
date). She received M.B.B.S. degree (equivalent to M.D. in U.S.A.) from Bombay University, Bombay, India in 1970.

    Bader Maria Pedemonte-Coira, M.D. (Age 38) has been employed by the Company since May, 1996 as Medical Director for GenCare, a Bio-Reference laboratory. Formerly, she was with Corning Clinical Laboratories as Director, Cellular Immunology Department and Associate Director, Molecular Tissue Pathology Department, She is certified by the American Board of Pathology in Clinical Pathology and Hematopathology. She holds New York State and New Jersey Departments of Health Certificate of Qualification for Laboratory Director. Dr. Pedemonte-Coira's professional appointments include Adjunct Assistant Professor of Pathology, Columbia University, College of Physicians and Surgeons, New York; Associate Attending Pathologist, Harlem Hospital Center, New York; and Consultant in Immunopathology Bronx-Lebanon Hospital Center, New York. Dr. Pedemonte received her Doctorate of Medicine, Cum Laude, from Autonomous University of Santo Domingo, Santo Domingo, Dominican Republic in 1983.

      Ayad Mudarris, Ph.D. (Age 46) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology. Dr. Mudarris has been a consultant to the Company since October 1994. From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory. From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, A SAMHSA (NIDA) certified forensic drug testing laboratory, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina. Dr. Mudarris is a registered Clinical Laboratory Director in the State of New York. He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist. He received his B.S. degree in Pharmacy from Damascus University in 1975 and M.S. degree in Medical Technology from Long Island University in 1980 and Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.


Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1996, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 10. - Executive Compensation
           ---------------------
The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 1996 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 1996. During the period ended October 31, 1996, the Company did not grant any restricted stock awards or have any long-term incentive plan in effect. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                           SUMMARY COMPENSATION TABLE

                                                                      Long-
                                                                      Term
                                                                      Compen-
                                           Annual Compensation        sation
                          ------------------------------------------  ------
                                                              Other
                                 Year                         Annual
                                 Ended                        Compen- Options
Name and Principal Position      October 31, Salary    Bonus  sation  SARs(1)
---------------------------      ---------- --------- ------  ------  -------
Marc D. Grodman M.D.. . . . . . .      1996  $264,196 $95,000   $-0-    -0-
 President and Chief                   1995  $248,159 $75,000   $-0-    -0-
 Executive Officer                     1994  $206,337    $-0-   $-0-    -0-

Howard Dubinett . . . . . . . . .      1996  $154,188 $45,000   $-0-    -0-
 Executive Vice                        1995  $144,024 $45,000   $-0-    -0-
 President andChief                    1994  $126,870 $20,000   $-0-    -0-
 Operating Officer

Sam Singer. .       . . . . . . .      1996  $153,326 $45,000   $-0-    -0-
 Vice President and                    1995  $144,024 $45,000   $-0-    -0-
 Chief Financial and                   1994  $125,624 $20,000   $-0-    -0-
 Accounting Officer

                                                     Long-Term
                                                    Compensation
                                       --------------------------------------
                                                                       All
                                       Restricted       LTIP           Other
                                       Stock            Pay            Compen-
Name and Principal Position            Awards           outs           sation
---------------------------            ----------       ----           ------
Marc D. Grodman, M.D. . . . . . .      -0-              $-0-           $-0-
 President and Chief                   -0-              $-0-           $-0-
 Executive Officer                     -0-              $-0-           $-0-

Howard Dubinett . . . . . . . . .      -0-              $-0-           $-0-
 Executive Vice                        -0-              $-0-           $-0-
 President and Chief                   -0-              $-0-           $-0-
 Operating Officer                     -0-              $-0-           $-0-

Sam Singer. . . . . . . . . . . .      -0-              $-0-           $-0-
 Vice President and                    -0-              $-0-           $-0-
 Chief Financial and                   -0-              $-0-           $-0-
 Accounting Officer                    -0-              $-0-           $-0-

      See Item 12 herein as to the cancellation by Dr. Grodman on April 20, 1993 of his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase Common Stock held by Dr. Grodman, his wife and an affiliated entity (the "Grodman Group") in consideration for the issuance to the Grodman Group of Senior Preferred Stock.

Employment Agreement with Executive Officers
--------------------------------------------
      The Company signed an employment agreement effective January 1, 1991 with Marc Grodman to serve as chief executive officer and President. The agreement provides (i) for a term through October 31, 1997, (ii) a base salary of $165,000 per year with annual increases based upon the percentage increase in the Consumer Price Index as well as increases at the discretion of the Board of Directors; (iii) normal health and life insurance benefits as well as the right of Dr. Grodman's heirs to one-half of the proceeds of $4,000,000 of "key-man" life insurance on his life (although the $4,000,000 face amount of life insurance currently in force of which the Company is the sole beneficiary has been pledged as collateral under the Company's credit line with PNC Bank); (iv) for the leasing of an automobile for Dr. Grodman's use; (v) participation in fringe benefit, bonus, pension, profit sharing, stock option and similar plans maintained for the Company's employees; (vi) disability benefits, and (vii) certain termination benefits and in the event of termination due to a Change in Control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years. The agreement also granted Dr. Grodman a pro-rata option exercisable to purchase additional shares of Common Stock in the event of the sale or issuance by the Company of Common Stock or securities exercisable to purchase or convertible into Common Stock, so as to preserve his and his affiliates' percentage ownership in the Company. In April 1993, Dr. Grodman and his affiliates agreed to cancellation of the pro-rata option and various options and warrants to purchase Common Stock in exchange for the right to 604,078 shares of Senior Preferred Stock. See "Item 12" herein.

The Company signed an employment agreement with Howard Dubinett to serve as Chief Operating Officer and Executive Vice President. The employment agreement provided (i) a five year term commencing November 1, 1989 (extended to October 31, 1996); (ii) base salary of $90,000 per year subject to minimum 10% annual increases; (iii) normal health and life insurance benefits; (iv) a minimum bonus of $20,000 per year payable quarterly (partially waived in fiscal 1991 and fiscal 1992) and participation in the bonus pool of the Company to be established by the Board of Directors; (v) eligibility to receive stock options as determined by the Board of Directors; and (vi) a termination benefit equal to three times his annual salary. Upon Mr. Dubinett's termination, the Company would be required to relieve him of all guarantees of Company obligations.

      The Company signed an employment agreement with Sam Singer to serve as Chief Financial Officer. The employment agreement provided (i) a five year term commencing November 1, 1989 (extended to October 31, 1996); (ii) a base salary of $90,000 per year subject to minimum 10% annual increases; (iii) normal health and life insurance benefits; (iv) a minimum bonus of $20,000 per year payable quarterly (partially waived in fiscal 1991 and fiscal 1992) and participation in the bonus pool of the Company to be established by the Board of Directors (v) eligibility to receive stock options as determined by the Board of Directors; and (vi) a termination benefit equal to three times his annual salary. Upon Mr. Singer's termination, the Company would be required to relive him of all guarantees of Company obligations.

Employee Incentive Stock Option Plan
------------------------------------
      In April, 1986, the Company adopted a 1986 Employee Stock Option Plan (the "1986 Plan"). The 1986 Plan provided for the issuance of up to 3,667 shares of the Company's Common Stock upon the exercise of options granted thereunder which would be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). The 1986 Plan expired in April 1996.

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

      The 1989 Plan is administered by the Board or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee, as the case may be, has the discretion to determine the eligible employees to whom, and the times and the price at which, option will be granted; whether such options shall be ISOs or NonISOs; the periods during which options will be exercisable; and the number of shares subject to each option. The Board or Committee shall have full authority to interpret the 1989 Plan and to establish and amend rules and regulations relating thereto.

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

     See Note 10 to Notes to Financial Statements as to ISOs granted pursuant to the 1986 Plan and the 1989 Plan.

      No options were granted to or exercised by any of the Company's executive officers in fiscal 1996. The following table sets forth certain information concerning outstanding options held by the Company's executive officers at October 31, 1996.
                                  1996 Fiscal Year-End Options

                                                         Value of Unexercised
               Number of unexercised ISOs                In-the-Money ISOs at
Name           at 1996 Fiscal Year End                   10/31/96(1)
----           -----------------------                   -----------
              Exercisable         Unexercisable
              -----------         -------------
Howard Dubinett . 153,334           -0-                  $18,750
Sam Singer. . .   116,667           -0-                  $12,500

---------------
(1) Based on the difference between the last sales price for the Common Stock on October 31, 1996 and the ISO exercise prices.

Item 11. - Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------
      The following table sets forth information as of January 17, 1997 with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                                                  Shares of
Name and Address of                             Common Stock        Percentage
Beneficial Owner                               Beneficial Owned(1)  Ownership
----------------                               ----------------     ---------
Directors and Executive Officers*
      Marc D. Grodman(2) . . . .                     921,845             13.4%
      Howard Dubinett (3). . . .                     186,001             2.9%
      Sam Singer(4). . . .                           132,667             2.1%
      Frank DeVito(5). . . . . .                     202                 -
      John Roglieri(6) . . . . .                     25,001              -

      Executive Officers and directors . . . . . . . 1,265,716           17.5%
               as a group (five persons)(2)(3)(4)(5)(6)

---------------
* The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood
   Park, New Jersey  07407.

(1) Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Includes 176,100 shares owned directly by Dr. Grodman and 549,678 shares issuable upon conversion of Senior Preferred Stock. Also includes 141,667 shares owned directly and 54,400 shares issuable upon conversion of Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and a Company controlled by her. Dr. Grodman disclaims beneficial ownership of these 196,067 shares.

(3) Includes 21,667 shares owned directly, 11,000 shares issuable upon exercise of warrants and 153,334 shares issuable upon exercise of options.

(4) Includes 11,000 shares owned directly, 5,000 shares issuable upon exercise of warrants and 116,667 shares issuable upon exercise of options.

(5)    Includes 202 shares owned directly.

(6) Includes 1,667 shares owned directly and 23,334 shares issuable upon exercise of warrants.

Item 12. - Certain Relationships and Related Transactions
           ---------------------------------------------

      In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the $2,500,000 financing arrangement with Towers Financial Corporation ("Towers Financial"), suspending all rental and interest charges for periods subsequent to November 1, 1991. As of October 31, 1996, $234,918 in outstanding principal, interest and van rentals was due from Dr. Grodman.

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

---------------
(1) Includes warrants issued to Dr. Grodman's wife, Pam Grodman, and a Company controlled by her. All of these warrants were canceled in consideration for the issuance to the Grodman Group of the Senior Preferred Stock.
Item 13.Exhibits, Financial Statement Schedules and Reports on Form 10-KSB

---------------------------
1.  Financial Statements
    --------------------
   The following financial statements of the Company are included in Part II,
Item 7                                                        Page to Page
                                                              ------------
   Report of Independent Certified Public Accountants         F-1

   Balance Sheet - October 31, 1996                           F-2    ...   F-3

   Statement of Operations-
     Years ended October 31, 1996 and 1995                    F-4    ...   F-4

   Statement of Shareholders' Equity
     Years ended October 31, 1996 and 1995                    F-5    ...   F-5

   Statement of Cash Flows -
     Years ended October 31, 1996 and 1995                    F-6    ...   F-8

   Notes to Financial Statements-                             F-9    ...   F-21

2.    Reports on Form 8-K
      -------------------
      During the Quarter ended October 31, 1996, the Company filed no reports on Form 8-K.

3.    Exhibits
      --------
      None                                     SIGNATURES
                                               ----------
      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:  /S/ Marc D. Grodman
     -------------------------------
     Marc D. Grodman
     Chairman of the Board, President,
     Chief Executive Officer and Director

Dated:       January 28, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
----------------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 28, 1997

/S/ Howard Dubinett
----------------------------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 28, 1997

/S/ Sam Singer
----------------------------------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 28, 1997

/S/ Frank DeVito
---------------------------------------
Frank DeVito
Director
January 28, 1997

/S/ John Roglieri
---------------------------------------
John Roglieri
Director
January 28, 1997

                                              EXHIBIT INDEX
                                              -------------

                                                            Incorporated by
Exhibit No.                             Item                   Reference to
-----------                             ----                    ---------
3.1*         Amended and Restated Certificate of
                 Incorporation dated                                   (A)
                 November 15, 1989

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

10.15*       Employment Agreement between the Company and Charles
                T. Todd, Jr. dated January 4, 1995.                    (H)

---------------
             The exhibits designated above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below.

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

                                       INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of
               Bio-Reference Laboratories, Inc. and Subsidiary
               Elmwood Park, New Jersey



               We have audited the accompanying consolidated balance sheet of Bio-Reference Laboratories, Inc. and Subsidiary as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two fiscal years in the period ended October 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1996, and the consolidated results of their operations and their cash flows for each of the two fiscal years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.










                                                  MOORE STEPHENS, P.C.
                                                  Certified Public Accountants.

Cranford, New Jersey
January 3, 1997
BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 1996.
-------------------------------------------------

Assets:
Current Assets:
               Cash                                             $  1,401,474
               Cash - Restricted                                     852,000
               Accounts Receivable - Net                          12,019,761
               Inventory                                             394,377
               Certificates of Deposit - Restricted                3,556,250
               Other Current Assets                                  442,932
                                                                    --------
               Total Current Assets                               18,666,794
                                                                  ----------
Property and Equipment:
               Automobiles                                            57,656
               Medical Equipment and Vans                          1,806,082
               Leasehold Improvements                                350,557
               Furniture and Fixtures                                362,835
                                                                    --------
               Total - At Cost                                     2,577,130
               Less:  Accumulated Depreciation                     1,265,836
                                                                   ---------
               Property and Equipment - Net                        1,311,294
                                                                   ---------
Other:
               Certificate of Deposit - Restricted                   123,750
               Due from Related Party [6]                            234,918
               Deposits                                              220,254
               Goodwill [Net of Accumulated Amortization
                 of $1,052,038]                                    3,168,403
               Intangible Assets [Net of Accumulated Amortization
                of $1,444,265]                                     4,164,286
               Other Assets                                          341,037
                                                                    --------
               Total Other                                         8,252,648
                                                                   ---------
               Total Assets                                     $ 28,230,736
                                                                  ==========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF OCTOBER 31, 1996.
-------------------------------------------------

Liabilities and Shareholders' Equity:
Current Liabilities:
               Accounts Payable                                 $  2,139,303
               Accrued Salaries and Commissions                      878,996
               Accrued Expenses                                      327,876
               Current Maturities of Long-Term Debt [Net of
                Discount] [4]                                        730,374
               Notes Payable - Banks [3]                           9,930,741
               Capitalized Lease Obligation -
                 Short-Term Portion [12]                             202,147
               Current Maturities of Convertible Subordinated
                Debt [5]                                             243,829
               Taxes Payable                                         141,081
                                                                    --------
               Total Current Liabilities                          14,594,347
                                                                  ----------
Long-Term Liabilities:
               Long-Term Debt Less Current Maturities [4]          1,433,817
               Capitalized Lease Obligations - Long-Term
                Portion [12]                                          99,564
                                                                    --------
               Total Long-Term Liabilities                         1,533,381
                                                                   ---------
Commitments and Contingencies [13]                                        --
                                                                    --------
Shareholders' Equity: [8 and 10]
               Preferred Stock, Par Value $.10  Per Share,
                Authorized 1,062,589 Shares; None Issued                  --

               Senior Preferred Stock, Par Value $.10 Per Share,
                Authorized, Issued and Outstanding 604,078 Shares         --

               Common Stock, Par Value $.01 Per Share,
                Authorized 18,333,333 Shares; Issued
                  and Outstanding 6,300,280 Shares                    63,003

               Additional Paid-in Capital                         22,493,705

               Accumulated [Deficit]                             (10,431,483)
                                                                 -----------
               Total                                              12,125,225
               Deferred Compensation                                 (22,217)
                                                                    --------
               Total Shareholders' Equity                         12,103,008
                                                                  ----------
               Total Liabilities and Shareholders' Equity       $ 28,230,736
                                                                  ==========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                                          Years ended
                                                          -----------
                                                          October 31,
                                                         -----------
                                                   1 9 9 6         1 9 9 5
                                                   -------        ---------
Net Revenues                                     $35,125,878      $31,521,118
                                                 ----------       -----------
Cost of Services:
  Depreciation and Amortization                      378,694          337,802
  Employee Related Expenses                        8,503,156        7,140,830
  Reagents and Laboratory Supplies                 4,430,381        3,723,867
  Other Cost of Services                           4,824,164        3,833,535
                                                  ----------   --------------
  Total Cost of Services                          18,136,395       15,036,034
                                                  ----------  ---------------
  Gross Profit                                    16,989,483       16,485,084
                                                  ----------   --------------
General and Administrative Expenses:
  Depreciation and Amortization                      655,192          621,929
  Other General and Administrative Expenses       10,761,548       10,050,229
  Provision for Doubtful Accounts                  4,285,807        4,030,030
  Expenses of Abandoned Acquisition                   90,700               --
                                                  ----------     ------------
  Total General and Administrative Expenses       15,793,247       14,702,188
                                                  ----------  ---------------
  Income from Operations                           1,196,236        1,782,896
                                                  ----------   --------------
Other [Income] Expense:
  Interest Expense                                   840,811          605,405
  Interest and Other Income                         (288,395)        (273,903)
                                                  ----------   --------------
  Total Other Expense - Net                          552,416          331,502
                                                  ----------   --------------
  Income Before Income Taxes                         643,820        1,451,394
  Provision for Income Taxes [7]                      51,862           49,225
                                                  ----------   --------------
  Net Income                                  $      591,958   $    1,402,169
                                                  ==========   ==============

  Net Income Per Share [9]                    $          .10   $          .23
                                                  ==========   =================
  Average Number of Shares Outstanding             6,166,156        6,010,964
                                                  ==========   ==============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------

                                                    Additional
                                   Common Stock     Paid-in     Accumulated
                                   ------------     -------     -----------
                                 Shares   Amount    Capital     [Deficit]
                                 ------   ------    -------     --------

Balance - October 31, 1994       5,740,162 $57,402  $20,679,807 $(12,425,610)

Shares Issued
 from Exercise of Warrants          12,100     121       18,029           --

Shares Issued in Connection
 with an Acquisition               311,252   3,112    1,630,962           --

Shares Issued in Lieu of
 Payment for Service                12,000     120       25,380           --

Expenses Associated with
 Public Offering                        --      --      (70,240)          --

Amortization of
 Deferred Compensation                  --      --           --           --

Unrealized Loss on Securities
 Available for Sale                     --      --           --           --

Net Income for the Year                 --      --           --    1,402,169
                                  --------   ------  ----------    ---------
Balance - October 31, 1995        6,075,514  60,755  22,283,938  (11,023,441)

Shares Issued in Connection
 with an Acquisition                 10,000     100      23,900           --

Shares Issued in Connection
 with an Acquisition [Including
 Shares Remaining in Escrow]         72,688     727      94,208           --

Shares Issued in Lieu
 of Payment for Service              4,000       40       9,560           --

Shares issued in Lieu
 of an Invoice Payment               4,745       48      17,151           --

Shares Issued in Connection
 with an Acquisition Agreement
 [Including Shares Remaining in
 Escrow]                           133,333    1,333      37,748           --

Options Issued for
 Deferred Compensation                  --       --      27,200           --

Amortization of
 Deferred Compensation                  --       --          --           --

Unrealized Loss on Securities
 Available for Sale                     --       --          --           --

Net Income for the Year                 --       --          --      591,958
                                 ---------   ------- ----------    ---------
Balance - October 31, 1996       6,300,280   $63,003 $22,493,705 $(10,431,483)
                                 =========    ======= ===========  ==========



                                            Unrealized Loss
                                            ---------------
                                            on Securities    Total
                                            -------------    -----
                                  Deferred  Available        Shareholders'
                                   Compen-  ---------        ------------
                                    sation  for Sale         Equity
                                  --------  --------         ------
Balance - October 31, 1994        $(65,135) $     --         $8,246,464

Shares Issued from
 Exercise of Warrants                   --        --             18,150

Shares Issued in Connection
 with an Acquisition                    --        --          1,634,074

Shares Issued in Lieu
 of Payment for Service                 --        --             25,500

Expenses Associated
 with Public Offering                   --        --            (70,240)

Amortization of
 Deferred Compensation                  --        --             47,635

Unrealized Loss on Securities
 Available for Sale                     --   (47,998)           (47,998)

Net Income for the Year                 --        --          1,402,169
                                  --------   -------         ----------
Balance - October 31, 1995         (17,500)  (47,998)        11,255,754

Shares Issued in Connection
 with an Acquisition                    --        --             24,000

Shares Issued in Connection
 with an Acquisition [Including
 Shares Remaining in Escrow]            --        --             94,935

Shares Issued in Lieu of
 Payment for Service                    --        --              9,600

Shares issued in Lieu of
 an Invoice Payment                     --        --             17,199

Shares Issued in Connection
 with an Acquisition Agreement
 [Including Shares Remaining in
 Escrow]                                --        --             39,081

Options Issued for
 Deferred Compensation             (27,200)       --                 --

Amortization of Deferred
Compensation                        22,483        --             22,483

Unrealized Loss on Securities
 Available for Sale                     --    47,998             47,998

Net Income for the Year                 --        --            591,958
                                    ------    ------            -------
Balance - October 31, 1996        $(22,217) $     --        $12,103,008
                                    ======   ========        ==========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.
BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                   Years ended
                                                   -----------
                                                   October 31,
                                                   -----------
                                             1 9 9 6         1 9 9 5
                                             -------         -------

Operating Activities:
 Net Income                                  $      591,958   $  1,402,169
                                                 ----------       --------
 Adjustments to Reconcile Net Income to Net
  Cash [Used for] Operating Activities:
  Depreciation and Amortization                   1,033,886        959,731
  Amortization of Deferred Compensation              22,483         47,635
  Expenses of Abandoned Acquisition                  90,700             --
  Shares Issued for Services                             --         25,500
  Provision for Doubtful Accounts                 4,285,807      4,030,030
  Other                                              20,242         (9,285)
  Gain from Sale of Marketable Securiti              (9,336)            --
  Gain on Sale of Assets                             (1,546)            --

  Changes in Assets and Liabilities
  [Net of Effects from Acquisitions]:
  [Increase] Decrease in:
  Accounts Receivable                            (7,672,430)    (6,442,884)
  Other Assets                                      (81,868)       (63,230)
  Inventory                                          60,931       (141,940)
  Prepaid Expenses and Other Current Assets          12,046       (271,111)

  Increase [Decrease] in:
  Accounts Payable and Accrued Liabilities         (126,411)      (299,189)
  Taxes Payable                                    (121,927)        (6,986)
                                                 ----------       --------
  Total Adjustments                              (2,487,423)    (2,171,729)
                                                 ----------       --------
  Net Cash - Operating Activities - Forward      (1,895,465)      (769,560)
                                                 ----------       --------
Investing Activities:
  Acquisition of Property and Equipment            (451,576)      (424,180)
  Proceeds from Sale of Property and Equipment       29,652         45,961
  Purchase of Marketable Securities                      --       (492,619)
  Proceed from Sale of Marketable Securities        501,955             --
  Purchase of Certificate of Deposit               (180,000)    (3,665,650)
  Maturities of Certificate of Deposit              165,650             --
  Cash Acquired During Acquisition                       --         42,338
  Cash Overdraft of Acquired Company                 (3,797)            --
  Reduction of Deposits                              63,146         22,649
  Repayment of Related Party Receivable              15,800         10,400
  Payment for Acquisition of Intangible Assets   (1,564,363)      (290,081)
                                                 ----------       --------
  Net Cash - Investing Activities - Forward  $   (1,423,533)  $ (4,751,182)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------


                                                       Years ended
                                                       -----------
                                                       October 31,
                                                       -----------
                                                  1 9 9 6        1 9 9 5
                                                  -------        -------
Net Cash - Operating Activities - Forwarded      $   (1,895,465)  $   (769,560)
                                                     ----------       --------
Net Cash - Investing Activities - Forwarded          (1,423,533)    (4,751,182)
                                                     ----------       --------
Financing Activities:
    Proceeds from Long-Term Debt                      1,180,000        394,756
    Payments of Long-Term Debt                       (2,083,476)    (2,679,620)
    Payments of Capital Lease Obligations              (236,472)      (297,642)
    Payments of Subordinated Notes Payable               (7,920)       (51,039)
    Increase in Revolving Line of Credit              3,687,448      5,391,296
    Increase in Restricted Cash                       1,544,646      2,055,354
    Proceeds from Exercise of Warrants                       --         18,150
    Expenses of Public Offering of Stock                     --        (70,240)
                                                     ----------       --------
Net Cash - Financing Activities                       4,084,226      4,761,015
                                                     ----------       --------
Net Increase [Decrease] in Cash                         765,228       (759,727)

Cash - Beginning of Years                               636,246      1,395,973
                                                     ----------       --------
Cash - End of Years                              $    1,401,474   $    636,246
                                                     ==========       ========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
  Interest                                       $      815,521   $    531,381
  Income Taxes                                   $       86,331   $     81,686


Supplemental Schedule of Non-Cash Investing and Financing Activities:
           In November 1994, the Company purchased a customer list from a non-affiliated party. As consideration for the customer list, the seller received $120,000 of which $30,000 was paid at the closing and the remainder is to be paid over 5 1/2 years based on the cash collected from customer list revenues.

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

             In January 1995, the Company assumed capital lease obligations of $31,793 for four automobiles in connection with an acquisition.

             In October 1995, the Company incurred a capital lease obligation of $54,117 in connection with the acquisition of medical equipment.



The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------



Supplemental Schedule of Non-Cash Investing and Financing Activities
[Continued]:
             In October 1996, the Company incurred a capital lease obligation of $69,812 in connection with the acquisition of medical equipment.

               Management wrote-off an intangible asset with a carrying value of $197,986 and related debt in the amount of $168,528 in connection with an impaired contract.

          The Company issued debt in the amount of $108,000 in connection with the acquisition of a customer list.

               Management wrote-off an intangible asset with a carrying value of $90,700 in connection with an abandoned acquisition.

[See Notes 8 and 17 for additional non-cash transactions]




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------

[1] Organization and Business

Bio-Reference Laboratories, Inc. [the "Company"] was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been the clinical laboratory segment of its operations, principally servicing the greater New York metropolitan area.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary [See Note 17B]. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are as follows:

                                                       Years ended
                                                       -----------
                                                       October 31,
                                                       -----------
                                                  1 9 9 6        1 9 9 5
                                                  -------        -------

Gross Revenues                                    $ 66,768,717   $ 56,097,026
                                                    ----------     ----------
Contractual Adjustments and Discounts:
  Medicare/Medicaid Portion                         18,620,485     15,560,866
  Other                                             13,022,354      9,015,042
                                                    ----------      ---------
  Total Contractual Adjustments and Discounts       31,642,839     24,575,908
                                                    ----------     ----------
  Net Revenues                                    $ 35,125,878   $ 31,521,118
                                                    ==========   ============

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

Restricted Cash and Certificates of Deposit - At October 31, 1996, the Company had $852,000 and $3,680,000 of restricted cash and certificates of deposit, respectively, which represents collateral for two demand notes and a long-term debt agreement.

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for doubtful accounts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $5,357,096 and $2,569,125 as of October 31, 1996 and 1995,
respectively.

Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market. Inventory consists primarily of clinical supplies.

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 8 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $404,248 and $368,478 for the years ended October 31, 1996 and 1995, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
----------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Property and Equipment [Continued] - On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 1996 and 1995 of $209,211 and $187,936, respectively.

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

Intangible Assets - Intangible assets primarily include customer lists and covenants not-to-compete. These costs are generally amortized over a 20 and 5 year life, respectively, using the straight-line method, however, one covenant not-to-compete has a 7-1/2 year life. Also included in intangible assets are costs related to an employment agreement and costs related to acquisitions, which are being amortized over the lives of the agreements which are from 2 to 5 years. Also included is a patent which is being amortized over 17 years. The statements of operations reflect amortization expense related to intangible assets of $420,427 and $403,317 for the years ended October 31, 1996 and 1995, respectively.

A summary is as follows:


                                                  Accumulated       Net of
                                                  -----------       ------
                                                  Amortization    Amortization
                                                  ------------    ------------
                                                   October 31,     October 31,
                                                   ----------      ----------
                                    Cost           1 9 9 6         1 9 9 6
                                    ----           -------         -------
Customer Lists                      $   3,377,042  $     410,111  $  2,966,931
Covenants Not-to-Compete                1,420,206        720,250       699,956
Employment Agreement                      400,000        206,666       193,334
Costs Related to Acquisitions             302,741        106,356       196,385
Patent                                    100,000             --       100,000
Other                                       8,562            882        7,680
                                      -----------    ------------  -------------
               Totals               $   5,608,551  $   1,444,265  $  4,164,286
                                        =========      =========     =========

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
----------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

Nonmonetary Stock Issuances - The Company issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[3] Note Payables - Banks

[A] In July 1996, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $9,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available for a period of one year and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1996, the Company was in compliance with the covenant provisions of this agreement. As of October 31, 1996, the Company had utilized all of this credit facility, plus an additional $78,741 due to cash overdrafts [See Note 22A].

[B] On January 26, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. As of October 31, 1996, $2,500,000 was paid against the principal on this note. The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.

[4] Long-Term Debt

                                                                    October 31,
                                                                     ----------
                                                                      1 9 9 6
                                                                      -------

[A]   Note Payable to PNC Bank.  Due October 1999.
      Interest at prime plus 1.25%.                                   $294,760

[B]   Note Payable to PNC Bank.  Due July 2000.
      Interest at certificate of deposit rate plus 2%.                 168,750

[B]   Note Payable to PNC Bank.  Due July 2000.
      Interest at prime plus 1.75%.                                    937,501

[C]   Note Payable to SmithKline Beecham Clinical
      Laboratories, Inc.  Due January 1, 1999.
      Interest imputed at 8.25%.                                       551,373

[D]   Various note payables to prior CML owners.
      Maturities ranging from February 1997 to November 1998.
      Interest ranging from 6% to 10.75%.                              175,238

Sclavo, Inc. Payments dependent on collections received from
      customer list.  Interest at 10%.                                  36,569
                                                                        ------
Total                                                                2,164,191
Less:  Current Maturities                                              730,374
                                                                       -------
      Long-Term Debt                                                $1,433,817
      --------------

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
----------------------------------------------------

[4] Long-Term Debt [Continued]

Prime rate at October 31, 1996 was 8.25%.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 1996 was 8.7%.

[A] In June 1995, the Company entered into an agreement to borrow up to $400,000 to purchase equipment. During October 1995, the Company borrowed $394,756 under this agreement. The loan, which bears interest at an annual rate of prime + 1.25%, is due in monthly installments of $8,333 plus interest through October 1999. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender. At October 31, 1996, the outstanding balance remaining is $294,760.

[B] In July 1996, the Company entered into an agreement to borrow $1,180,000. The original principal balance of $1,000,000 is not collateralized by a certificate of deposit and bears an interest rate of prime + 1.75%. The remaining original principal balance of $180,000 that is collateralized by a certificate of deposit bears interest at the certificate of deposit rate + 2%. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender. At October 31, 1996, the outstanding balance remaining on the uncollateralized note is $937,501 and the collaterized note has a balance of $168,750.

[C] In July 1996, the Company purchased certain assets and rights from SmithKline Beecham Clinical Laboratories, Inc. for a total purchase price of $1,800,000. At the closing, $1,200,000 was paid in cash and the $600,000 remaining balance is due in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. Interest was imputed at the prime rate. At October 31, 1996, the outstanding debt balance is $551,373 [See Note 22B].

[D] In connection with the acquisition of Community Medical Laboratories ["CML"], the Company assumed the promissory notes of prior CML noteholders by issuing Company's debentures in the principal amount of $200,174. At October 31, 1996, the outstanding balance remaining is $175,238.

Maturities of long-term debt at October 31, 1996 in each of the next five years are as follows:

<CAPTION

1997           $730,374
1998           765,752
1999           446,808
2000           221,257
2001           --
               -------

Total          $2,164,191
-----          ==========

[5] Convertible Subordinated Debt

The following is a summary of the convertible subordinated debt as of October 31, 1996:

               Note
               ----
               5[A]                    $     8,100
               5[B]                        235,729
                                          --------
               Total                   $   243,829
               -----                      ========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
----------------------------------------------------


[5] Convertible Subordinated Debt [Continued]

[A] During August and September of 1989, through a private offering, the Company sold 12% convertible subordinated promissory notes. As of October 31, 1996, $8,100 is in default on these notes.
[B] In January 1995, the Company issued two 8% convertible subordinated debentures, which are due in January 1997, for $206,956 and $31,732 in connection with the Company's acquisition of GenCare. Through October 31, 1996, $2,959 have been repaid [See Note 23].

[6] Related Party Transactions

On October 1, 1989, a promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. Also, on October 1, 1989, this officer agreed to rent one mobile van from the Company at an annual rental of $24,000. In consideration for a personal guarantee for a $2,500,000 line of credit, as of November 1, 1991, the Company stopped charging rent on the van and suspended interest on the note. The Company also accepted $400 per week in principal payments on the note as of November 1, 1992. As of October 31, 1996, $234,918 in outstanding principal, interest and van rentals are due from the officer.

The Company pays premiums on life insurance policies for its key officers which are to be reimbursed by the officers if one or all leave the Company. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company. At October 31, 1996, $336,037 is included in other assets which represents the amount of premiums paid to date.

[7] Income Taxes

The reconciliation of the provision for income taxes is as follows:

                                                               October 31,
                                                               -----------
                                                           1 9 9 6      1 9 9 5
                                                           -------      -------

               U.S. Federal Statutory Rate                34.0 %       34.0 %
               Utilization of Net Operating
                Loss Carryforward                        (25.9)%      (30.6)%
                                                         -----        -----
                Actual Rate                                8.1 %        3.4 %
               ------------                                ===        =====

The provision for income taxes shown in the consolidated statements of operations consist of the following:

                                                               October 31,
                                                              -----------
                                                          1 9 9 6      1 9 9 5
                                                          -------      -------
Federal                                                  $340,428  $   547,815
State                                                      92,836       143,355
Benefit of Operating Loss Carryforward                   (381,402)    (641,945)
                                                         --------     --------
               Total Provision for Income Taxes      $     51,862  $    49,225
               --------------------------------          ========     ========

Generally accepted accounting principles require deferred tax assets and liabilities to be determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Temporary differences between financial reporting and tax bases of assets and liabilities are related to depreciation, vacation and sick pay accruals and amortization of intangibles.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
----------------------------------------------------

[7] Income Taxes [Continued]

At October 31, 1996, the Company had net operating loss carryforwards of approximately $8,900,000 for income tax purposes. The carryforwards expire in years from 2004 through 2009. The following summarizes the operating loss carryforwards by year of expiration:

Expiration Date                                    Amount
---------------                                    ------
                2004                          $    1,600,000
                2005                               1,400,000
                2006                               1,800,000
                2007                               1,300,000
                2008                               2,400,000
                2009                                 400,000
                                                  ----------
                Total                         $    8,900,000
                -----                             ==========

Investment tax credit carryforwards of approximately $32,161 are available to reduce future income taxes. These credits expire from 1997 to 2002.

At October 31, 1996, the Company has a deferred tax asset of approximately $3,600,000 and a valuation allowance of approximately $3,600,000 related to the asset, a decrease of $100,000 since October 31, 1995. The deferred tax asset primarily relates to net operating loss carryforwards.

[8] Capital Transactions

Holders of the Company's common stock are entitled to one vote per share on matters submitted for shareholder vote. Holders are also entitled to receive dividends ratably, if declared. In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value. In April 1993, the Board of Directors of the Company authorized the change of 604,078 shares from the preferred stock to a new class of Preferred Stock, called "Senior Preferred Stock" which has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock and for a period of ten years after issuance is convertible into one share of common stock upon payment of a conversion price of $1.50 per share. In April 1993, in order to facilitate a public offering contemplated by the Company, Dr. Grodman agreed to cancel his pro-rata option contained in his employment contract and to cancel other outstanding options and warrants to purchase 604,078 shares of Common Stock at prices ranging from $1.45 to $1.50 per share, in consideration for the issuance of 604,078 shares of Senior Preferred Stock. These shares of Senior Preferred Stock were issued in August 1993.

On January 1, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are being held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing. During 1996, 42,413 shares held in escrow were released when collection requirements were met.

In April 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year renewable contract.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
----------------------------------------------------


[8] Capital Transactions [Continued]

On July 27, 1995, an aggregate of 10,000 shares of the Company's $.01 par value common stock was issued upon exercise of a private placement warrant.

On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998.

On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes, totaling $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company.

In November 1995, the Company issued 4,000 shares of common stock in payment of a finders fee.

In December 1995, the Company issued 4,745 shares of common stock in lieu of payment of an invoice for $17,199.

[9] Income Per Share

Income per share is based on the weighted average number of shares of common stock outstanding during each period. Equity equivalents are assumed exercised or converted if dilutive.

[10] Stock Options and Warrants

[A] Employment Incentive Stock Options - In April 1986, the shareholders approved and the Company adopted the 1986 Employee Stock Option Plan ["1986 Plan"] under which 3,667 shares of common stock have been reserved for issuance to persons rendering services to the Company. In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock. Under the terms of its stock option plans, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. These stock options are exercisable up to ten years from the date of grant. Weighted average remaining contractual lives are five years for these options. At October 31, 1996, there were 188,290 shares reserved for future grants under the 1986 and 1989 plans. No stock appreciation rights have been granted. Following is a summary of transactions as of October 31, 1996:

                                                               Shares Under
                                                               ------------
                                                                  Options
                                                                  -------

Outstanding - Beginning of Year                                    482,044
Granted During the Year                                                 --
Expired During the Year                                                 --
Exercised During the Year                                               --
                                                                  --------
               Outstanding and Eligible at end of
               ----------------------------------
                Year for Exercise                                  482,044
                 ----------------                                  =======

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
----------------------------------------------------

[10] Stock Options and Warrants [Continued]

                                                      Weighted Average
                                                      ----------------
                                               Shares Under     Exercise Price
                                               ---------------    ------------
                                               Option           Per Share
                                               ------           ---------
Exercise Prices $1.3125 to $2.025 Per Share     447,710    $        1.44
Exercise Prices $3 to $4.625 Per Share           34,334             3.05
                                                     --          482,044
                                                =======    =============

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." The excess of the current market value for the stock at the date of grant over the option price has been accounted for as deferred compensation and is being expensed over their respective exercise period.

Total compensation cost recognized against income for stock-based employee compensation awards was $-0- for both of the years ended October 31, 1996 and 1995.

[B] Non Incentive Stock Options and Warrants [Non-Employees] - The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 was adopted for financial note disclosure purposes for nonemployee stock options granted after December 15, 1995. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

Non-incentive stock options and warrants may be granted at fair market value or at a price less than fair market value. Following is a summary of transactions as of October 31, 1996:

                                                          Shares Under Options
                                                          -------------------
                                                              and Warrants
                                                              ------------
Outstanding - Beginning of Year                           6,089,047
Granted During the Year                                      40,000
Expired During the Year                                    (106,667)
Exercised During the Year                                        --
                                                           --------
Outstanding and Eligible at End of Year for Exercise      6,022,380
----------------------------------------------------      =========

During the year ended October 31, 1996, 40,000 shares under options were granted to two non-employees. Since these warrants were issued after December 15, 1995, the Company accounts for these non-employee warrants using a fair value methodology in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.8%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 50.75%. Dividends are not expected to be available to shareholders during the expected life of the warrants.

The fair value of these warrants issued in December of 1995 of $27,200 [$.68 per share] has been accounted for as deferred compensation for the year ended October 31, 1996 and is being expensed over the term of the agreement, 5 years. Total compensation expense recognized against income for this deferred compensation was $4,983 and $-0-, respectively for the years ended October 31, 1996 and 1995.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
----------------------------------------------------

[10] Stock Options and Warrants [Continued]

[B] Non Incentive Stock Options and Warrants [Non-Employees] [Continued] - The weighted average exercise price on these options was $3 per share and the weighted average grant date fair value was determined to be $13,600.

                                             Shares Under   Weighted Average
                                             ------------    ---------------
                                             Options and     Exercise Price
                                             -----------     ---------------
                                             Warrants          Per Share
                                             ---------         ---------
Warrants with an Exercise Price
  of $1.50 Per Share                             253,200    $        1.5
Warrants with an Exercise Price of
  $4.50 Per Share                              3,789,175             4.5
Warrants with an Exercise Price of
  $6.75 Per Share                              1,226,666             6.75

Options with an Exercise Price of
  $1.3125 to $1.50 Per Share                     328,337             1.4
Options with an Exercise Price
  of $2.625 to $3.75 Per Share                    50,002             3
Options with an Exercise Price of
  $4.125 to $5.125 Per Share                     375,000             4.7
                                                --------
                                               6,022,380
                                               =========

These warrants and options have weighted average remaining contractual lives of two years.

[11] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to six years. At October 31, 1996, the aggregate minimum commitment under these contracts and agreements, excluding bonuses and commissions, was approximately as follows:

October 31,
-----------
               1997                                                $   592,333
               1998                                                    211,250
               1999                                                    133,333
               2000                                                     63,333
               2001 and Thereafter                                          --
                                                                      --------
                Total                                              $ 1,000,249
               ------                                                =========

Most of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, two employment agreements are for indefinite periods and provide for annual aggregate minimum commitments of $186,700.

[12] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in 2000 as follows:


                                                            October 31,
                                                            -----------
                                                             1 9 9 6
                                                            --------
Medical Equipment                                           $  650,690
Furniture and Fixtures                                          11,565
Leasehold Improvements                                          12,130
                                                               -------
Total                                                          674,385
Less: Accumulated Depreciation                                 274,704
                                                               -------
               Net                                          $  399,681
               ---                                             =======

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
-----------------------------------------------------

[12] Capitalized Lease Obligations [Continued]

Depreciation and amortization expense was $106,191 and $170,601 for the years ended October 31, 1996 and 1995, respectively. Approximately $80,000 of capitalized lease obligations have not been paid when due.

Aggregate future minimum rentals under capital leases are:

Years ended
-----------
October 31,
-----------
               1997                                              $   229,995
               1998                                                   44,268
               1999                                                   39,709
               2000                                                   33,382
               2001                                                       --
               Thereafter                                                 --
                                                                   ---------
               Total                                                 347,354
               Less:  Interest                                        45,643
                                                                   ---------
Present Value of Minimum Lease Payments                          $   301,711
---------------------------------------                            =========

[13] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1996 to 2001. Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 1996 and 1995 was $1,850,085 and $1,640,360, respectively. There were no contingent rental amounts due through October 31, 1996.

Aggregate future minimum rental payments on noncancelable operating leases are as follows:

                                                    Property       Equipment
                                                    --------       ---------
October 31,
-----------
               1997                                 $   645,717    $   605,358
               1998                                     462,023        511,172
               1999                                     142,750        393,530
               2000                                          --        249,382
               2001                                          --        114,620
               Thereafter                                    --             --
                                                      ---------      ---------
                Totals                              $ 1,250,490    $ 1,874,062
               -------                                =========       ========

[14] Litigation

In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations [See Note 22B].


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
-----------------------------------------------------

[15] Insurance

The Company maintains professional liability insurance of $3,000,000 in the aggregate, with a per occurrence limit of $1,000,000 . In addition, the Company maintains excess commercial insurance of $2,000,000 per occurrence. The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs. A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company's operations.

[16] Concentrations of Credit Risk

At October 31, 1996, the Company had approximately $5,300,000 in cash balances at financial institutions which were in excess of the federally insured limits. Substantially all of this amount represents collateral for demand loans with the same financial institutions.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. The Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

[17] Acquisitions

[A] On November 16, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the sellers obligations under the draw station leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. In addition, the Company entered into a five year employment agreement with a senior marketing representative for an annual base salary of $40,000 plus commissions based on sales.

[B] On January 4, 1995 [effective as of November 1, 1994], the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing. The total cost of the acquisition was $1,634,074 which exceeded the fair value of the net assets of GenCare by $2,119,213. The excess is being amortized using the straight-line method over 20 years. In addition, if the specific collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued. As of October 31, 1996, 42,413 shares held in escrow were issued due to specific collection levels being achieved.

[C] On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998. This acquisition was not significant to the Company. During 1996, Oncodec Labs, Inc. was dissolved and is now part of the operations of the Company.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
-----------------------------------------------------

[17] Acquisitions [Continued]

[D] On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company. As of October 31, 1996, 23,611 shares were released from escrow. During 1996, CML was dissolved and is now part of the operations of the Company.

[E] In May 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. ["AML"] for a maximum amount of $612,000 of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three year period solely out of cash collected on customer list revenues. AML has revenues of approximately $900,000 in the most recent fiscal year. This acquisition was not significant to the Company.

[F] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ["SBCL"] of certain assets and rights, including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. At the closing, SBCL agreed for a three year period commencing no more than 120 days after the closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by BRLI at the closing was provided pursuant to its term loan and credit line facilities with PNC Bank [formerly Midlantic Bank, N.A.]. The Company estimates that approximately $1,000,000 in annual revenues could be generated by this acquisition [See Note 22B].

[18] Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, trade receivables, trade payables, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these items because of their short maturities. The fair value of the Company's long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 6].

                                                        October 31, 1996
                                                        ----------------
                                                      Carrying       Fair
                                                      --------       ----
                                                      Amount        Value
                                                      ------        -----

Long-Term Debt                                       $ 1,433,817  $  1,430,140

[19] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $35,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
-----------------------------------------------------


[20] Employee Benefit Plan

In June 1994, the Company began sponsoring the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum of $9,500 in 1996 as adjusted for inflation. The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 1996, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.

[21] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in March 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of
liabilities occurring after December 31, 1996.   Earlier application is not
allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

[22] Subsequent Events

[A] Increase in Revolving Note - On December 23, 1996, PNC Bank amended and restated its agreement with the Company to increase the secured revolving note to $9,500,000 until February 28, 1997, at which time it will revert back to $9,000,000 [See Note 3A].

[B] Litigation - On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement and claims unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable [See Notes 4C and 17F].

[23] Subsequent Events [Unaudited]

Payment on Convertible Subordinated Debentures - In January 1997, the Company reached a verbal agreement with the former owners of GenCare to extend payment of approximately $235,000 in convertible subordinated debentures.



                                .   .   .   .   .   .   .   .   .   .