Form 10-Q
period 1997-01-31
BIO REFERENCE LABORATORIES INC
filed 1997-03-14
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1997
                               ----------------
                                       AND

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number  0-15266
                        -------
                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)
          NEW JERSEY                                   22-2405059
-------------------------------         ---------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                            07407
------------------------------------------                       --------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)            (201) 791-2600
                                                           --------------------


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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,280 ($.01 par value) at March 13, 1996.
              BIO-REFERENCE, LABORATORIES, INC.
                        ---------------------------------
                                    FORM 10-Q
                                    ---------
                                JANUARY 31, 1997
                                ----------------




                                    I N D E X
                                    ---------


                                                                            Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheets as of January 31, 1997 (unaudited)
            and October 31, 1996                                               1

          Statements of Operations for the
                three months ended January 31, 1997 and January 31,
           1996 (unaudited)                                                    3

          Statements of Cash Flows for the
                three months ended January 31, 1997 and January 31,
           1996 (unaudited)                                                    4

          Notes to financial statements                                        6



   Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                  8


PART II.   OTHER INFORMATION                                                   9


   Item 6.     Exhibits and Reports on Form 8-K

   Signatures                                                                 10

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                                     ASSETS
                                     ------


                                                     January 31,    October 31,
                                                     -----------    -----------
                                                         1997          1996
                                                     ------------   -----------
                                                     (Unaudited)
                                                     -----------
CURRENT ASSETS:
--------------
  Cash                                            $1,214,061      $1,401,474
  Cash- Restricted                                   852,000         852,000
  Accounts Receivable (Net)                       12,793,200      12,019,761
  Inventory                                          365,987         394,377
  Other Current Assets                               611,148         442,932
 Certificates of Deposit- Restricted               3,556,250       3,556,250
                                                   ---------       ---------
    TOTAL CURRENT ASSETS                         $19,392,646   $$ 18,666,794
    --------------------                          ----------      ----------
  PROPERTY, PLANT AND EQUIPMENT                   $2,593,502      $2,577,130
  -----------------------------
    LESS:  Accumulated Depreciation                1,363,114       1,265,836
    ----                                           ---------       ---------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                       $1,230,388      $1,311,294
  -------------------------                        ---------       ---------

OTHER ASSETS:
------------
   Certificate of Deposit - Restricted              $123,750        $123,750
   Due from Related Party                            229,718         234,918
   Deposits                                          222,649         220,254
   Goodwill (Net of Accumulated
    Amortization of $1,104,802 and $1,052,038,
    respectively)                                  3,115,639       3,168,403
   Deferred Charges (Net of Accumulated
    Amortization of $1,567,109 and $1,444,265,
    respectively)                                  4,041,442       4,164,286
      Other Assets                                   341,037         341,037
                                                     -------        -------
   TOTAL OTHER ASSETS                             $8,074,235      $8,252,648
   ------------------                              ---------       ---------
   TOTAL ASSETS                                  $28,697,269     $28,230,736
   ------------                                   ==========      ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     January 31,    October 31,
                                                     -----------    -----------
                                                         1997          1996
                                                        ----------------------
                                                     (Unaudited)
                                                     -----------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                                $2,271,338      $2,139,303
  Salaries and Commissions Payable                   832,133         878,996
  Accrued Expenses                                   329,994         327,876
  Current Portion of Long-Term Debt                  715,442         730,374
  Current Portion of Leases Payable                  160,100         202,147
  Subordinated Notes                                 241,829         243,829
  Notes Payable                                   10,352,000       9,930,741
  Taxes Payable                                      254,539         141,081
                                                     -------         -------
    TOTAL CURRENT LIABILITIES                    $15,155,375     $14,594,347
    -------------------------                     ----------      ----------
LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt              1,319,908       1,433,817
  Long-Term Portion of Leases Payable                 90,854          99,564
                                                      ------          ------
        TOTAL LONG-TERM LIABILITIES               $1,410,762      $1,533,381
        ---------------------------                ---------       ---------
SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                     $     --        $     --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                 --              --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued  and Outstanding 6,300,280 shares
    in January 31, 1997 and 6,300,280 shares in
    October 31, 1996                                  63,003          63,003

  Additional Paid-In Capital                      22,493,705      22,493,705

  Accumulated [Deficit]                         (10,404,748)    (10,431,483)
                                                 -----------     -----------
  Totals                                        $12,151,960     $12,125,225
  Deferred Compensation                             (20,828)        (22,217)
                                                     -------         -------

    TOTAL SHAREHOLDERS' EQUITY                  $12,131,132     $12,103,008
    --------------------------                    ----------      ----------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                         $28,697,269     $28,230,736
   --------------------                            =========      ==========
The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  [UNAUDITED]
                                   ---------
                                                     Three months ended
                                                     ------------------
                                                         January 31,
                                                         ----------
                                                  1 9 9 7        1 9 9 6
                                                  -------        -------
NET REVENUES:                              $   9,275,144    $ 8,122,702
------------                                    --------     ---------

COST OF SERVICES:
----------------
    Depreciation                                 $90,843       $90,798
    Employee Related Expenses                  2,188,041     2,099,400
    Reagents and Lab Supplies                  1,199,051     1,092,998
    Other Cost of Services                     1,326,566     1,141,906
                                                ---------    ---------
      TOTAL COST OF SERVICES                  $4,804,501    $4,425,102
      ----------------------                   ---------     ---------
GROSS PROFIT ON REVENUES                      $4,470,643    $3,697,600
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization                 $182,043      $154,542
  Other General and Admin. Expenses            2,908,439     2,604,430
  Bad Debt Expense                             1,137,149     1,144,108
                                               ---------     ---------
      TOTAL GENERAL AND ADMIN. EXPENSES       $4,227,631    $3,903,080
      ---------------------------------        ---------     ---------
  OPERATING INCOME (LOSS)                       $243,012    $ (205,480)
  -----------------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                              $277,399      $203,438
  Interest Income                               (68,765)      (80,166)
                                                --------       -------
          TOTAL OTHER EXPENSES - NET            $208,634      $123,272
          --------------------------             -------       -------
INCOME (LOSS) BEFORE TAX                         $34,378    $(328,752)
------------------------
  Provision for Income Taxes                      $7,643       $44,270
                                                   -----        ------
 NET INCOME (LOSS)                               $26,735    $(373,022)
 -----------------                                ======     =========

 NET INCOME (LOSS) PER SHARE                      $   --    $    (.06)
 ---------------------------                      ======       =======
 WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           6,300,280     6,091,096
  ------------------                          ==========     =========
The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   [UNAUDITED]
                                    ---------
                                                      Three months ended
                                                      ------------------
                                                            January 31,
                                                           -----------
                                                     1 9 9 7         1 9 9 6
                                                     -------         -------
OPERATING ACTIVITIES:
--------------------
   Net Income (Loss)                              $   26,735   $ (373,022)
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                              1,389         4,375
    Depreciation and Amortization                    272,886       245,340
     Provision for Bad Debts                       1,137,149     1,144,108
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                         (1,910,588)   (1,789,888)
     Other Assets                                      2,805           401
     Prepaid Expenses and Other Current Assets     (139,826)      (67,635)
     Deferred Charges and Goodwill                        --     (164,204)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities        200,748     (164,181)
                                                  ----------     ---------
           NET CASH - OPERATING ACTIVITIES        $   (408,702)$(1,164,706)
           -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                       $ (16,372)     $(102,351)
   Cash overdraft assumed in connection
     With acquisition                                     --       (3,797)
                                                 -----------       -------
                                                    (16,372)     (106,148)


FINANCING ACTIVITIES:
--------------------
   Payments of Long-Term Debt                     $(130,841)     $(631,672)
   Increase in Long-Term Debt                             --       109,918
   Payments of Capital Lease Obligations            (50,757)      (58,350)
   Payments of Subordinated Notes Payable            (2,000)       (7,920)
   Increase in Revolving Line of Credit              421,259     1,375,035
   Decrease in Restricted Cash                            --       544,646
                                                     -------       -------
          NET CASH - FINANCING ACTIVITIES         $  237,661     $1,331,657
          -------------------------------            -------     ---------
    NET INCREASE (DECREASE) IN CASH               $(187,413)     $  60,803
    -------------------------------
    CASH AT BEGINNING OF PERIODS                   1,401,474       636,246
    ----------------------------                   ---------       -------
    CASH AT END OF PERIODS                        $1,214,061     $ 697,049
    ----------------------                         =========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                                     $  311,925     $ 183,740
     Income Taxes                                 $    7,643     $  44,270
The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------
In December, 1995, the Company issued 4,745 shares of common stock in payment of a $17,198.45 invoice due to a vendor.

In January, 1996, the Company issued debt in the amount of $108,000 in connection with the acquisition of a customer list.

In April, 1996, management wrote-off an intangible asset with a carrying value of $197,986 and related debt in the amount of $168,528 in connection with an impaired contract.

In July, 1996, management wrote-off an intangible asset with a carrying value of $90,700 in connection with an abandoned acquisition.

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

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to a fair statement of the results for the interim periods presented.

[2] The results of operations for the three month period ended January 31, 1997 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1996 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

                        Three Months Ended
                            January 31

                       1997           1996
                       ----           -----
                    $9,053,223     $ 6,788,521

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $2,876,647 at January 31, 1996 and $6,124,003 at January 31, 1997.

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 8 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years. On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

[8] The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[9] Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

[10] Income per share is based on the weighted average number of shares of common stock outstanding during each period.

[11] The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[12] At January 31, 1997, the Company had $4,532,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[13] At January 31, 1997, the Company had $5,239,850 in cash in excess of the federally insured limits, however $4,532,000 of this amount represents collateral for demand loans with the same banks.

[14] Effective November 1, 1993, the Company adopted FAS 109 "Accounting for Income Taxes." The effect of the adoption is not material to the financial statements. The Company elected not to restate prior financial statements.

The Company had net operating loss carryforwards at October 31, 1996 of approximately $8,900,000 which begin to expire in 1997. As a result of these carryforwards, the Company has a deferred tax asset of approximately $3,600,000 which has been offset by a valuation account of $3,600,000, resulting in a net deferred asset of $-0-.

[15] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of July 31, 1996, $2,500,000 was paid against the principal on this note. The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.

[16] In March, 1995, the Company consummated a $6,500,000 line of credit with PNC Bank, N.A.- Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. In July, 1996, this line of credit was increased to $9,000,000. In February, 1997, PNC Bank amended its agreement with the Company to increase this line to $9,500,000 until March 31, 1997, at which time it will revert back to $9,000,000. The Company is currently in negotiations with the Bank to make this a permanent change.

[17] In November, 1995, the Company acquired Oncodec Labs, Inc. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998. This acquisition was not significant to the Company.

[18] In November, 1995, the Company acquired Community Medical Laboratories ("CML"). All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, certain CML noteholders delivered CML promissory notes totaling an aggregate $399,958 in indebtedness including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement with CML's president providing for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company.

[19] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On a quarterly basis, management evaluates whether the carrying value of these intangible assets has become impaired. This evaluation is done by comparing the carrying value of these intangible assets to the value of projected discounted net cash flow from related operations. Impairment is recognized if the carrying value of these intangible assets is greater than the projected discounted net cash flow from related operations. In the quarter ended April 30, 1996, certain intangible assets were deemed to be impaired. As a result, a charge of $29,458 was recorded for the write-down of these assets.

[20] In May, 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. ("AML") for a maximum amount of $612,000, of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three-year period. AML had revenues of approximately $900,000 in the twelve months preceding the acquisition. This acquisition was not significant to the Company.

[21] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997.
Interest was imputed at the prime rate.   At January 31, 1997, the Outstanding
debt balance is $551,373. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with Midlantic Bank, N.A. The Company estimates that approximately $1,000,000 in annual revenues could be generated by this acquisition. (See Note 22)

[22] On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Sale/Purchase Agreement and the Non-Competition Agreement between the parties and claimed unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable issued in connection with the purchase. In the normal course of its business, the Company is exposed to a number of other asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                      -------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
NET REVENUES:
------------
Net revenues for the three month period ended January 31, 1997 were $9,275,144, as compared to $8,122,702 for the three month period ended January 31, 1996; this represents a 14% increase in net revenues.

The number of patients serviced during the period ended January 31, 1997 was 171,344 which was an increase of 8% over the prior comparable period. Net revenue per patient increased during the quarter ended January 31, 1997 to $54.13 as compared to net revenue per patient of $50.90 for the prior comparable quarter, an increase in net revenue per patient of 6%. Part of this increase in net revenues per patient may be attributable to the Company's emphasis on specialty testing. Revenues in the Company's Renal Reference (dialysis testing unit), Fertility Reference Laboratory (a business unit specializing in male fertility) and GenCare Biomedical Research (the Company's oncology and tumor tissue testing unit) have all increased in this quarter versus the corresponding quarter in the past fiscal year. These units are all associated with higher net revenue per patient than the rest of Bio-Reference's testing segments. In particular, GenCare experienced an increase in net revenues per patient; to $102.43 for the period ended January 31, 1997 from $68.90 during the previous corresponding quarter. This represents an increase of net revenue per patient for this business unit of 49%. Management can not project if these increases will continue, or if they do, at what rate.

COST OF SALES:
-------------
Cost of Services increased from $4,425,102 for the three month period ended January 31, 1996 to $4,804,501 for the quarter ended January 31, 1997. This represents a 9% increase in direct operating costs, which is in line with the 14% increase in net revenues.

Gross profits on net revenues increased from $3,697,600 for the period ended January 31, 1996 to $4,470,643 for the three month period ended January 31, 1997; an increase of 21%. This increase resulted from the 9% increase in direct expenses, while net revenues increased 14%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending January 31, 1997 were $4,227,631 as compared to $3,903,080 for the quarter ending January 31, 1996, an increase of $324,551 or 8%, which is in line with the 14% increase in net revenues.

INTEREST EXPENSE:
----------------
Interest expense increased from $203,438 during the three month period ending January 31, 1996 to $277,399 during the three month period ending January 31, 1997 and is due to the Company's increase in asset based borrowing.

INCOME (LOSS):
-------------
The Company had net income of $26,735 for the three months ended January 31, 1997 as compared to a net loss of $373,022 for the three months ended January 31, 1996. Management believes the net income of $26,735 for the period ended January 31, 1997 was attributable to (1) the mild winter weather that the Northeast experienced during December and January and (2) the cost reduction program implemented during January of 1997, whereas the loss for the first three months of fiscal 1996 was primarily attributable to the severe winter weather experienced during such quarter in the northeastern United States.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of January 31, 1997 was $4,237,271 as compared to $4,072,447 at October 31, 1996 an increase of $164,824.

The Company increased its cash position by approximately $ 60,800 during the current quarter. The Company utilized $1,164,706 in cash for operating activities. To offset this use of cash the Company borrowed $1,375,035 in short-term debt and $109,918 in long-term debt and repaid approximately $697,642 in existing debt.

The capital spending requirements for the Company during 1997 is expected not to exceed $575,000. To date, approximately $16,500 has been spent on capital improvements.

The Company had current liabilities of $15,155,375 at January 31, 1997. The three largest items in this category are notes payable of $9,500,000, accounts payable of $2,271,338 and current portion of long-term debt of $1,565,442.

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

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. For example, the House Energy and Commerce Subcommittee on Oversight and Investigation introduced legislation in 1987 and 1989 that would require clinical laboratories to charge Medicare the lowest prices charged to any client. In October 1990, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") proposed a so-called "laboratory roll-in" reimbursement methodology, whereby physicians would be reimbursed a flat fee per office visit for clinical laboratory testing, thereby forcing clinical laboratories to bid to provide those services to physicians. The administration's budget package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for a reduction in the Medicare national limitation amounts, from the current level of 88% of the national median to 76% of the national median. This proposed reduction was subsequently adopted. The Health Care Financing Administration ("HCFA") has announced that it is developing a proposal to provide for reimbursement of clinical laboratories on a competitive bid basis. In addition, a number of states, HHS and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $9,000,000. As of January 31, 1997, $9,500,000 of this facility has been utilized. However, on February 4, 1997, the Bank amended and restated its agreement with the Company to increase the secured revolving note to $9,500,000 until March 31, 1997, at which time it will revert back to $9,000,000. The Company is currently in negotiations with the Bank to make this a permanent change. In addition, the Company has verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes are now expected to be paid in full during the first quarter of calendar 1999.
Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

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

     The FASB has also issued SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. Some provisions of SFAS No. 125, which are unlikely to apply to the Company, have been deferred by the FASB.

                                     PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

No reports on Form 8-K have been filed during the quarter ended January 31, 1997.

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




Date: March 14, 1997