Form 10-Q
period 1997-04-30
BIO REFERENCE LABORATORIES INC
filed 1997-06-13
CIK 792641

FORM 10-Q

                                           SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 1997
                               --------------
                                                           AND

(   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission File Number  0-15266
                        -------
                                            BIO-REFERENCE LABORATORIES, INC.

                 (Exact name of registrant as specified in its charter)
          NEW JERSEY                                     22-2405059
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                           07407
------------------------------------------                           -----
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)          (201) 791-2600
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
                          APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,300,280($.01 par value) at June 6, 1997.
                                       BIO-REFERENCE, LABORATORIES, INC.

                                                        FORM 10-Q

                                                     APRIL, 30 1996




                                                       I N D E X
                                                       ---------

                                                                        Page


PART I.   FINANCIAL INFORMATION

  Item 1.     Financial Statements
              Balance Sheet as of April 30, 1997 (unaudited)
              and October 31, 1996                                       1

              Statements of Operations for the
               three months and six months ended April 30, 1997
               and April 30, 1996 (unaudited)                            3

              Statements of Cash Flows for the
               six months ended April 30, 1997 and April 30,
               1996 (unaudited)                                          4

              Notes to financial statements                              6



   Item 2.Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7


PART II.   OTHER INFORMATION                                            10

      Item 6.        Exhibits and Reports on Form 8-K                   10

   Signatures                                                           11
                                         BIO-REFERENCE LABORATORIES, INC.

                                                  BALANCE SHEETS

                                                      ASSETS
                                                      ------

CURRENT ASSETS:
--------------
                                            April 30,           October 31,
                                              1997                 1996
                                              ----                 ----
                                          (Unaudited)

  Cash                                    $   1,399,203     $      1,401,474
  Cash- Restricted                              852,000              852,000
  Accounts Receivable (Net)                  13,373,523           12,019,761
  Inventory                                     412,648              394,377
  Other Current Assets                          391,602              442,932
  Certificates of Deposit- Restricted         3,556,250            3,556,250
                                            -----------            ---------
    TOTAL CURRENT ASSETS                    $19,985,226     $     18,666,794
    --------------------                    -----------            ---------

  PROPERTY, PLANT AND EQUIPMENT             $ 2,780,359     $      2,577,130
  -----------------------------
LESS:  Accumulated Depreciation               1,464,671            1,265,836
----                                        -----------            ---------

  TOTAL PROPERTY,
  ----------------
  PLANT AND EQUIPMENT - NET                 $ 1,315,688     $      1,311,294
  -------------------------                 -----------            ---------
OTHER ASSETS:
------------
   Certificates of Deposit- Restricted      $   123,750     $             --
   Due from Related Party                       224,518              234,918
   Deposits                                     186,574              234,918
   Goodwill (Net of Accumulated
    Amortization of $1,157,565)               3,062,876            3,168,403
   Deferred Charges (Net of Accumulated
    Amortization of $1,689,953)               3,918,598            4,164,286
   Other Assets                                 341,037              341,037
                                            -----------          -----------
   TOTAL OTHER ASSETS                       $ 7,857,353     $      8,252,648
   ------------------                       -----------            ---------
   TOTAL ASSETS                             $29,158,267     $     28,230,736
   ------------                             ===========          ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                         BIO-REFERENCE LABORATORIES, INC.

                                                  BALANCE SHEETS

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

                                           April 30               October 31,
                                             1997                     1996
                                             ----                     ----
                                          (Unaudited)
CURRENT LIABILITIES:
-------------------
  Accounts Payable                      $ 2,582,625           $    2,139,303
  Salaries and Commissions Payable          966,288                  878,996
  Accrued Expenses                          257,865                  327,876
  Current Portion of Long-Term Debt         691,181                  730,374
  Current Portion of Leases Payable         145,764                  202,147
  Current Portion of Subordinated Notes     168,829                  243,829
  Notes Payable                          10,379,921                9,930,741
  Taxes Payable                             169,452                  141,081
                                        -----------                  -------
  TOTAL CURRENT LIABILITIES             $15,361,925             $ 14,594,347
  -------------------------             -----------               ----------
LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt       999,716                1,433,817
  Long-Term Portion of Leases Payable       167,342                   99,564
                                         ----------                   ------
        TOTAL LONG-TERM LIABILITIES     $ 1,167,058                  99,564
        ---------------------------      ----------                  ------
SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                      $           --              $         --
  Senior Preferred Stock, $.10
    Par Value; Authorized 604,078
    shares, Issued and Outstanding
    604,078 shares                               --                         --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued and Outstanding 6,300,280
    shares in April, 30, 1997 and
    Issued and Outstanding 6,300,280
    shares in October 31, 1996               63,003                   63,003

  Additional Paid-In Capital              22,493,705               22,493,705

  Accumulated [Deficit]                   (9,907,984)             (10,431,483)
                                        ------------               ----------
  Totals                                 $12,648,724             $ 12,125,225
  Deferred Compensation                      (19,440)                (22,217)
                                         -----------                  ------
  TOTAL SHAREHOLDERS' EQUITY             $12,629,284             $ 12,103,008
  --------------------------             -----------               ----------
         TOTAL LIABILITIES AND
         ---------------------
         SHAREHOLDERS' EQUITY            $29,158,267             $ 28,230,736
         --------------------            ===========               ==========

The Accompanying Notes are an Integral Part of These Financial Statements.
                                   BIO-REFERENCE LABORATORIES, INC.

                                      STATEMENTS OF OPERATIONS

                                           [UNAUDITED]

                                              Three months ended
                                              ------------------
                                                  April 30,
                                                  --------
                                         1 9 9 7              1 9 9 6
                                         -------              -------
NET REVENUES:                       $  9,974,850         $   8,861,569
------------                           ---------             ---------
COST OF SERVICES:
----------------
    Depreciation                    $     94,433         $      91,289
    Employee Related Expenses          2,149,693             2,133,413
    Reagents and Lab Supplies          1,195,824             1,045,180
    Other Cost of Services             1,384,966             1,155,110
                                       ---------             ---------
      TOTAL COST OF SERVICES        $  4,824,916         $   4,424,992
                                       ---------             ---------
GROSS PROFIT ON REVENUES            $  5,149,934         $   4,436,577
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization     $    182,733         $     157,086
  Other General and Admin. Expenses    2,744,895             2,712,748
  Bad Debt Expense                     1,510,133               984,924
                                       ---------            ----------
      TOTAL GENERAL AND ADMIN.
      EXPENSES                      $  4,437,761         $   3,854,758
      --------                         ---------             ---------
  OPERATING INCOME                  $    712,173         $     581,819
  ----------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                  $    281,031         $     185,931
  Interest Income                        (64,762)              (71,193)
                                         --------              --------
          TOTAL OTHER EXPENSES -
            NET                     $    216,269         $     114,738
            ---                          -------               -------
INCOME BEFORE TAX                   $    495,904         $     467,081
-----------------
  Provision for Income Taxes                (860)               47,237
                                      -----------             ---------
NET INCOME                          $    496,764         $     419,844
----------                               =======               =======
 NET INCOME PER SHARE               $        .08         $         .07
 --------------------                        ===                   ===
  WEIGHTED AVERAGE NUMBER OF SHARES
  ----------------------------------
  OUTSTANDING                          6,300,280             6,094,259
  -----------                          =========             =========

                                            Six months ended
                                            ----------------
                                                April 30
                                                --------
                                      1 9 9 7                  1 9 9 6
                                      -------                  -------
NET REVENUES:                       $ 19,249,995           $  16,984,271
------------                          ----------              ----------
COST OF SERVICES:
----------------
    Depreciation                    $    185,276         $      182,087
    Employee Related Expenses          4,337,734              4,232,813
    Reagents and Lab Supplies          2,394,876              2,138,177
    Other Cost of Services             2,711,532              2,297,016
                                        --------              ---------
      TOTAL COST OF SERVICES        $  9,629,418         $    8,850,093
      ----------------------           ---------              ---------
GROSS PROFIT ON REVENUES            $  9,620,577         $    8,134,178
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization     $    364,776         $     311,628
  Other General and Admin. Expenses    5,653,334             5,317,177
  Bad Debt Expense                     2,647,282             2,129,033
                                        --------            ----------
      TOTAL GENERAL AND ADMIN.
      EXPENSES                      $  8,665,392         $   7,757,838
      --------                         ---------             ---------
  OPERATING INCOME                  $    955,185         $     376,340
  ----------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                  $    558,430         $     389,369
  Interest Income                       (133,527)             (151,358)
                                        --------             ---------
          TOTAL OTHER EXPENSES -
          NET                       $    424,903         $     238,011
          ---                            -------               -------
INCOME BEFORE TAX                   $    530,282         $     138,329
-----------------
  Provision for Income Taxes               6,783                91,507
                                        --------            ----------
NET INCOME                          $    523,499         $      46,822
----------                              ========              ========
 NET INCOME PER SHARE               $        .08         $         .01
 --------------------                        ===                   ===
  WEIGHTED AVERAGE NUMBER OF SHARES
  ---------------------------------
  OUTSTANDING                          6,300,280             6,092,677
  -----------                          =========             =========

The Accompanying Notes are an Integral Part of These Financial
Statements.                         BIO-REFERENCE LABORATORIES, INC.

                                        STATEMENTS OF CASH FLOWS

                                               [UNAUDITED]

                                                      Six months ended
                                                      ----------------
                                                          April 30,
                                                          --------
                                               1 9 9 7              1 9 9 6
                                               -------              -------
OPERATING ACTIVITIES:
--------------------
   Net Income                                $   523,499          $    46,822
   Adjustments to Reconcile Net
        Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                          2,777                8,750
    Depreciation and Amortization                550,052              493,715
    Provision for Bad Debts                    2,647,282            2,129,033
    Gain on Sale of Marketable
      Securities                                      --               (9,274)
    Write-down of Impaired Assets                     --               29,458
   Change in Assets and Liabilities, net of
      effects of acquisitions
   (Increase) Decrease in:
     Accounts Receivable                     (4,001,044)           (3,592,880)
     Other Assets                                33,059                39,855
     Prepaid Expenses and Other Current
          Assets                                 44,080               109,868
     Deferred Charges and Goodwill                   --              (182,954)
   Increase (Decrease) in:
     Accounts Payable and Accrued
          Liabilities                           488,974              (199,928)
                                              ----------          ------------
           NET CASH - OPERATING
              ACTIVITIES                     $  288,679           $(1,127,535)

INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                 $  (90,368)          $  (191,325)
   Cash overdraft assumed in connection
     with acquisition                               --                (3,797)
   Investment in Certificate of Deposit             --               (77,350)
                                            ----------           -----------
                                            $  (90,368)          $  (272,472)

FINANCING ACTIVITIES:
--------------------
   Proceeds from Sales of Marketable
       Securities                           $       --           $   501,893
   Payments of Long-Term Debt                 (473,297)           (1,251,307)
   Increase in Long-Term Debt                       --               109,918
   Payments of Capital Lease
       Obligations                            (101,465)             (156,020)
   Payments of Subordinated Notes
        Payable                                (75,000)               (7,920)
   (Increase) Decrease in Restricted
        Cash                                        --             1,107,646
   Increase in Revolving Line of Credit        449,180             1,894,789
                                            ----------           -----------
          NET CASH - FINANCING
          ---------------------
             ACTIVITIES                     $ (200,582)          $ 2,198,999
             ----------                     -----------          -----------
    NET INCREASE (DECREASE) IN CASH         $   (2,271)          $   798,992
    -------------------------------
    CASH AT BEGINNING OF PERIODS             1,401,474               636,246
    ----------------------------            ----------           -----------
    CASH AT END OF PERIODS                  $1,399,203           $ 1,435,238
    ----------------------                  ==========           ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                              $  577,269           $   387,018
     Income Taxes                          $    6,783           $    91,507

The Accompanying Notes are an Integral Part of These Financial
Statements.
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
--------------------------------------------------
ACTIVITIES:
----------
In December, 1995, the Company issued 4,745 shares of common stock in payment of a $17,198.45 invoice due to a vendor.

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

In October, 1996, the Company incurred a capital lease obligation of $69,812 in connection with the acquisition of medical equipment.

In March, 1997, the Company incurred capital lease obligations
(2) of $112,861 in connection with the acquisition of medical equipment.


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

[2] The results of operations for the six month period ended
April 30, 1997 are not necessarily indicative of the results to be expected for the entire year.

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

                   Three Months Ended                   Six Months Ended
                       April 30                            April 30
              1997                  1996             1997           1996
              ----                  ----              ----           ----
              $10,530,654           $8,340,329       $19,583,877    $15,128,850

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $7,518,205 at April 30, 1997.

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

[12] At April 30, 1997, the Company had   $4,532,000 of
restricted cash which represents collateral for two demand notes issued pursuant to bank loans.

[13] At April 30, 1997, the Company had $5,931,203 in cash in excess of the federally insured limits, however $4,532,000 of this amount represents collateral for demand loans with the same banks.

[14] Effective November 1, 1993, the Company adopted FAS 109
"Accounting for Income Taxes." The effect of the adoption is not material to the financial statements. The Company elected not to restate prior financial statements.

The Company had net operating loss carryforwards at October 31, 1996 of approximately $8,900,000 which begin to expire in 1997. As a result of these carryforwards, the Company has a deferred tax asset of approximately $3,600,000 which has been offset by a valuation account of $3,600,000, resulting in a net deferred asset of $-0-.[15] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of January 31, 1996, $2,500,000 was paid against the principal on this note.
The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.

[16] In March, 1995, the Company consummated a $6,500,000 line of credit with PNC Bank, N.A.-Asset Based Lending Department. The credit line is secured by the Company's accounts receivable, is for a two-year term and may be extended for annual periods by mutual consents, thereafter. In July, 1996, this line of credit was increased to $9,000,000. In March,1997, PNC Bank amended its agreement with the Company to increase this line to $10,000,000.

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

[18] In November, 1995, the Company acquired Community Medical Laboratories ("CML"). All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, certain CML noteholders delivered CML promissory notes totaling an aggregate $399,958 in indebtedness including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement with CML's chief executive providing for an annual salary of $60,000 contingent on revenue received from specified draw stations. This acquisition was not significant to the Company.

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

[21] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance was payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. Interest was imputed at the prime rate. At April 30, 1997, the Outstanding debt balance as reflected on Bio-Reference Laboratories, Inc.'s Balance Sheet was $551,573. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,00 down payment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with Midlantic Bank, N.A. The Company estimates that approximately $1,000,000 in annual revenues could be generated by this acquisition. (See Note 22).

[22] On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ("SBCL") alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Sale/Purchase Agreement and the Non-Competition Agreement between the parties and claimed unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor.
As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable issued in connection with the purchase. In the normal course of its business, the Company is exposed to a number of other asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.Item 2.
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    RESULTS OF OPERATIONS

                  COMPARISON OF SECOND QUARTER 1997 VS SECOND QUARTER 1996

NET REVENUES:
------------
Net revenues for the three month period ended April 30, 1997 were $9,974,850, as compared to $8,861,569 for the three month period ended April 30, 1996; this represents a 13% increase in net revenues.

The number of patients serviced during the quarter ended April 30, 1997 was 184,182 constituting an increase of 4% over the prior comparable quarter. Net revenue per patient increased during the quarter ended April 30, 1997 to $54.16 as compared to net revenue per patient of $50.06 for the prior comparable quarter, an increase in net revenue per patient of 8%. Part of this increase in net revenues per patient may be attributable to the Company's emphasis on specialty testing. Revenues in the Company's Renal Reference (dialysis testing unit), Fertility Reference Laboratory (a business unit specializing in male fertility) and GenCare Biomedical Research (the Company's oncology and tumor tissue testing unit) have all increased in this quarter versus the corresponding quarter in the past fiscal year. These units are all associated with higher net revenue per patient than the rest of Bio-Reference's testing segments. In particular, GenCare experienced an increase in net revenues per patient; to $150.66 for the period ended April 30, 1997 from $94.98 during the previous corresponding quarter. This represents an increase of net revenue per patient for this business unit of 59%. Management can not project if these increases will continue, or if they do, at what rate.

COST OF SALES:
-------------
Cost of Services increased from $4,424,992 for the three month period ended April 30, 1996 to $4,824,916 for the quarter ended
April 30, 1997. This represents a 9% increase in direct operating costs, which is in line with the 13% increase in net revenues.

Gross profits on net revenues increased from $4,436,577 for the period ended April 30, 1996 to $5,149,934 for the three month period ended April 30, 1997; an increase of 16%. This increase resulted from the 9% increase in direct expenses, as compared with the net revenue increase of 13%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending April 30, 1997 were $4,437,761 as compared to $3,854,758 for the quarter ending April 30, 1996, an increase of $583,003 or 15%.The Company adjusted upward its reserve for bad debts on its professional accounts by an additional $300,000. Without this adjustment, General and Administrative Expense would have increased only 7%.

INTEREST EXPENSE:
----------------
Interest expense increased from $185,931 during the three month period ending April 30, 1996 to $281,031 during the three month period ending April 30, 1997 and is due to the Company's increase in asset based borrowing.

INCOME (LOSS):
-------------
The Company had net income of $496,764 for the three months ended April 30, 1997 as compared to $419,844 for the three months ended April 30, 1996.Management believes the increase in net income of $76,920 for the period ended April 30, 1997 was attributable to
(1) the mild winter weather that the Northeast experienced during February as compared to the prior year and (2) the cost reduction program implemented during January of 1997.

                         SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996
                         ------------------------------------------

NET REVENUES:
------------
Net Revenues for the six month period ended April 30, 1996 were $16,984,271 as compared to $19,249,995 for the current six month period ended April 30, 1997; this represents an 13% increase in net revenues.

The number of patients serviced during the six month period ended April 30, 1997 was 355,526 which was an increase of 6% over the prior comparable period. Net revenue per patient increased during the period ended April 30, 1997 to $54.15 as compared to net revenue per patient of $50.49 for the prior comparable period, an increase in net revenue per patient of 8%. Part of this increase in net revenues per patient may be attributable to the Company's emphasis on specialty testing. Revenues in the Company's Renal Reference (dialysis testing unit), Fertility Reference Laboratory (a business unit specializing in male fertility) and GenCare Biomedical Research (the Company's oncology and tumor tissue testing unit) have all increased in the current six month period versus the corresponding period in the prior fiscal year. These units are all associated with higher net revenue per patient than the rest of Bio-Reference's testing segments. In particular, GenCare experienced an increase in net revenues per patient; to $150.20 for the six month period ended April 30, 1997 from $98.08 during the previous corresponding period. This represents an increase of net revenue per patient for this business unit of 53%. Management can not project if these increases will continue, or if they do, at what rate.


COST OF SALES:
-------------
Cost of Services increased from $8,850,093 for the six month period ended April 30, 1996 to $9,629,418 for the six month period ended April 30, 1997. This represents a 9% increase in direct operating costs and is in line with the 13% increase in net revenues.

Gross profits on net revenues increased from $8,134,178 for the six month period ended April 30, 1996 to $9,620,577 for the six month period ended April 30, 1997; an increase of $1,486,399 (18%). This increase resulted from an increase in net revenues of 13%, while direct operating expenses increased by 9%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the six month period ending April 30, 1997 were $8,665,392 as compared to $7,757,838 for the period ending April 30, 1996, an increase of $906,554 or 12%. This increase is in line with the 11% increase in net revenues. The Company adjusted upward its reserve for bad debts on its professional accounts by an additional $300,000. Without this adjustment, General and Administrative Expense would have increased only 8%.

INTEREST EXPENSE:
----------------
Interest expense increased from $389,369 during the six month period ending April 30, 1996 as compared to $558,430 during the six month period ending April 30, 1997 and is the result of the Company's increase in asset based borrowing.

INCOME:
------
The Company had net income of $523,499 for the six months ended April 30, 1997 as compared to net income of $46,822 for the six months ended April 30, 1996 an increase of $476,677. Management believes the increase in net income of $ 476,677 for the period ended April 30, 1997 was attributable to (1) the mild winter weather that the Northeast experienced during December, January and February and (2) the cost reduction program implemented during January of 1997.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of April 30, 1997 was $4,623,301 as compared to $4,072,447 at October 31, 1996 an increase of $550,854.

The Company decreased its cash position by approximately $ 2,300 during the quarter ended April 30, 1997. Net cash provided by operating activities was $288,679 for the period ended April 30, 1997. The Company borrowed $449,180 in short-term debt and repaid $649,762 in existing debt.

The capital spending requirements for the Company during fiscal
1997 is expected not to exceed $575,000.  To date, approximately
$90,400 has been spent on capital improvements and approximately
$112,900 in capital leases.

The Company had current liabilities of $15,361,925 at April 30, 1997. The three largest items in this category are notes payable of $10,379,921, accounts payable of $2,582,625 and current portion of long-term debt of $1,005,774.

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

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. For example, the House Energy and Commerce Subcommittee on Oversight and Investigation introduced legislation in 1987 and 1989 that would require clinical laboratories to charge Medicare the lowest prices charged to any client. In October 1990, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") proposed a so-called "laboratory roll-in" reimbursement methodology, whereby physicians would be reimbursed a flat fee per office visit for clinical laboratory testing, thereby forcing clinical laboratories to bid to provide those services to physicians. The administration's budget package for fiscal 1993 recommended adoption of a proposal of the U.S. General Accounting Office issued in connection with a study of clinical laboratory costs made in June 1991 calling for a reduction in the Medicare national limitation amounts, from the then current level of 88% of the national median to 76% of the national median. This proposed reduction was subsequently adopted. The Health Care Financing Administration ("HCFA") has announced that it is developing a proposal to provide for reimbursement of clinical laboratories on a competitive bid basis. In addition, a number of states, HHS and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, common tock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $10,000,000. As of April 30, 1997, $9,527,921 of
this facility has been utilized. In addition, the Company has verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes are now expected to be paid in full during the first quarter of calendar 1999.

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

                                           PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
No reports on Form 8-K have been filed during the quarter ended
April 30, 1997.
                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)



/S/ Marc D. Grodman
-------------------
Marc D. Grodman, M.D.
President




/S/ Sam Singer
--------------
Sam Singer
Chief Financial and Accounting Officer


Date:  June 13, 1996