Form 10-Q
period 1997-07-31
BIO REFERENCE LABORATORIES INC
filed 1997-09-12
CIK 792641

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1997
                                      AND

(   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number  0-15266

                       BIO-REFERENCE LABORATORIES, INC.
------------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)
          NEW JERSEY                                 22-2405059
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                          07407
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)            (201) 791-2600
                                                           -------------------

------------------------------------------------------------------------------

(Former name,former address and former fiscal year,if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,115,280 ($.01 par value) at September 11, 1997.

                       BIO-REFERENCE, LABORATORIES, INC.

                                   FORM 10-Q

                                JULY 31,  1997




                                   I N D E X



                                                                        Page


PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Balance Sheet as of July 31, 1997 (unaudited)                     1

            Statements of Operations for the
                   three months and nine months ended July 31, 1997
            and July 31, 1996 (unaudited)                                     3

            Statements of Cash Flows for the
                   nine months ended July 31, 1997 and July 31,
             1996 (unaudited)                                                  4

            Notes to financial statements                                      6



   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                8


PART II.   OTHER INFORMATION                                                  11

   Item 6.        Exhibits and Reports on Form 8-K                            11

   Signatures                                                                 11




                                BIO-REFERENCE LABORATORIES, INC.

                                         BALANCE SHEETS

                                             ASSETS

CURRENT ASSETS:
                                                      July 31,                 October 31,
                                                            1997               1996
                                                            ----               ----
                                                            (Unaudited)

  Cash                                               $   1,218,498     $   1,401,474
  Cash- Restricted                                         852,000           852,000
  Accounts Receivable (Net)                             13,952,434        12,019,761
  Inventory                                                501,726           394,377
  Other Current Assets                                     465,708           442,932
  Certificates of Deposit- Restricted                    3,556,250         3,556,250
                                                       -----------         ---------
    TOTAL CURRENT ASSETS                             $  20,546,616     $  18,666,794
    --------------------                               -----------        ----------

  PROPERTY, PLANT AND EQUIPMENT                      $   2,981,559     $   2,577,130
  -----------------------------

LESS:  Accumulated Depreciation                          1,573,117         1,265,836
----                                                    ----------         ---------

  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                          $   1,408,442     $   1,311,294
  -------------------------                             ----------         ---------

OTHER ASSETS:
   Certificates of Deposit- Restricted               $     123,750     $          --
   Due from Related Party                                  219,318           234,918
   Deposits                                                187,574           234,918
   Goodwill (Net of Accumulated
    Amortization of $1,210,330 at July 31,
    1997 and 1,052,038 at October 31, 1996)              3,010,112         3,168,403
   Deferred Charges (Net of Accumulated
    Amortization of $1,814,297at July 31,
    1997 and 1,444,265 at October 31, 1996)              3,942,254         4,164,286
   Other Assets                                            341,037           341,037
                                                     -------------      ------------

   TOTAL OTHER ASSETS                                $   7,824,045     $   8,252,648
   ------------------                                -------------         ---------

   TOTAL ASSETS                                      $  29,779,103     $  28,230,736
   ------------                                         ==========        ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                               1




                                BIO-REFERENCE LABORATORIES, INC.
                                         BALANCE SHEETS
                              LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                  July 31, October 31,
                                                                  1997              1996
                                                                  ----              ----
                                                                  (Unaudited)

CURRENT LIABILITIES:
  Accounts Payable                                        $ 2,362,907          $    2,139,303
  Salaries and Commissions Payable                            811,368              878,996
  Accrued Expenses                                            324,790              327,876
  Current Portion of Long-Term Debt                           796,867              730,374
  Current Portion of Leases Payable                           144,417              202,147
  Current Portion of Subordinated Notes                       130,329              243,829
  Notes Payable                                            10,852,000            9,930,741
  Taxes Payable                                               176,757              141,081
                                                          -----------              -------
    TOTAL CURRENT LIABILITIES                             $15,599,435          $14,594,347
    -------------------------                             ----------            ----------

LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt                         880,207            1,433,817
  Long-Term Portion of Leases Payable                         284,956               99,564
                                                          -----------               ------

        TOTAL LONG-TERM LIABILITIES                       $ 1,165,163               99,564
        ---------------------------                       -----------               ------

SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                             $      --          $        --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                          --                   --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued and Outstanding 7,115,280shares
      in July 31, 1997and Issued and Outstanding
      6,300,280 shares in October 31, 1996.                    71,153               63,003

  Additional Paid-In Capital                               22,845,046           22,493,705

  Accumulated [Deficit]                                   (9,541,117)          (10,431,483)
                                                           ---------            ----------
  Totals                                                  $13,375,082          $12,125,225
  Deferred Compensation                                     (360,577)             (22,217)
                                                          -----------              ------
    TOTAL SHAREHOLDERS' EQUITY                            $13,014,505          $12,103,008
    --------------------------                             ----------           ----------

         TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                             $29,779,103          $28,230,736
         --------------------                              ==========           ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                               2




                             BIO-REFERENCE LABORATORIES, INC.
                                 STATEMENTS OF OPERATIONS
                                       [UNAUDITED]

                                                                Three months ended             Nine months ended

                                                                          July 31,                      July 31,
                                                                          -------                       -------
                                                      1 9 9 7           1 9 9 6           1 9 9 7           1 9 9 6
                                                      -------           -------           -------           -------

NET REVENUES:                                         $9,814,415        $8,928,529        $29,064,409       $25,912,800
------------                                          ----------        ----------        -----------       -----------

COST OF SERVICES:
  Depreciation                                        $  101,094        $   94,292        $   286,370       $   276,379
  Employee Related Expenses                            2,130,195         2,154,055          6,467,929         6,386,869
  Reagents and Lab Supplies                            1,118,741         1,131,878          3,513,617         3,270,054
  Other Cost of Services                               1,468,769         1,239,405          4,180,300         3,536,421
                                                      ----------        ----------        -----------       -----------
      TOTAL COST OF SERVICES                          $4,818,799        $4,619,630        $14,448,216       $13,469,723
      ----------------------                          ----------        ----------        -----------       -----------

GROSS PROFIT ON REVENUES                              $4,995,616        $4,308,899        $14,616,193       $12,443,077
------------------------

General and Administrative Expenses:

  Depreciation and Amortization                       $  184,459        $ 156,485         $   549,235           468,113
  Other General and Admin. Expenses                    2,851,933         2,708,364          8,505,267        8,068,547
  Bad Debt Expense                                     1,339,457         1,032,021          3,986,739         3,161,054
                                                      ----------        ----------        -----------       -----------

      TOTAL GENERAL AND ADMIN. EXPENSES               $4,375,849        $3,896,870        $13,041,241       $11,697,714
      ---------------------------------               ----------        ----------        -----------       -----------

  OPERATING INCOME                                    $ 619,767         $ 412,029         $ 1,574,952       $   745,363
  ----------------

OTHER (INCOME) EXPENSES:

  Interest Expense                                    $  275,715        $ 201,501         $   834,145        $  590,870
  Interest Income                                        (68,664)         (69,890)           (202,191)         (221,248)
                                                       ---------        ---------         -----------       -----------

          TOTAL OTHER EXPENSES - NET                  $  207,051        $ 131,611         $   631,954       $   369,622
          --------------------------                  ----------        ---------         -----------       -----------

INCOME BEFORE TAX                                     $ 412,716         $ 280,418         $   942,998       $   375,741
-----------------

  Provision for Income Taxes                              45,849                 --            52,632            48,501
                                                      ----------        -----------       -----------       -----------

NET INCOME                                            $ 366,867         $ 280,418         $   890,366       $   327,240
----------                                            =========         =========         ===========       ===========

  NET INCOME PER SHARE                                $       .05       $      .06        $       .14       $       .06
  --------------------                                ===========       ==========        ===========       ===========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING         7,115,280         6,094,259          6,571,947        6,093,205
 ---------------------------------------------        ==========        ==========        ===========       ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                            3




                             BIO-REFERENCE LABORATORIES, INC.

                                 STATEMENTS OF CASH FLOWS

                                        [UNAUDITED]

                                                                Nine months ended
                                                                                                July 31,
                                                        1 9 9 7           1 9 9 6
                                                        -------           -------

OPERATING ACTIVITIES:
   Net Income                                         $   890,366       $   327,240
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                  14,924            33,125
    Depreciation and Amortization                         835,854           744,492
     Provision for Bad Debts                            3,986,739         3,161,054
     Gain on Sale of Marketable Securities                     --            (9,274)
     Write-down of Impaired Assets                             --            29,458
     Amortized expenses related to Dianon acquisition          --            65,700
   Change in Assets and Liabilities, net of
       effects of acquisitions
   (Increase) Decrease in:
     Accounts Receivable                               (5,919,412)       (5,533,833)
     Other Assets                                        (130,125)          (35,556)
     Prepaid Expenses and Other Current Assets             48,280            48,355
     Deferred Charges and Goodwill                       (148,000)       (2,167,606)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities             194,523           (87,589)
                                                      ------------      ------------

           NET CASH - OPERATING ACTIVITIES            $  (226,851)      $(3,444,434)
           -------------------------------

INVESTING ACTIVITIES:
   Acquisition of Equipment and
     Leasehold Improvements                           $  (181,568)      $  (481,365)
   Cash overdraft assumed in
     connection with acquisition                               --            (3,797)
   Investment in Certificate of Deposit                        --           192,650
                                                      -----------       -----------

           NET CASH - INVESTING ACTIVITIES            $  (181,568)      $  (382,512)
           -------------------------------


FINANCING ACTIVITIES:
   Proceeds from Sales of Marketable Securities                --           501,893
   Payments of Long-Term Debt                            (595,117)       (1,930,457)
   Increase in Long-Term Debt                             173,758         1,945,148
   Payments of Capital Lease Obligations                 (160,957)         (210,820)
   Payments of Subordinated Notes Payable                (113,500)           (7,920)
   (Increase) Decrease in Restricted Cash                      --         1,427,646
   Increase in Revolving Line of Credit                   921,259         2,806,000
                                                      -----------       -----------

          NET CASH - FINANCING ACTIVITIES             $   225,443       $ 4,531,490
          -------------------------------             -----------       -----------

    NET INCREASE (DECREASE) IN CASH                   $  (182,976)      $   704,544
    -------------------------------

    CASH AT BEGINNING OF PERIODS                        1,401,474           636,246
    ----------------------------                      -----------       -----------

    CASH AT END OF PERIODS                            $ 1,218,498       $ 1,340,790
    ----------------------                            ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                         $   860,140       $   572,908
     Income Taxes                                     $    52,632       $    48,501

The Accompanying Notes are an Integral Part of These Financial Statements.

                                            4

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

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


In May, 1997, the Company issued 815,000 shares of common stock ($313,725 of Deferred Compensation) and 35,200 non-employee stock options exercisable to purchase 35,200 shares of the Company's common stock at $.71875 per share for employment and consulting agreements and director fees.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented. [2] The results of operations for the nine month period ended July 31, 1997 are not necessarily indicative of the results to be expected for the entire year. [3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1996 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB. [4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

     Three Months Ended            Nine Months Ended
           July 31                      July 31
     1997          1996           1997          1996
     ----          ----           ----          ----
$    11,249,406 $ 8,340,479   $  30,833,282 $23,469,329

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $7,882,140 at July 31, 1997. [6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

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

[12] At July 31, 1997, the Company had $4,532,000 of restricted cash which represents collateral for two demand notes issued pursuant to bank loans.

[13] At July 31,  1997,  the  Company  had  $5,409,052  in cash in excess of the
federally  insured  limits,   however   $4,532,000  of  this  amount  represents
collateral for demand loans with the same banks.

[14] The Company had net operating loss carry forwards at October 31, 1996 of approximately $8,900,000 which begin to expire in 1997. As a result of these carry forwards, the Company has a deferred tax asset of approximately $3,600,000 which has been offset by a valuation account of $3,600,000, resulting in a net deferred asset of $-0-.

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

[18] In November, 1995, the Company acquired Community Medical Laboratories ("CML"). All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, certain CML noteholders delivered CML promissory notes totaling an aggregate $399,958 in indebtedness including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement with CML's chief executive providing for an annual salary of $60,000.

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

[21] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance was payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. Interest was imputed at the prime rate. At April 30, 1997, the Outstanding debt balance as reflected on Bio-Reference Laboratories, Inc.'s Balance Sheet was $551,573. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,00 down payment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with the predecessor of PNC Bank, N.A. The Company estimates that approximately $1,000,000 in annual revenues could be generated by this acquisition. (See Note 22).

[22] On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ("SBCL") alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Sale/Purchase Agreement and the Non- Competition Agreement between the parties and claimed unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable issued in connection with the purchase. In the normal course of its business, the Company is exposed to a number of other asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

[23] On May 13, 1997 the Board of Directors approved an employment agreement effective November 1, 1997 with Marc Grodman to serve as chief executive officer and President. The agreement provides (i) for a term through October 31, 2004
(ii) a minimum annual base compensation of $395,000 per year with annual increases to the extent authorized by the Board, based upon the corporation and Dr. Grodman's performance; (iii) normal health and life insurance benefits as well as a minimum of $2,000,000 face amount of "Split Dollar" life insurance;
(iv) for the leasing of an automobile for Dr. Grodman's use; (v) participation in fringe benefit, bonus, pension, profit sharing, stock option and similar plans maintained for the Company's employees; (vi) twelve months of disability benefits at his then current compensation, and (vii) certain termination benefits and in the event of termination due to a Change in Control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years. The agreement also granted Dr. Grodman (a) 300,000 shares of the Company's Common Stock subject to forfeiture,
(b) five-year incentive stock options exercisable to purchase 100,000 shares of the Company's Common Stock at $.790625 per share, and (c) ten-year non-qualified options exercisable to purchase 200,000 shares of the Company's Common Stock at $.71875 per share. In addition, the Company agreed to effect a recapitalization of its 604,078 outstanding shares of Senior Preferred Stock owned by Dr. Grodman and his family and convertible into an aggregate 604,078 shares of Common Stock at a conversion price of $1.50 per share, by issuing in exchange therefor pursuant to a Plan of Recapitalization, an aggregate 604,078 shares of Series A Senior Preferred Stock convertible during the approximately ten-year term ending May 1, 2007 into an aggregate 604,078 shares of Common Stock at a conversion price of $.75 per share.

On May 13, 1997 the Board of Directors approved an employment agreement effective May 1, 1997 with Howard Dubinett to serve as chief operating officer and Executive Vice President. The agreement provides (i) for a term through October 31, 2002 (ii) a minimum annual base compensation of $220,000 per year with annual increases based on increases in the CPI as well as increases to the extent authorized by the Board; (iii) normal health and life insurance benefits as well as a minimum of $550,000 face amount of "Split Dollar" life insurance;
(iv) for the leasing of an automobile for Mr. Dubinett's use; (v) participation in fringe benefit, bonus, pension, profit sharing, stock option and similar plans maintained for the Company's employees; (vi) twelve months of disability benefits at his then current compensation, and (vii) certain termination benefits and in the event of termination due to a Change in Control of the Company, a severance payment equal to 2.99 times Mr. Dubinett's average annual compensation during the preceding five years. The agreement also granted Mr. Dubinett (a) 240,000 shares of the Company's Common Stock subject to forfeiture and, (b) ten-year incentive stock options exercisable to purchase 60,000 shares of the Company's Common Stock at $.71875 per share.

On May 13, 1997 the Board of Directors approved an employment agreement effective May 1, 1997 with Sam Singer to serve as chief financial officer and Vice President. The agreement provides (i) for a term through October 31, 2002
(ii) a minimum annual base compensation of $220,000 per year with annual increases based on increases in the CPI as well as increases to the extent authorized by the Board; (iii) normal health and life insurance benefits as well as a minimum of $400,000 face amount of "Split Dollar" life insurance; (iv) for the leasing of an automobile for Mr. Singer's use; (v) participation in fringe benefit, bonus, pension, profit sharing, stock option and similar plans maintained for the Company's employees; (vi) twelve months of disability benefits at his then current compensation, and (vii) certain termination benefits and in the event of termination due to a Change in Control of the Company, a severance payment equal to 2.99 times Mr. Singer's average annual compensation during the preceding five years. The agreement also granted Mr. Singer (a) 200,000 shares of the Company's Common Stock subject to forfeiture and, (b) ten-year incentive stock options exercisable to purchase 50,000 shares of the Company's Common Stock at $.71875 per share.

Deferred compensation of $313,725 was record because of the above transactions.
  Amortization is over approximately 6 years under the straight line method.

Item 2.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

               COMPARISON OF THIRD QUARTER 1997 VS THIRD QUARTER 1996

NET REVENUES:

Net Revenues for the three month period ended July 31, 1997 were $9,814,415 as compared to $8,928,529 for the prior three month period ended July 31, 1996; this represents a 10% increase in net revenues. The number of patients processed during the quarter ended July 31, 1997 increased 4% over the prior comparable period. Net revenue per patient increased from $48.99 for the period ended July 31, 1996 to $51.85 for the period ended July 31, 1997. This represents a 6% increase in net revenues per patient. Management can not project if these increases will continue, or if they do, at what rate.

COST OF SERVICES:

Cost of services increased from $4,619,630 for the three months ended July 31, 1996 to $4,818,799 for the comparable three months ended July 31, 1997. This represents a 4% increase in direct expenses, which is in line with a 10% increase in net revenues.

GROSS PROFITS:

Gross profits on net revenues increased from $ 4,308,899, or 48% of net reveues for the three month period ended July 31, 1996 to $4,995,616, or 51% of net revenues, for the three month period ended July 31, 1997; an increase of 3%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 1997 were $4,375,849 as compared to $3,896,870 for the quarter ending July 31, 1996, an increase of $478,979 or 12%. The Company's reserve for bad debts accounted for $307,436 or 64% of this increase. When the increase in the reserve for bad debts is factored out, indirect expenses increased only 4% compared to a 10% increase in net revenues for the period.

INTEREST EXPENSE:

Interest expense increased from $201,501 during the three months ended July 31, 1996 to $275,715 for the three months ended July 31, 1997 and is due to the Company's increase in asset based borrowings and equipment leases..

INCOME:

The Company had net income of $366,867 for the three months ended July 31, 1997 as compared to $280,418 for the three months ended July 31, 1996. This represents a 31% increase in net income and compares favorably with the 10% increase in net revenues.

                    NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996
NET REVENUES:
------------

Net revenues for the nine month period ended July 31, 1997 were $29,064,409 as compared to $25,912,800 for the prior comparable period ended July 31, 1996; this represents an 12% increase in net revenues. The number of patients serviced for the nine month period ended July 31, 1997 was 544,814, which was an increase of 4% over the same period in 1997. Part of this increase in net revenues per patient may be attributable to the Company's emphasis on specialty testing. Revenues in the Company's Renal Reference (dialysis testing unit), Fertility Reference Laboratory (a business unit specializing in male fertility) and GenCare Biomedical Research (the Company's oncology and tumor tissue testing unit) have all increased in the current nine month period versus the corresponding period in the prior fiscal year. These units are all associated with higher net revenue per patient than the rest of Bio- Reference's testing segments. In particular, GenCare experienced an increase in net revenues per patient; to $143.73 for the nine month period ended July 31, 1997 from $94.79 during the previous corresponding period. This represents an increase of net revenue per patient for this business unit of 52%. Management can not project if these increases will continue, or if they do, at what rate.

COST OF SERVICES:

Cost of services increased from $13,469,723 for the nine month period ended July 31, 1996 to $14,448,216 for the nine month period ended July 31, 1997. This represents a 7% increase in direct operating costs and is in line with the 12% increase in net revenues.

GROSS PROFITS:

Gross revenues increased from $12,443,077 or 48% of net revenues for the nine month period ended July 31, 1996 to $14,616,193 or 50% of net revenues for the nine month period ended July 31, 1997; an increase of 2%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 1997 were $13,041,241 as compared to $11,697,714 for the nine month period ended July 31, 1996, an increase of $1,343,527 (12%). The reserve for bad debt was increased by $825,685 in the period ended July 31, 1997, compared to the period ended July 31, 1996. When the increase in reserve for bad debt is factored out, General and Administrative Expenses would have increased by 4%. This compares favorably to an increase in net revenues for the period of 12%.

INTEREST EXPENSE:

Interest expense increased from $590,870 during the nine month period ending July 31, 1996 to $834,145 during the nine month period ending July 31, 1997. This increase was caused by the Company's increase in asset based borrowings and equipment leases.

INCOME:

The Company had net income of $890,366 for the nine months ended July 31, 1997 as compared to $327,240 for the nine months ended July 31, 1996. Management believes the increase in net income of $563,126 for the period ended July 31, 1997 was attributable to (1) the mild winter weather that the Northeast experienced during December, January and February and (2) the cost reduction program implemented during January of 1997.

       LIQUIDITY AND CAPITAL RESOURCES FOR THE NINE MONTHS ENDED JULY 31, 1997

Working capital as of July 31, 1997 was $4,947,181 as compared to $4,072,447 at October 31, 1996 an increase of $874,734 during the nine month period. The Company decreased its cash position by approximately $183,000 during the current period. The Company utilized $226,851 in cash for operating activities. To offset this use of cash the Company raised $173,758 in long-term debt, $921,259 in credit line borrowings and repaid approximately $870,000 in existing debt. The capital spending requirements for the Company during 1997 is expected not to exceed $595,000. To date, approximately $182,000 has been spent on capital improvements and approximately $222,900 in capital leases.

The Company had current liabilities of $15,599,435 at July 31, 1997. The three largest items in this category are note payable of $10,852,000, accounts payable of $2,154,165 and current portion of long-term debt of $1,071,613.

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

A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories. For example, the House Energy and Commerce Subcommittee on Oversight and Investigation introduced legislation in 1987 and 1989 that would require clinical laboratories to charge Medicare the lowest prices charged to any client. In October 1990, the Office of the Inspector General ("OIG") of the Department of Health and Human Services ("HHS") proposed a so-called "laboratory roll-in" reimbursement methodology, whereby physicians would be reimbursed a flat fee per office visit for clinical laboratory testing, thereby forcing clinical laboratories to bid to provide those services to physicians. The Balanced Budget Act of 1997 reduced Medicare's fee schedule "CAPS" from 76 to 74 percent of the median of all fee schedules effective January 1, 1998. In addition, Medicare's annual cost of living increase was eliminated for the next five years, through fiscal year 2002. The Health Care Financing Administration ("HCFA") has announced that it is developing a proposal to provide for reimbursement of clinical laboratories on a competitive bid basis. In addition, a number of states, HHS and Medicare carriers (insurance companies that administer Medicare) have imposed reductions and other limitations on Medicare and Medicaid reimbursement for laboratory testing and one state has imposed, and other states are considering, new taxes on health care providers, including clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, common stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $10,000,000. As of July 31, 1997, $10,000,000 of this facility has been utilized. In addition, the Company has verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes are now expected to be paid in full during the first quarter of calendar 1999.

On May 13, 1997, the Board of Directors approved new employment agreements with the three Executive Officers of the Company (See footnote 23). The agreements provide for a minimum annual base salary totaling $835,000 for approximately six years.

Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.


IMPACT OF INFLATION:

To date, inflation has not had a material effect on the Company's operations

NEW AUTHORITATIVE PRONOUNCEMENTS:

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board "("AFB") Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS no. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

The FASB has issued SFAS No. 130, "Reporting Comprehensive Income." SFAS
 No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required.
  SFAS No. 130 is not
expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

                                       PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K have been filed during the quarter ended July 31, 1997

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BIO-REFERENCE LABORATORIES, INC.
                                              (Registrant)



                                              /S/ Marc D. Grodman
                                              Marc D. Grodman, M.D.
                                              President




                                              /S/ Sam Singer
                                              Sam Singer
                                          Chief Financial and Accounting Officer

Date: September 12, 1997