Form 10-K
period 1997-10-31
BIO REFERENCE LABORATORIES INC
filed 1998-02-12
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                          -------------------------
                                  FORM 10-K

  (Mark One)
    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended  October 31, 1997
                                      ----------------
                                     OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                 to
                               ---------------    ---------------
Commission file number 0-15266
                       -------
                      BIO-REFERENCE LABORATORIES, INC.
                      ---------------------------------
           (Exact name of registrant as specified in its charter)

New Jersey                                                       22-2405059
----------                                                       ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey                    07407
--------------------------------------------------                    -----
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code  201-791-2600
                                                ------------
Securities registered pursuant to Section 12(b) of the Act:

                                     Name of each exchange on which
Title of Class                                   registered
--------------                   ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.

                                    [  ]

For the year ended October 31, 1997 the issuer's revenues were $38,660,184

     On January 14, 1998, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $7,975,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 7,169,376 shares of Common Stock of the Issuer outstanding.

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

     The Company was incorporated under the laws of the State of New Jersey in December 1981 under the name "Med-Mobile, Inc." Its initial primary business was to provide mobile medical examination services. The Company discontinued this business in June 1989. Since February 1987, the Company's primary business has been the operation of a clinical laboratory located in northern New Jersey servicing the greater New York metropolitan area. The Company expanded its laboratory services through the March 1988 acquisition of Cytology and Pathology Associates, Inc., a clinical laboratory formerly located in Englewood, New Jersey. The Company consolidated and relocated all of its laboratory operations to its modern laboratory facility in Elmwood Park, New Jersey and in June 1989, changed the name of the Company to Bio-Reference Laboratories, Inc. (effective November 1989) and the name of the laboratory to Bio-Reference Laboratories. Since 1990, the Company has expanded its laboratory testing capabilities and its customer base through internal growth as well as through the completion of a series of acquisitions of the businesses of other testing laboratories. On January 4, 1995 (as of November 1, 1994), the Company expanded its testing capabilities through the acquisition of GenCare Biomedical Research Corporation ("GenCare") which operated a cancer specialty testing laboratory in Mountainside, New Jersey. See "Developments Since the Beginning of Fiscal 1997" as to the Company's sale in September 1997 of certain assets of its GenCare business to an unrelated third party.

     In November, 1995, the Company made two acquisitions. Through its acquisition of Oncodec Laboratories, Inc., the Company acquired the exclusive worldwide right to a Quantitative Enriched PCR methodology for detecting certain gene mutations, developed by the American Health Foundation in Valhalla, New York. This methodology improves the ability to detect early genetic changes which may lead to the development of various cancers. In addition, the Company expanded its market penetration into central New Jersey through its acquisition of Community Medical Laboratories ("CML"). In May, 1996, the Company acquired certain assets and rights of Advanced Medical Laboratories ("AML") which increased its presence in eastern Long Island. The last acquisition of fiscal 1996 occurred in July, 1996. The Company purchased from SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") certain assets and rights including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. This acquisition will allow the Company to expand its presence in this market.Although SBCL represented that its renal dialysis business was realizing approximately $3,600,000 in annual net revenues, the Company may realize only approximately $1,000,000 in annual net
revenues directly as a result of this acquisition.   In December, 1996,
the Company commenced a lawsuit against SBCL alleging breach of contract and fraud (See Item 3 - Legal Proceedings).

     The Company's executive offices and laboratory are located at 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.


Developments Since the Beginning of Fiscal 1997
-----------------------------------------------
     In March 1997, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company was increased to the lesser of (I) $10,000,000 or (ii) 50% of the Company's qualified accounts receivable (as defined in the agreement) plus 100% of the face amount of the Company's certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the Company's term loan which is deemed secured by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is secured by substantially all of the Company's assets (including $3,680,000 in certificates of deposit) and the assignment of $4,000,000 face amount of life insurance on the life of the president of the Company. The line of credit is available for a period of two years and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage.


     On September 30, 1997, pursuant to an Agreement and Bill of Sale, the Company sold certain assets of its GenCare Division to an unrelated third party, Impath, Inc. At the time of sale, GenCare was providing oncology and hematology laboratory services to hospitals, hematologists and oncologists in the New York metropolitan area and in Florida. The assets sold included GenCare customer lists, any Company rights to the "GenCare" Tradename, certain patient records and rights under a Reagent Purchase and Equipment Rental Contract and under a Laboratory Testing Service Agreement. The Company retained the rights to the Tradename "GenPath."

     In addition, the Company, certain of its officers and key employees agreed for a 30-month period not to compete with Impath with respect to certain defined areas of the GenCare business. The Company is continuing to market tumor pathology testing services under the name "GenPath" to urology, gastroenterology and obstetric and gynecology physician clients. The GenCare business sold accounted for less than 8% of the Company's annual net revenues for fiscal 1997.

     The $6 million purchase price was determied in arms-length negotiations between the parties based in part on GenCare's billings to Restricted Customers for Restricted Tests (as defined in the Agreement and Bill of Sale) during the three-month period ended June 30, 1997. The purchase price included a $4.6 million cash payment made at the closing with an additional $700,000 to $1.4 million payable in semi-annual installments over a two-year period subject to certain conditions. The Company purchased GenCare in January 1995 for an aggregate 473,145 shares of its common stock and approximately $235,000 in principal amount of its debentures.

                       CLINICAL LABORATORY OPERATIONS
                       ------------------------------
The Clinical Laboratory Industry
--------------------------------
     The United States market for clinical laboratory testing is estimated at approximately $26 billion in annual revenues, of which approximately 50% results from tests performed by hospitals and the balance from tests performed by independent commercial laboratories and tests performed by physicians in their own office laboratories. Revenues in the clinical laboratory testing market grew over the past decade at an annual rate of approximately 10% due, the Company believes, to several factors, including: an increase in the number and types of routine tests; the development of more sophisticated esoteric tests, such as tests for AIDS, heart disease, elevated cholesterol levels, infertility and prostate cancer; increased awareness among physicians of the value of laboratory testing as a cost-effective means of prevention, early detection of disease and monitoring of treatment; fear by physicians of malpractice litigation; expanded substance abuse testing; the general aging of the United States population; development of highly automated laboratory testing equipment which has increased laboratory testing operating efficiencies; and price increases for such services. The Company believes that larger independent laboratories have been able to increase their share of the overall clinical laboratory testing market by taking advantage of opportunities for cost efficiencies afforded by large-scale automated testing operations, and by acquisition of smaller laboratories that may not operate as efficiently as the larger independent laboratories.

History
-------
     The Company was incorporated in December 1981 to provide mobile medical examination services but discontinued that business in June 1989. Bio-Reference commenced clinical laboratory operations in 1987 with the belief that a strong business opportunity existed for a medium-sized clinical laboratory that produced high quality test results in a timely manner to practicing physicians. The current competition may be primarily categorized in two groups: those businesses that are national in scope performing millions of tests per month but impersonal in nature and those smaller laboratories that attempt to compete in terms of quality and service but are limited in resources and scope of capabilities. Consequently, management believed that there existed a definite place for a medium-sized commercial laboratory in the greater New York metropolitan area. Besides producing fast, accurate data, a large regional facility could afford to employ sufficient senior staff including laboratory scientists to act as client consultants- an enhancement unavailable in small laboratories, and not readily available in the large national commercial laboratories. In addition, the Company believed that by complementing the regional facility with specialized areas of testing, concentrating on esoteric tests, it could favorably compete with other laboratories.

     Although the Company did not realize income from operations from the time it commenced clinical laboratory operations in 1987 until fiscal 1994, the Company's net revenues have continually increased, notwithstanding the fact that starting in 1991, the Company has become more selective in accepting physician clients and patients. The Company realized income from operations of $1,196,236 in fiscal 1996, and income from operations in fiscal 1997 of $1,885,059. In addition, the Company realized a $2,025,689 non-recurring gain attributable to the sale of the GenCare assets. In March 1988, the Company acquired Cytology and Pathology Associates, Inc., a small specialized clinical testing laboratory located in Englewood, New Jersey and in June of that year consolidated and relocated all of its laboratory operations into a 35,000 sq. ft. space in Elmwood Park, New Jersey, approximately 10 miles from mid-town Manhattan. The new location was carefully chosen to offer easy access to the greater New York metropolitan area. This move allowed for further expansion of the Company's esoteric service concept and afforded the Company an excellent geographical location to expand into newer markets in southern New York State, including Westchester, Rockland and Nassau Counties, southern and western New Jersey and southern Connecticut.

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

Sales and Marketing
-------------------
     Management believes that the Company's laboratory, by virtue of its geographic location and area of sales penetration, is well positioned to expand into new areas. It is believed that a substantial market share can be achieved in Westchester, Rockland and Nassau counties in New York, southern and western New Jersey. The Company presently employs 35 full and part-time sales and marketing personnel headed by a Vice President of Sales and Marketing with more than 10 years of experience with one of the largest commercial medical laboratories in the country, Smith-Kline Beecham Clinical Laboratories. The sales and marketing department works closely with the Technical Director in planning new tests, pricing, and general client support. All sales and marketing personnel operate in a dual capacity; both in selling and as client support representatives.
This ensures that all salespersons are intimately involved with the client, not only in selling, but in servicing the account that they sell. The Company feels that this is unique in the industry and is extremely helpful in client retention, providing a strong link between the physician and the Company's staff.

Quality Assurance
-----------------
     The business of medical testing is essentially one of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential to maintain a well structured and vigorous quality assurance program. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at its Elmwood Park, New Jersey facility and to permit its servicing of its clients in Connecticut, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania, Texas and Virginia. To fully maintain these licenses, the laboratory must submit to vigorous sets of proficiency tests, or surveys, in all procedures which are performed. Such proficiency tests or surveys may be performed as many as four to five times a year, depending upon the procedure, and results in hundreds of proficiency tests throughout the year. In addition, the Company performs thousands of quality control and quality assurance tests per year. The Company is also subjected to unannounced inspections by inspectors from some of the jurisdictions noted above who review past records, operating manuals, quality assurance records and safety regulations. In addition, Bio-Reference voluntarily enrolls in the College of American Pathologists Proficiency program, which provides additional proficiency surveys.

     In January 1997, the Company was notified that it had been accredited by the College of American Pathologists ("CAP"). This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

     The Company's Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory's quality. Based on the information received from the committee, recommendations are made to correct conditions which have led to errors. Management, department supervisors and members of the assurance committee continually monitor the laboratory's quality. Depending on the test, two or three sets of Quality Control materials are run in each analytical assay to assure precision and accuracy. Patient population statistics are evaluated each day. Highly abnormal samples are repeated to assure their accuracy.

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

     Over the past years there has been an increase in the number of patients that are covered by managed health care plans. These plans will often negotiate with a limited number of clinical laboratories at discounted rates. Some of these managed health care health plans will contract with only a single laboratory and pay for services on a capitation basis (meaning one price per enrollee, regardless of how much laboratory work is performed). The effect of managed health care plans to the laboratory industry equates to lower reimbursement rates for laboratory services. If the laboratory is not a provider of services to the managed health care plan, it will not be reimbursed for providing the service and overall patient volume may be reduced. Therefore, this change has often necessitated physician offices to utilize more than one laboratory, and to generally lower reimbursement rates within the laboratory industry.

     All major accounts are reviewed monthly as to collectability by types of payor and evaluated for effectiveness of collection procedures, and based upon the review, corrective action is taken. The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1995, 1996 and 1997.

                                 Years Ended October 31,
                                 ----------------------
                                 1995      1996      1997
                                 ----      ----      ----
Direct Patient Billing           28%       17%       17%
Commercial Insurance             27%       36%       31%
Professional Billing             18%       19%       23%
Medicare                         21%       22%       25%
Medicaid                          6%       6%         4%
                                 ---       ---       ---
                                 100%      100%      100%

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

   The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories (including the Company) of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs). The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means. In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and management is unable to predict the outcome of these discussions or its effect on the Company. One outcome of these discussions has been profiles that contain a smaller number of tests. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which any such actions will be taken.

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

   In January 1997, the Company was notified that it had been accredited by the College of American Pathologists ("CAP"). This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

   The Office of Inspector General ("OIG") has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. Bio-Reference Laboratories is currently in the process of writing and implementing a compliance program adhering to the standards set forth in the Model Compliance Program.

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

Employees
---------
   At December 31, 1997, the Company had 248 full-time employees and 182 part-time employees. This includes three executive officers, a Vice President of Technical Operations, a Marketing Vice-President, 62full-time and 38 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s), 112 full and part-time semi-technical employees, 35 full and part-time marketing representatives, 98 full and part-time clerical employees, and 80 full and part-time drivers. None of the Company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - Properties
         ----------
   The Company's executive offices and laboratory facility occupy approximately 35,000 square feet of leased space in a one-story brick facility at 481 Edward H. Ross Drive, Elmwood Park, New Jersey. The lease for the facility, which expires in February 1999, provides for a monthly
rental of $17,077.    The Company's testing equipment maintained at this
facility is in good condition and in working order. Management believes that this facility, as presently equipped, has the capacity to generate up to approximately $50,000,000 in annual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for this facility in what it believes are adequate amounts. The Company also leases 39 additional relatively small draw stations through the New York metropolitan area to collect specimens from physician-referred patients for testing at its Elmwood Park, New Jersey laboratory.

Item 3 - Legal Proceedings
         -----------------
   In July 1996, the Company purchased certain assets and rights including the Customer List related to the Renal Dialysis Testing Business conducted by SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), from SBCL, for $1,800,000 including a $1,200,000 down payment pursuant to an Asset Sale/Purchase Agreement (the "Asset Agreement"). In the Asset Agreement, SBCL represented and warrantied that its Renal Dialysis Testing Business was servicing at least 60 active accounts, was conducting testing for not less than 4,600 active dialysis patients and was generating at least $3,600,00 in net revenues on an annual basis. The parties also executed a Non-Competition Agreement (the "Non-Competition Agreement") pursuant to which SBCL agreed to cease performing all renal dialysis clinical laboratory testing services for a three year period (after conclusion of a limited Transition Period).

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

Item 4 - Submission of Matters to a Vote of Security holders
         ---------------------------------------------------
   There were no matters submitted by the Company to a vote of its security holders during the quarter ended October 31, 1997.
                                   PART II

                          PRICE RANGE OF SECURITIES
                          ------------------------
Item 5. -  Market for Common Stock and Related Shareholder Matters
           -------------------------------------------------------
   The Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap System through July 13, 1992 after which it was delisted from trading on NASDAQ due to the Company's failure to maintain shareholder's equity of at least $1,000,000. Commencing July 14, 1992, the Common Stock was quoted in the over-the-counter market on the NASD OTC Bulletin Board. As a result of the improvement in the Company's financial condition based upon its November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ Small Cap System under the symbol "BRLI" on November 24, 1993.

   The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by NASDAQ. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year        Bid Prices
-----------        ----------
1996              High     Low

First Quarter     $3.50     $ 2.75
Second Quarter     2.75       2.125
Third Quarter      2.8125     1.9375
Fourth Quarter     1.9375     1.4375

1997
First Quarter     $1.4375   $  .90625
Second Quarter    $1.09375  $  .8125
Third Quarter     $1.625    $  .71875
Fourth Quarter    $2.03125  $ 1.34375

   At January 14, 1997, the closing sales price for the Common Stock on NASDAQ was $1.3125 per share.

   At January 14, 1997 the number of record holders of the Common Stock was approximately 650. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends
---------
   The Company has not paid any dividends upon its Common Stock since its inception and, by reason of its contemplated future financial requirements and business plans, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. The Company presently plans to retain earnings, to the extent that there are any, to finance the development and expansion of its business. Furthermore, the Company's loan agreement with PNC Bank prohibits the Company from paying dividends or making any distributions with respect to any shares of its stock without the prior written consent of the Bank.

Item 6. Selected Financial Data
        -----------------------
The selected consolidated financial data set forth below for the years ended October 31, 1997, 1996, 1995, 1994 and 1993 were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere.


                            (In thousands, except per share data)
                                           Years Ended
                                           -----------
                                           October 31,
                                           ------------

                            1997           1996           1995
                            ----           ----           ----

Operating Data:

   Net Revenues             $ 38,660       $ 35,126       $ 31,521
   Cost of Services         $ 19,339       $ 13,136       $ 15,036
   Gross Profit             $ 19,321       $ 16,989       $ 16,485
   General and
     Administrative
     Expenses               $ 17,436       $ 15,793       $ 14,702
   Income (Loss) from
     Operations             $  1,885       $  1,196       $  1,783
   Non-Recurring Gain
     on Sale of Intangible
     Assets                 $  2,026       $     --       $     --
   Other Expenses - Net     $    850       $    552       $    332
   Extraordinary Item -
     Gain on Extinguishment
     of Debt                $     --       $     --       $     --
   Provision for Income
     Tax Expense (Benefit)  $   (139)      $     52       $     49
   Net Income (Loss)        $  3,200       $    592       $  1,402
   Net (Loss) Income
     Per Common Share       $    .36       $    .10       $    .23
   Cash Dividends
     Per Common Share       $     --       $     --       $     --

Balance Sheet Data:

   Total Assets             $ 29,095       $ 28,231       $ 24,201
   Total Long- Term
     Liabilities            $    921       $  1,533       $    843
   Working Capital
     (Deficit)              $ 13,570       $ 16,128       $ 12,945
   Stockholders' Equity
    (Deficit)               $ 15,525       $ 12,103       $ 11,256

                                           Years Ended
                                           -----------
                                           October 31,
                                           ------------

                            1994           1993
                            ----           ----

Operating Data:

   Net Revenues             $ 22,946       $ 18,783
   Cost of Services           11,396         10,469
   Gross Profit               11,550          8,314
   General and
     Administrative
     Expenses                 10,550          9,154
   Income (Loss) from
     Operations                1,000           (840)
   Non-Recurring Gain
     on Sale of Intangible
     Assets                 $     --       $     --
   Other Expenses - Net     $    307       $  1,474
   Extraordinary Item -
     Gain on Extinguishment
     of Debt                $    447       $     --
   Provision for Income
     Tax Expense
     (Benefit)              $     --       $     --
   Net Income (Loss)        $  1,140       $ (2,314)
   Net (Loss) Income
     Per Common Share       $    .23       $  (1.07)
   Cash Dividends
     Per Common Share       $     --       $     --


Balance Sheet Data:

   Total Assets             $  17,381      $  9,105
   Total Long- Term
     Liabilities            $     708      $    478
   Working Capital
     (Deficit)              $   9,134      $ 11,290
   Stockholders' Equity
    (Deficit)               $   8,246      $ (2,185)

A number of proposals for legislation are under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.


Item 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Fiscal Year 1997 Compared to Fiscal Year 1996
---------------------------------------------
NET REVENUES:
------------
Net revenues for the twelve month period ended October 31, 1997 were $38,660,184 as compared to $35,125,878 for the prior comparable period ended October 31, 1996; this represents a 10% increase in net revenues.
On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ("GenCare") to an unrelated third party. During the eleven month period ending September 30, 1997, net revenues related to GenCare was $2,116,523 or 5.5% of the Company's net revenues. The number of patients serviced for the twelve month period ended October 31, 1997 was 728,321 which was an increase of 5% over the same period in 1996. The number of patients processed by GenCare during this same twelve month period was 21,268. Net revenue per patient including GenCare was $53.08 for the period ending October 31, 1997 as compared to $50.46 an increase of 5.2%. Net revenue per patient excluding GenCare was $51.68 or a 2.6% decrease in per patient revenues for the current twelve month period. Management can not project if these increases will continue, or if they do, at what rate. However, management believes but cannot assure, that the fastest growing portion of the GenCare assets were retained by the Company.

COST OF SERVICES:
----------------
Cost of services increased from $18,136,395 for the twelve month period ended October 31, 1996 to $19,339,274 for the twelve month period ended October 31, 1997. This represents a 7% increase in direct operating costs and is in line with the 10% increase in net revenues.

GROSS PROFITS:
-------------
Gross revenues increased from $16,989,483 or 48% of net revenues for the twelve month period ended October 31, 1996 to $19,320,910 or 50% of net revenues for the twelve month period ended October 31, 1997; an increase of 2%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the twelve month period ended October 31, 1997 were $17,435,879 as compared to $15,793,247 for the twelve month period ended October 31, 1996, an increase of $1,642,632 (10%). The reserve for bad debt was increased by $1,005,700 in the period ended October 31, 1997, compared to the period ended October 31, 1996. When the increase in reserve for bad debt is factored out, General and Administrative Expenses would have increased by 4%. This compares favorably to an increase in net revenues for the period of 10%.

INTEREST EXPENSE:
----------------
Interest expense increased from $840,811 during the twelve month period ending October 31, 1996 to $1,084,347 during the twelve month period ending October 31, 1997. This increase was caused by the Company's increase in asset based borrowings and equipment leases for the eleven months ending September 30, 1997. On October 1, 1997, the Company utilized $3,500,000 of the cash payment received upon closing the GenCare sale to reduce its credit line with PNC Bank.

NET INCOME:
----------
The Company had net income of $3,199,915 for the twelve months ended October 31, 1997 as compared to $591,958 for the twelve months ended October 31, 1996. Two thirds of the increase in net income is attributable to the non-recurring gain on the sale of certain assets of the Company's GenCare Division ($2,025,689).

Fiscal Year 1996 Compared to Fiscal Year 1995
---------------------------------------------
NET REVENUES:
------------
Net revenues for the twelve month period ended October 31, 1996 were $35,125,878 as compared to $31,521,118 for the prior comparable period ended October 31, 1995; this represents an 11% increase in net revenues. However, due to record snowfalls in the New York metropolitan area and based on volume on non-weather affected days; management estimates net revenues would have been $800,000 greater if the Northeast had not experienced such severe weather. The laboratory's patient count for the twelve month period ending October 31, 1996 increased by 17% over the same period in 1995. Net revenues per patient decreased from $52.98 for the period ending October 31, 1995 to $50.47 for the period ending October 31, 1996. This represents a 5% reduction in reimbursement levels. The Company processed 695,983 patients during the period ended October 31, 1996 and estimates that revenues were reduced by approximately $1,700,000 due to the reduction of reimbursement levels from the prior period. Management cannot project if these decreases will continue, or if they do, at what rate. During July 1996, the Company acquired certain assets and rights including the Customer List related to SBCL's Renal Dialysis Testing Business. While no revenues were generated by this acquisition during fiscal 1996; and SBCL represented that its renal dialysis business was realizing approximately $3,600,000 in annual net revenues, management believes that the Company may realize only approximately $1,000,000 in annual net revenues directly as a result of this acquisition.

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

GROSS PROFITS:
-------------
Gross profit increased from $16,485,084 for the twelve month period ended October 31, 1995 to $16,989,483 for the period ended October 31, 1996; an increase of $504,399. The Company's gross profit margin decreased to 48% for the twelve month period ended October 31, 1996 compared to 52% for the period ended October 31, 1995. This decrease resulted from an increase in net revenues of only 11%, which was impacted by a 5% decrease in reimbursement levels, while direct expenses increased by 21%. The Company believes this decrease was attributable to the adverse effect on revenues due to severe winter weather and a decrease in net revenues per patient.

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

Liquidity and Capital Resources
-------------------------------
For the Fiscal Year Ended October 31, 1997

Working capital as of October 31, 1997 was $9,415,440 as compared to $4,072,447 at October 31, 1996 an increase of $5,342,993 during the twelve month period.
The Company had $6,693,825 in cash and certificates of deposits at October 31, 1997. However, $4,532,000 represented restricted deposits. The Company utilized $171,064 in cash for operating activities. To offset this use of cash the Company raised $4,600,000 from the divestiture of its GenCare product line, reduced its credit line borowing by $2,317,031 and repaid approximately $1,190,733 in existing debt.

The capital spending requirements for the Company during 1998 is expected not to exceed $600,000. During fiscal 1997, approximately $143,600 has been spent on capital improvements and approximately $252,300 in capital leases.

The Company had current liabilities of $12,649,814 at October 31, 1997. The three largest items in this category are notes payable of $7,613,710, accounts payable of $2,231,693 and accrued salaries and commissions of $1,065,339

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursement required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services. In each of the omnibus budget reconciliation laws enacted in 1987, 1989 and 1990, Medicare reimbursement of clinical laboratories was reduced from previously authorized levels. None of the reductions enacted to date has had a material adverse effect on the Company. For many of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

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

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $10,000,000. As of October 31, 1997, $6,761,710 of this facility was being utilized. In addition, the Company had verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes were fully paid in November, 1997.

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

The Company had current liabilities of $14,594,347 at October 31, 1996. The three largest items in this category are notes payable of $9,930,741, accounts payable of $2,147,403 and current portion of long-term debt of $730,374.

Project 2000
------------
   The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. At the present time, it appears that the laboratory systems will require changes that translate into approximately $50,000.00 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company less than $2,000.00 to convert and are scheduled for conversion during the second quarter of the current fiscal year. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey medicaid until it is notified to do so. The final system of concern to the Company is its suppliers. Once its general accounting is converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices.

Note Regarding Forward-Looking Statements
-----------------------------------------
   This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cuase the Company's actual results in future periods to be materially different from any future performance suggested herein.

Impact of Inflation
-------------------
   To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------
   The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("EPS"), and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ("EPS") calculations required by Accounting Principles Board ("APB") Opinion O. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of al prior-period EPS data presented. Basic EPS will be based on average common shares outstanding and diluted EPS will include the effects of potential common stock, such as, options and warrants. The Company's basic EPS as calculated under SFAS No. 128 would have been $.43 for the year ended October 31, 1997. The Company's diluted EPS as calculated under SFAS No. 128 would have been $.40 for the year ended October 31, 1997.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for each of retrieval.

The Financial Accounting Standards Board ("FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk
             ---------------------------------------------------------
   Not applicable.

Item 8. -  Financial Statements and Supplementary Data
           -------------------------------------------
   Financial Statements are annexed hereto

Item 9. -  Changes in and Disagreements with Accountants on Accounting and
           ---------------------------------------------------------------
 Financial Disclosure
---------------------
   None
                                  PART III

Item 10.-    Directors and Executive Officers of the Registrant
             --------------------------------------------------
   The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name                   Age  Position
----
Marc D. Grodman, M.D.  46   Chairman of the Board, President, Chief
Executive Officer and Director

Howard Dubinett        46   Executive Vice President, Chief
                            Operating Officer and Director

Sam Singer             5    Vice President, Chief Financial Officer,
                            Chief Accounting Officer and Director

Frank DeVito                56   Director

John Roglieri, M.D.    56   Director

Gary Lederman, Esq.    63   Director

   Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President, Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977. Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital and rendering medical services to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes all of his working time to the business of the Company.

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

   Frank DeVito became a Director of the Company in April 1986. Since 1970, Mr. DeVito has been Vice President of the New Jersey State AFL-CIO and from 1960 until December 1985 was President of AFL-CIO United Food and Commercial Workers, Local 1245. From 1981 through December 1985 Mr. DeVito was also President of United Food and Commercial Workers District Council of Metropolitan New York and Northern New Jersey, which was comprised of 35 local unions with approximately 150,000 members.

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

   Gary Lederman, Esq. became a director of the Company in May 1997. He received his B.A. from Brooklyn College in 1954 and his J.D. from NYU Law School in 1957. He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance. He currently serves on an institutional review board for RTL, a pharmaceutical drug testing laboratory.

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

   Robert Rush, Ph.D (Age 57) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr. Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by the American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

   William Knakal (Age 46) has been employed by the Company as Vice President of Sales and Marketing since March 1990. He has over 15 years of experience in the laboratory testing industry. Mr. Knakal has held various sales and sales management positions at Smith-Kline Beecham Clinical Laboratories, where he worked for 11 years. He started employment with Smith-Kline Beecham Clinical Laboratories in 1978 and his last position (in 1989) was Director, National Accounts. He received a B.S. degree in Biochemistry from Fordham University in 1974.

   Benita Ponda, M.D. (Age 52) has been employed by the Company since February, 1994 as Medical Director. She is certified by the American Board of Pathology in Clinical Pathology, Anatomical Pathology and special qualification in Cytopathology. She holds a New York State Department of Health Certificate of Qualification for Laboratory Director. Dr. Ponda's professional appointments include Chief of Cytopathology and Associate Pathologist at New York Methodist Hospital, Brooklyn, New York (January 1992 to February, 1994); Associate Pathologist at Flushing Hospital and Medical Center, Flushing, New York (1981 to 1991) and Director of Laboratory at St. Mary's Hospital for Children (1985 - to date). She received M.B.B.S. degree (equivalent to M.D. in U.S.A.) from Bombay University, Bombay, India in 1970.

   Bader Maria Pedemonte-Coira, M.D. (Age 39) has been employed by the Company since May, 1996 as Medical Director for GenPath a Bio-Reference laboratory. Formerly, she was with Corning Clinical Laboratories as Director, Cellular Immunology Department and Associate Director, Molecular Tissue Pathology Department, She is certified by the American Board of Pathology in Clinical Pathology and Hematopathology. She holds New York State and New Jersey Departments of Health Certificate of Qualification for Laboratory Director. Dr. Pedemonte-Coira's professional appointments include Adjunct Assistant Professor of Pathology, Columbia University, College of Physicians and Surgeons, New York; Associate Attending Pathologist, Harlem Hospital Center, New York; and Consultant in Immunopathology Bronx-Lebanon Hospital Center, New York. Dr. Pedemonte received her Doctorate of Medicine, Cum Laude, from Autonomous University of Santo Domingo, Santo Domingo, Dominican Republic in 1983.

   Ayad Mudarris, Ph.D. (Age 47) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology. Dr. Mudarris has been a consultant to the Company since October 1994. From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory located in Cranford, New Jersey. From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, A SAMHSA (NIDA) certified forensic drug testing laboratory in Columbia, South Carolina, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina. Dr. Mudarris is a registered Clinical Laboratory Director in the State of New York. He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist. He received his B.S. degree in Pharmacy from Damascus University in 1975 and M.S. degree in Medical Technology from Long Island University in 1980 and Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------
   Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1997, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation
           ----------------------
   The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 1997 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 1997. During the period ended October 31, 1997, the Company granted 740,000 restricted stock awards and had no long-term incentive plan in effect. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                                 SUMMARY COMPENSATION TABLE

                                 Annual Compensation
                                 -------------------
                                                               Other
                       Year                                    Annual
Name and               Ended                                   Compen-
Principal Position     October 31,    Salary         Bonus      sation
------------------     ----------     ------         -----     -------
Marc D. Grodman M.D.   1997           $265,697       $90,000   $-0-
   President and Chief 1996           $264,196       $95,000   $-0-
   Executive Officer   1995           $264,159       $75,000

Howard Dubinett        1997           $148,817       $43,000
   Executive Vice      1996           $154,188       $45,000
   President and Chief 1995           $144,024       $45,000
   Operating Officer

Sam Singer             1997           $147,455       $43,000
   Vice President and  1996           $153,326       $45,000
   Chief Financial and 1995           $144,024       $45,000
   Accounting Officer
                                 Long-Term Compensation
                                 ----------------------

                       Year           Restricted
Name and               Ended          Stock     Options
Principal Position     October 31,    Awards(1) (SARs)
------------------     ----------     --------- -------
Marc D. Grodman M.D.   1997           300,000   300,000(2)
   President and Chief 1996             -0-        -0-
   Executive Officer   1995             -0-        -0-

Howard Dubinett        1997           240,000   213,334
   Executive Vice      1996             -0-        -0-
   President and Chief 1995             -0-        -0-
   Operating Officer

Sam Singer             1997           200,000   116,667
   Vice President and  1996             -0-        -0-
   Chief Financial and 1995             -0-        -0-
   Accounting Officer
                                                All
                       Year           LTIP      Other
Name and               Ended          Pay-      Compen-
Principal Position     October 31,    outs      sation
------------------     ----------     ----      ------
Marc D. Grodman M.D.   1997           $-0-      $-0-
   President and Chief 1996           $-0-      $-0-
   Executive Officer   1995           $-0-      $-0-

Howard Dubinett        1997           $-0-      $-0-
   Executive Vice      1996           $-0-      $-0-
   President and Chief 1995           $-0-      $-0-
   Operating Officer

Sam Singer             1997           $-0-      $-0-
   Vice President and  1996           $-0-      $-0-
   Chief Financial and 1995           $-0-      $-0-
   Accounting Officer

(1) In connection with their acceptance of the terms of new employment agreements, the Company's boardof directors on May 13, 1997 authorized the issuance to Dr. Grodman, Mr. Dubinett and Mr. Singer of300,000, 240,000 and
 200,000 shares of common stock respectively. The shares are forfeitable in part invarious amounts if the employee's employment is terminated "for cause" or at his option "without good reason" prior to May 1, 2000. See
 "Employment Agreements with Executive Officers" herein.

(2) Does not include 604,078 shares of common stock issuable upon conversion of 604,078 shares of Senior Preferred Stock owned by Dr. Grodman, his wife and a corporation controlled by her (collectively the "Grodman Group"). On May 13, 1997 pursuant to a recapitalization, the previously outstanding Senior Preferred Stock owned by the Grodman Group convertible into an aggregate 604,078 shares of common stock on or before April 20, 2003 at a conversion price of $1.50 per share was retired in exchange for a new class of Senior Preferred Stock convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share. See Item
13 herein.

Employment Agreements with Executive Officers
---------------------------------------------
   On May 13, 1997, Dr. Grodman agreed to the terms of a new employment agreement pursuant to which he will serve as president and chief executive officer devoting at least 90% of his working time to the business of the Company. The agreement provides (i) for a seven-year term commencing November 1, 1997; (ii) a minimum annual Base Compensation consisting of salary and bonus in the aggregate amount of $395,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and an initial $2,000,000 face amount of "split dollar" life insurance insuring Dr. Grodman's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) with $2,000,000 of additional coverage to be applied for in the future; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years.

   In consideration for Dr. Grodman's acceptance of the terms of the employment agreement, the board of directors authorized the issuance to Dr. Grodman of
(a) 300,000 shares of the Company's common stock, partially subject to forfeiture, (b) five-year incentive stock options ("ISOs") exercisable to purchase 100,000 shares of common stock at $.790625 per share, and (c) ten-year non-qualified stock options ("NQOs") exercisable to purchase
200,000 shares of common stock at $.71875 per share. The ISOs are only exercisable while Dr. Grodman is employed by the Company. The NQOs expire if Dr. Grodman's employment agreement is terminated by the Company "For Cause" or at his option, "Without Good Reason." See "Employee Incentive Stock
Option Plan."

   The 300,000 shares of common stock issued to Dr. Grodman are forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Dr. Grodman's option "Without Good Reason."

If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                Number of Shares
            Periods                        Forfeited
---------------------------                ----------------
May 1, 1997 through April 30, 1998    225,000 shs.
May 1, 1998 through April 30, 1999    150,000 shs.
May 1, 1999 through April 30, 2000     75,000 shs.


Also on May 13, 1997, Mr. Dubinett agreed to the terms of a new employment agreement pursuant to which he will serve as executive vice president and chief operating officer of the Company. The agreement provides (i) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $500,000 face amount of "split dollar" life insurance insuring Mr. Dubinett's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Dubinett's average annual compensation during the preceding five years.

   In consideration for Mr. Dubinett's acceptance of the terms of the employment agreement, the board of directors authorized the issuance to Mr. Dubinett of
(a) 240,000 shares of the Company's common stock, partially subject to forfeiture and (b) ten-year ISOs exercisable to purchase 60,000 shares of common stock at $.71875 per share. The ISOs are only exercisable while Mr. Dubinett is employed by the Company.

   The 240,000 shares of common stock issued to Mr. Dubinett. are forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Mr. Dubinett's option "Without Good Reason."


If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                Number of Shares
            Periods                        Forfeited
---------------------------                ----------------
May 1, 1997 through April 30, 1998    180,000 shs.
May 1, 1998 through April 30, 1999    120,000 shs.
May 1, 1999 through April 30, 2000     60,000 shs.


Also on May 13, 1997, Mr. Singer agreed to the terms of a new employment agreement pursuant to which he will serve as vice president and chief financial officer of the Company. The agreement provides (i) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $400,000 face amount of "split dollar" life insurance insuring Mr. Singer's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Singer's average annual compensation during the preceding five years.

   In consideration for Mr. Singer's acceptance of the terms of the employment agreement, the board of directors authorized the issuance to Mr. Singer of (a) 200,000 shares of the Company's common stock, partially subject to forfeiture and (b) ten-year ISOs exercisable to purchase 50,000 shares of common stock at $.71875 per share. The ISOs are only exercisable while Mr. Singer is employed by the Company.

   The 200,000 shares of common stock issued to Mr. Singer are forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Mr. Singer's option "Without Good Reason."


If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                Number of Shares
            Periods                        Forfeited
---------------------------                ----------------
May 1, 1997 through April 30, 1998    150,000 shs.
May 1, 1998 through April 30, 1999    100,000 shs.
May 1, 1999 through April 30, 2000     50,000 shs.

Employee Incentive Stock Option Plan
------------------------------------
   In July 1989, the Company's Board of Directors adopted the 1989 Employees Stock Option Plan (the "1989 Plan") which was approved by shareholders in November 1989. The 1989 Plan provides for the grant of options to purchase up to 666,667 shares of Common Stock. Under the terms of the 1989 Plan, options granted thereunder may be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("NQOs").

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

   As described above, on May 13, 1997, the board of directors granted five-year ISOs under the Plan to Dr. Grodman, exercisable to purchase 100,000 shares of the Company's common stock at an exercise price of $.790625 per share (equal to 110% of the last sale price for the common stock on NASDAQ on May 12, 1997). The board also granted ten-year ISOs under the Plan to Mr. Dubinett and Mr. Singer exercisable to purchase 60,000 shares and 50,000 shares of common stock respectively at an exercise price of $.71875 per share (equal to the last sale price for the common stock on NASDAQ on May 12, 1997). In addition, the board granted ten-year NQOs to Dr. Grodman, exercisable to purchase 200,000 shares of common stock at an exercise price of $.71875 per share.

   At the same May 3, 1997 directors' meeting, in order to improve employee morale, the board canceled all other outstanding ISOs exercisable to purchase an aggregate 448,710 shares of common stock at exercise prices ranging from $1.3434 to $3.00 per share, and granted new ten-year ISOs under the Plan to 23 employees exercisable to purchase an aggregate
448,710 shares of common stock at an exercise price of $.71875 per share. Included in this grant were ISOs issued to Mr. Dubinett and Mr. Singer exercisable to purchase 153,334 shares and 116,667 shares respectively. (These ISOs replaced ISOs previously granted to said two individuals to purchase 153,334 shares and 116,667 shares respectively at exercise prices ranging from $1.3125 to $1.50 per share.)

   Also on May 13, 1997, the board of Directors granted five-year NQOs to 31 employees, exercisable to purchase an aggregate 136,100 shares of common stock at $.71875 per share but only while the optionee was employed by the Company.

   On May 13, 1997, the board also issued five-year warrants to each of its three outside directors, exercisable to purchase 10,000 shares (30,000 in the aggregate) of common stock at an exercise price of $.71875 per share, but only while serving as a director. At the same time, the board reduced the exercise price on warrants held by one outside director, John
Roglieri, exercisable to purchase 23,334 shares ranging from $3.00 per share to $3.75 per share to $.71875 per share and issued five-year warrants to another outside director, Gary Lederman, exercisable to purchase 5,200 shares at $.71875 per share.

   See Note 10 of Notes to the Consolidated Financial Statements.

   The following table illustrates information concerning stock option grants made during fiscal 1997 to each of the executive officers named in the "Summary Compensation Table."



                  Option Grants in Fiscal 1997
                  ----------------------------

                  Number of           Percent of
                  Shares              Total Options
                  of Common           Granted to
                  Stock               Employees and
                  Underlying          Consultants"
Name              Options Granted     in Fiscal Year
----              ---------------     --------------
Marc D. Grodman   200,000             19.4
                  100,000              9.7

Howard Dubinett   213,334             20.7

Sam Singer        166,667             16.2


                  Exercise       Expir-
                  Price          ation
Name              Per Share      Date
----              ---------      ----
Marc D. Grodman   $.71875        5/12/07
                  $.790625       5/12/02

Howard Dubinett   $.71875        5/12/07

Sam Singer        $.71875        5/12/97


                  Potential Realizable
                  Value at Assumed Annual
                  Rates of Stock Price
                  Appreciation for
                  Option Term (1)
                  ---------------
Name              5%        10%
----              --        ---
Marc D. Grodman   $263,064  $369,600
                  $124,345  $177,613

Howard Dubinett   $280,602  $394,241

Sam Singer        $219,220  $308,000

------------------------------------
   (1) Assumes appreciation at the stated rates in the market price for Bio-Reference common stock. The option will have no value unless, and only to the extent that the market price for Bio-Reference common stock appreciates from the grant date to the exercise date.

   The following table sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised by any of such individuals in fiscal 1997.


                  1997 Fiscal Year-End Option Values
                  ----------------------------------
                  Number of Unexercised Options
                  At 1997 Fiscal Year-End
                  -----------------------

                                 Value of
                                 Unexercised
                                 In-The-Money
Name              Exercisable    Unexercisable  Options at 10/30/97
----              -----------    -------------  -------------------
Marc D. Grodman   200,000        -0-            $175,000
                  100,000        -0-            $ 80,313

Howard Dubinett   213,334        -0-            $186,667

Sam Singer        166,667        -0-            $145,835

Directors' Compensation

   Directors who are not employees of the Company are also paid a $1,000
per quarter director's fee.Item 12. -      Security Ownership of Certain
Beneficial Owners and Management
             --------------------------------------------------------------

   The following table sets forth information as of January 16, 1998 with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.



                                  Shares of
Name and Address of             Common Stock              Percentage
Beneficial Owner            Beneficially Owned(1)         Ownership
----------------            ---------------------         ---------
Directors and
  Executive Officers*
Marc D. Grodman(2)          1,521,845                     18.9%
   Howard Dubinett (3)        475,001                      6.4%
   Sam Singer(4)              377,667                      5.2%
   Frank DeVito(5)             10,202                       -
   John Roglieri(6)            35,001                       -
   Gary Lederman (7)           15,200                       -

   Executive Officers
     and directors          2,434,916                     28.6%
     as a group (six
     persons) (2)(3)
     (4)(5)(6)(7)



* The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

(1) Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Includes 476,100 shares owned directly by Dr. Grodman, 549,678 shares issuable upon conversion of Senior Preferred Stock and 300,000 shares issuable upon exercise of options. Also includes 141,667 shares owned directly and 54,400 shares issuable upon conversion of Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and a Company controlled by her. Dr. Grodman disclaims beneficial ownership of these 196,067 shares.

(3) Includes 261,667 shares owned directly, and 213,334 shares issuable upon exercise of options.

(4) Includes 211,000 shares owned directly, and 166,667 shares issuable upon exercise of options.

(5) Includes 202 shares owned directly and 10,000 shares issuable upon exercise of warrants.

(6) Includes 1,667 shares owned directly and 33,334 shares issuable upon exercise of warrants.

(7)     Includes 15,200 shares issuable upon exercise of warrants.

Item 13. -   Certain Relationships and Related Transactions
             ---------------------------------------------
   In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the Company's $2,500,000 financing arrangement with Towers Financial Corporation, suspending all rental and interest charges for periods subsequent to November 1, 1991. As of October 31, 1997, $214,118 in outstanding principal, interest and van rentals was due from Dr. Grodman.

   On April 20, 1993, in order to facilitate the Company's 1993 proposed public offering, Dr. Grodman canceled his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase shares of common stock held by Dr. Grodman, his wife and an affiliated entity (the "Grodman Group") exercisable to purchase an aggregate 604,078 shares of Common Stock at prices ranging from $1.4438 to $1.50 or an average price of $1.47 per share, in consideration for the issuance to the Grodman Group of 604,078 shares of a new class of senior preferred stock, $.10 par value per share ("Senior Preferred Stock").
Each share of Senior Preferred Stock had the same voting rights (one vote per share), dividend rights and liquidation rights as each share of common stock and for a period of 10 years after issuance, was convertible into one share of common stock upon payment of a conversion price of $1.50 per share. The 604,078 shares of Senior Preferred Stock were issued to the
Grodman Group on August 23, 1993.     On May 13, 1997 pursuant to a
recapitalization, the Senior Preferred was retired in exchange for a new class of Senior Preferred Stock issued to the Grodman Group. The new Senior Preferred Stock is convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights (one vote per share), dividend rights and liquidation rights as each share of common stock.

Item 14.     Exhibits, Financial Statement Schedules
             ---------------------------------------
                  and Reports on Form 10-KSB
                  --------------------------
1.           Financial Statements
        --------------------

   The following financial statements of the Company are included in Part
   II, Item 7                                             Page to Page
                                                          ------------
   Report of Independent Certified Public Accountants     F-1

   Balance Sheet - October 31, 1997 and 1996              F-2 ...   F-3

   Statement of Operations-
     Years ended October 31, 1997, 1996 and 1995          F-4 ...   F-4

   Statement of Shareholders' Equity
     Years ended October 31, 1997, 1996 and 1995          F-5 ...   F-6

   Statement of Cash Flows -
     Years ended October 31, 1997, 1996 and 1995          F-7 ...   F-9

   Notes to Financial Statements-                         F-10...   F-25

   Schedule II -
     Years ended October 31, 1997, 1996 and 1995          F-26...   F-27

2.      Reports on Form 8-K
   -------------------
   During the Quarter ended October 31, 1997, the Company filed one report on Form 8-K in Item 2., the disposition of certain assets of its GenCare Division to an unrelated third party, IMPATH, Inc.

3. Exhibits
   --------
   None

                                 SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:  /S/ Marc D. Grodman
     -------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director

Dated:  February 11, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
----------------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
February 11, 1998

/S/ Howard Dubinett
----------------------------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
February 11, 1998

/S/ Sam Singer
----------------------------------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
February 11, 1998

/S/ Frank DeVito
---------------------------------------
Frank DeVito
Director
February 11, 1998

/S/ John Roglieri
---------------------------------------
John Roglieri
Director
February 11, 1998

/S/ Gary Lederman
-----------------
Gary Lederman
Director
February 11, 1998
                                EXHIBIT INDEX
                                -------------                Incorporated
by
Exhibit No.       Item                                         Reference to
-----------       ----                                         ------------
3.1*    Amended and Restated Certificate of Incorporation      (A)
        dated November 15, 1989

3.1.1*  Amendment to Certificate of Incorporation dated        (B)
          October 4, 1993 (authorizing one-for-10 reverse stock split)

3.1.2*  Amendment to Certificate of Incorporation dated        (C)
          August 23, 1993 (creating Senior Preferred Stock)

3.1.3*  Amendment to Certificate of Incorporation dated        (C)
          August 23, 1993 (authorizing one-for-three reverse stock split)

3.2*    By-laws                                                (D)

4.1*    Form of Common Stock Certificate, $.01 par value       (C)

4.2*    Form of Warrant Agreement between the Company and      (C)
          American Stock Transfer & Trust Company as Warrant Agent

4.3*    Form of Redeemable Warrant (attached to Exhibit 4.2)   (C)

4.4*    Form of Underwriter's Warrant Agreement                (C)

4.5*    Form of Underwriter's Warrant (attached to             (C)
          Exhibit 4.4)

10.1*   Lease Agreement for Elmwood Park, New                  (E)
          Jersey Premises
          March 23, 1988

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

10.8*   Consultation Agreement dated December 31, 1991         (G)
          1991 between the Company and Advanced Healthcare
          Resources, Inc.

10.9*   Asset/Sale Purchase and Restrictive Covenant Agreement (B)
          dated June 19, 1992 between the Company and Andre Mencz d/b/a/ MMC Management Company

10.10*  The Company's 1986 Stock Option Plan                   (D)

10.11*  The Company's 1989 Stock Option Plan                   (B)

10.12*  Form of Bridge Warrant                                 (B)

10.13*  Form of Bridge Note                                    (B)

10.14*  Acquisition Agreement made as of October 31,           (H)
        1994 for the acquisition by the Company of all of the outstanding capital stock of GenCare

10.15*  Employment Agreement between the Company               (H)
        and Charles T. Todd, Jr.           dated January 4, 1995.

10.16*  Agreement and Bill of Sale dated September             (I)
        30,1997 between the Company and IMPATH
        concerning the sale of the GenCare assets.

10.17*  Non-Competition and Confidentiality                    (I)
        Agreement dated September 30, 1997 between the Company, three officers and a fourth key employee on the one hand and IMPATH on the other hand.

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

(H) Incorporated by reference to exhibit filed with the Company's report on Form 8-K for January 4, 1995.

(I) Incorporated by reference to exhibit filed with the Company's current report on Form 8-K for October 14, 1997.

Item 6.  Selected Consolidated Financial Data
The selected consolidated financial data set forth below for the years ended October 31, 1997, 1996, 1995 1994, and 1993 were derived from the audited consolidated financial statements of the Company. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related Notes appearing elsewhere in the Prospectus.

                                       [In thousands, except per share data]
                                       -------------------------------------
                                                    Years ended
                                                    -----------
                                                    October 31,
                                                    -----------
                                           1 9 9 7   1 9 9 6   1 9 9 5
                                           -------   -------   -------
Operating Data:
  Net Revenues                             $ 38,660  $ 35,126  $ 31,521

  Cost of Services                         $ 19,339  $ 18,136  $ 15,036

  Gross Profit                             $ 19,321  $ 16,989  $ 16,485
  General and Administrative Expenses      $ 17,436  $ 15,793  $ 14,702
  Income [Loss] from Operations            $  1,885  $  1,196  $  1,783
  Non-Recurring Gain on Sale of
   Intangible Assets                       $  2,026  $     --  $     --
  Other Expenses - Net                     $    850  $    552  $    332
  Extraordinary Item - Gain on
   Extinguishment of Debt                  $     --  $     --  $     --
  Provision for Income Tax Expense
   [Benefit]                               $   (139) $     52  $     49
  Net Income [Loss]                        $  3,200  $    592  $  1,402

  Net [Loss] Income Per Common Share       $    .36  $    .10  $    .23
  Cash Dividends Per Common Share          $     --  $     --  $     --

Balance Sheet Data:
  Total Assets                             $ 29,095  $ 28,231  $ 24,201
  Total Long-Term Liabilities              $    921  $  1,533  $    843
  Total Liabilities                        $ 13,570  $ 16,128  $ 12,945
  Working Capital [Deficit]                $  9,415  $  4,072  $  4,552
  Stockholders' Equity [Deficit]           $ 15,525  $ 12,103  $ 11,256

                                           1 9 9 4   1 9 9 3
                                           -------   -------
Operating Data:
  Net Revenues                             $ 22,946  $ 18,783

  Cost of Services                         $ 11,396  $ 10,469

  Gross Profit                             $ 11,550  $  8,314
  General and Administrative Expenses      $ 10,550  $  9,154
  Income [Loss] from Operations            $  1,000  $   (840)
  Non-Recurring Gain on Sale of
   Intangible Assets                       $     --  $     --
  Other Expenses - Net                     $    307  $  1,474
  Extraordinary Item - Gain on
   Extinguishment of Debt                  $    447  $      --
  Provision for Income Tax Expense
   [Benefit]                               $     --  $      --
  Net Income [Loss]                        $  1,140  $  (2,314)

  Net [Loss] Income Per Common Share       $    .23  $   (1.07)
  Cash Dividends Per Common Share          $     --  $      --

Balance Sheet Data:
  Total Assets                             $ 17,381  $   9,105
  Total Long-Term Liabilities              $    708  $     478
  Total Liabilities                        $  9,134  $  11,290
  Working Capital [Deficit]                $  3,604  $  (5,987)
  Stockholders' Equity [Deficit]           $  8,246  $  (2,185)

A number of proposals for legislation are under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

                     INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
         Elmwood Park, New Jersey
                                  We have audited the accompanying
consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
                                  We conducted our audits in accordance
with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
                                  In our opinion, the consolidated
financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.
                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.
Cranford, New Jersey
January 9, 1998

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                            October 31,
                                      1 9 9 7        1 9 9 6
Assets:
Current Assets:
  Cash and Cash Equivalents           $ 2,161,825    $ 1,401,474
  Cash - Restricted                       852,000        852,000
  Accounts Receivable - Net            13,737,881     12,019,761
  Inventory                               453,870        394,377
  Certificates of Deposit -
      Restricted                        3,601,250      3,556,250
  Other Current Assets                  1,000,428        442,932
  Deferred Tax Asset                      258,000             --
                                      -----------    -----------

  Total Current Assets                22,065,254     18,666,794
                                      -----------    -----------
Property and Equipment:
  Automobiles                              57,656         57,656
  Medical Equipment and Vans            2,146,896      1,806,082
  Leasehold Improvements                  370,283        350,557
  Furniture and Fixtures                  398,187        362,835
                                      -----------    -----------

  Totals - At Cost                      2,973,022      2,577,130
  Less:  Accumulated Depreciation       1,685,298      1,265,836
                                      -----------    -----------
  Property and Equipment - Net          1,287,724      1,311,294
                                      -----------    -----------
Other:
  Certificate of Deposit -
   Restricted                              78,750        123,750
  Due from Related Party [6]              214,118        234,918
  Deposits                                213,347        220,254
  Goodwill [Net of
     Accumulated Amortization
     of $994,015 and $1,052,038,
     Respectively]                      1,406,570      3,168,403
  Intangible Assets [Net of
    Accumulated Amortization
    of $1,891,970 and $1,444,265,
    Respectively]                       3,382,393      4,164,286
  Other Assets                            446,903        341,037
                                      -----------    -----------
  Total Other                           5,742,081      8,252,648
                                      -----------    -----------
  Total Assets                        $29,095,059    $28,230,736
                                      ===========    ===========

The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                 October 31,
                                           1 9 9 7        1 9 9 6
                                           -------        -------
Liabilities and Shareholders' Equity:
Current Liabilities:
  Accounts Payable                         $  2,231,693   $  2,147,403
  Accrued Salaries and Commissions            1,065,339        878,996
  Accrued Expenses                              511,386        327,876
  Current Maturities of
    Long-Term Debt [Net of
    Discount] [4]                               864,266        730,374
  Notes Payable - Banks [3]                   7,613,710      9,930,741
  Capitalized Lease Obligation
    - Short-Term Portion [12]                    84,970        202,147
  Current Maturities of
    Convertible Subordinated
    Debt [5]                                      1,339        235,729
  Taxes Payable                                 277,111        141,081
                                           ------------   ------------

  Total Current Liabilities                  12,649,814     14,594,347
                                           ------------   ------------

Long-Term Liabilities:
  Long-Term Debt Less
  Current Maturities [4]                        668,030      1,433,817
  Capitalized Lease
    Obligations - Long-Term
    Portion [12]                                252,572         99,564
                                           ------------   ------------


  Total Long-Term Liabilities                   920,602      1,533,381
                                           ------------   ------------

Commitments and
  Contingencies [13]                                 --            --
                                           ------------   ------------

Shareholders' Equity: [8  and 10]
  Preferred Stock, Par Value $.10  Per Share,
   Authorized 1,062,589 Shares;
   None Issued                                       --            --
  Series A - Senior Preferred
    Stock, Par Value $.10
    Per Share, Authorized,
    Issued and Outstanding
    604,078 Shares                               60,408        60,408
  Common Stock, Par Value $.01
     Per Share, Authorized 18,333,333
     Shares; Issued and Outstanding
     7,169,376 and 6,300,280
     Shares at October 31,
     1997 and 1996, Respectively                 71,694        63,003
  Additional Paid-in Capital                 22,967,160    22,433,297
  Accumulated [Deficit]                      (7,231,568)  (10,431,483)
                                           ------------   ------------

  Totals                                     15,867,694    12,125,225
  Deferred Compensation                        (343,051)      (22,217)
                                           ------------   ------------

  Total Shareholders' Equity                 15,524,643    12,103,008
                                           ------------   ------------

  Total Liabilities and
    Shareholders' Equity                   $ 29,095,059   $28,230,736
                                           ============   ===========

The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------

                                              Y e a r s   e n d e d
                                              ---------------------
                                              O c t o b e r   3 1,
                                              --------------------
                                 1 9 9 7        1 9 9 6        1 9 9 5
                                 -------        -------
Net Revenues                     $ 38,660,184   $ 35,125,878   $ 31,521,118
                                 ------------   ------------   ------------

Cost of Services:
  Depreciation and Amortization       390,953        378,694        337,802
  Employee Related Expenses         8,595,078      8,503,156      7,140,830
  Reagents and Laboratory
    Supplies                        4,777,325      4,430,381      3,723,867
  Other Cost of Services            5,575,918      4,824,164      3,833,535
                                 ------------   ------------   ------------

  Total Cost of Services           19,339,274     18,136,395     15,036,034
                                 ------------   ------------   ------------

  Gross Profit                     19,320,910     16,989,483     16,485,084
                                 ------------   ------------   ------------

General and Administrative Expenses:
  Depreciation and Amortization       798,365        655,192        621,929
  Other General and Administrative
    Expenses                       11,346,007     10,761,548     10,050,229
  Provision for
    Doubtful Accounts               5,291,507      4,285,807      4,030,030
  Expenses of Abandoned
    Acquisition                            --         90,700             --
                                 ------------   ------------   ------------

  Total General and Administrative
    Expenses                       17,435,879     15,793,247     14,702,188
                                 ------------   ------------   ------------
  Income from Operations            1,885,031      1,196,236      1,782,896
                                 ------------   ------------   ------------
Non-Recurring Gain on Sale
  of Intangible Assets [22]              2,025,689             --             --
                                 ------------   ------------   ------------
Other [Income] Expense:
  Interest and Other Expense        1,124,432        840,811        605,405
  Interest Income                    (274,887)      (288,395)      (273,903)
                                 ------------   ------------   ------------

  Total Other Expense - Net           849,545        552,416        331,502
                                 ------------   ------------   ------------

  Income Before Income Taxes        3,061,175        643,820      1,451,394

Provision for Income Tax
  Expense [Benefit] [7]              (138,740)        51,862         49,225
                                 ------------   ------------   ------------

  Net Income                     $  3,199,915   $    591,958   $  1,402,169
                                 ============   ============   ============

  Net Income Per Share [9]       $        .36   $        .10   $        .23
                                 ============   ============   ============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
-----------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------

Series A
                                       Senior Preferred Stock
                                      Shares         Amount
  Balance - October 31, 1994          $  604,078     $ 60,408
Shares Issued from Exercise
  of Warrants                                 --           --

Shares Issued in Connection with an
  Acquisition                                 --           --
Shares Issued in Lieu of Payment
   for Service                                --           --
Expenses Associated with Public Offering
Amortization of Deferred Compensation         --           --
Unrealized Loss on Securities Available for
   Sale                                       --           --
  Net Income for the Year                     --           --
                                      ----------     --------

Balance - October 31, 1995               604,078       60,408
Shares Issued in Connection with
  an Acquisition                          10,000          100
Shares Issued in Connection with
  an Acquisition [Including Shares
  Remaining in Escrow]                    72,688          727
Shares Issued in Lieu of Payment
  for Service                              4,000           40
Shares issued in Lieu of an Invoice
  Payment                                  4,745           48
Shares Issued in Connection with an
  Acquisition Agreement [Including
  Shares Remaining in Escrow]            133,333        1,333
Options Issued for Deferred
  Compensation                            27,200           --
Amortization of Deferred Compensation         --           --
Unrealized Loss on Securities Available
  for Sale                                    --           --
Net Income for the Year                       --           --
                                      ----------     --------
  Balance - October 31, 1996 -
   Forward                            $  604,078     $ 60,408

  Balance - October 31, 1996 -
   Forwarded                             604,078     $ 60,408
Shares Issued for Deferred
  Compensation                                --           --
Warrants Issued for Deferred
  Compensation                                --           --
Shares Issued in Connection with an
  Acquisition Agreement                       --           --
Shares Released from Escrow                   --           --
Amortization of Deferred Compensation         --           --
Net Income for the Year                       --           --
                                      -----------    ---------
  Balance - October 31, 1997              604,078    $  60,408
                                      ===========    =========

                                      Common Stock
                                      Shares         Amount
  Balance - October 31, 1994          $ 5,740,162    $ 57,402

Shares Issued from Exercise
  of Warrants                              12,100         121
Shares Issued in Connection with an
  Acquisition                             311,252       3,112
Shares Issued in Lieu of Payment for
  Service                                  12,000         120
Expenses Associated with Public
  Offering                                     --          --
Amortization of Deferred Compensation          --          --
Unrealized Loss on Securities Available for
   Sale                                        --          --
  Net Income for the Year                      --          --
                                      -----------    --------
Balance - October 31, 1995              6,075,514      60,755
Shares Issued in Connection with
  an Acquisition                           10,000         100
Shares Issued in Connection with
  an Acquisition [Including Shares
  Remaining in Escrow]                     72,688         727
Shares Issued in Lieu of Payment
  for Service                               4,000          40
Shares issued in Lieu of an
  Invoice Payment                           4,745          48
Shares Issued in Connection with an
  Acquisition Agreement [Including
  Shares Remaining in Escrow]             133,333       1,333
Options Issued for Deferred
  Compensation                                 --          --
Amortization of Deferred Compensation          --          --
Unrealized Loss on Securities Available
  for Sale                                     --          --
Net Income for the Year                        --          --
                                      -----------    --------
  Balance - October 31, 1996 -
   Forward                              6,300,280    $ 63,003

  Balance - October 31, 1996 -
   Forwarded                            6,300,280    $ 63,003
Shares Issued for Deferred
  Compensation                            815,000       8,150
Warrants Issued for Deferred
  Compensation                                 --          --
Shares Issued in Connection with an
  Acquisition Agreement                    54,096         541
Shares Released from Escrow                    --          --
Amortization of Deferred Compensation          --          --
Net Income for the Year                        --          --
                                      -----------    --------
  Balance - October 31, 1997            7,169,376    $ 71,694

                                 Additional
                                 ----------
                                 Paid-in        Accumulated    Deferred
                                 -------        -----------    --------
                                 Capital        [Deficit]      Compensation
                                 -------        ---------      ------------
  Balance - October 31, 1994     $ 20,619,399   $(12,425,610)  $    (65,135)
Shares Issued from Exercise
  of Warrants                         18,029              --
Shares Issued in Connection with an
  Acquisition                      1,630,962              --             --
Shares Issued in Lieu of Payment for
  Service                             25,380              --             --
Expenses Associated with Public
  Offering                           (70,240)             --             --
Amortization of Deferred
  Compensation                            --              --         47,635
Unrealized Loss on Securities
  Available for  Sale                     --              --             --
  Net Income for the Year                 --       1,402,169             --
                                 -----------    ------------   ------------
Balance - October 31, 1995        22,223,530     (11,023,441)
Shares Issued in Connection with
  an Acquisition                      23,900              --             --
Shares Issued in Connection with
  an Acquisition [Including Shares
  Remaining in Escrow]                94,208              --             --
Shares Issued in Lieu of Payment
  for Service                          9,560              --             --
Shares issued in Lieu of an
  Invoice Payment                     17,151              --             --
Shares Issued in Connection with an
  Acquisition Agreement [Including
  Shares Remaining in Escrow]         37,748              --             --
Options Issued for Deferred
  Compensation                        27,200              --        (27,200)
Amortization of Deferred
  Compensation                            --              --         22,483
Unrealized Loss on Securities Available
  for Sale                                --              --             --
Net Income for the Year                   --         591,958             --
                                 -----------    ------------   ------------
  Balance - October 31, 1996 -
   Forward                       $22,433,297    $(10,431,483)  $    (22,217)

  Balance - October 31, 1996 -
   Forwarded                     $22,433,297    $(10,431,483)
Shares Issued for Deferred
  Compensation                       337,919              --
Warrants Issued for Deferred
  Compensation                        13,423              --        (13,423)
Shares Issued in Connection with an
  Acquisition Agreement              127,320              --             --
Shares Released from Escrow           55,201              --             --
Amortization of Deferred
  Compensation                            --              --         38,658
Net Income for the Year                   --       3,199,915             --
                                 -----------    ------------   ------------
  Balance - October 31, 1997     $22,967,160    $ (7,231,568)


                                 Unrealized Loss
                                 on Securities  Total
                                 Available      Shareholders'
                                 for Sale       Equity

  Balance - October 31, 1994     $        --    $  8,246,464
Shares Issued from Exercise
  of Warrants                             --          18,150
Shares Issued in Connection with an
  Acquisition                             --       1,634,074
Shares Issued in Lieu of Payment
  for Service                             --          25,500
Expenses Associated with Public
  Offering                                --         (70,240)
Amortization of Deferred
  Compensation                            --          47,635
Unrealized Loss on Securities Available for
   Sale                              (47,998)        (47,998)
  Net Income for the Year                 --       1,402,169
                                 -----------    ------------
Balance - October 31, 1995           (47,998)     11,255,754
Shares Issued in Connection with
  an Acquisition                          --          24,000
Shares Issued in Connection with
  an Acquisition [Including Shares
  Remaining in Escrow]                    --          94,935
Shares Issued in Lieu of Payment
  for Service                             --           9,600
Shares issued in Lieu of an
  Invoice Payment                         --          17,199
Shares Issued in Connection with an
  Acquisition Agreement [Including
  Shares Remaining in Escrow]             --          39,081
Options Issued for Deferred
  Compensation                            --              --
Amortization of Deferred
  Compensation                            --          22,483
Unrealized Loss on Securities Available
  for Sale                            47,998          47,998
Net Income for the Year                   --         591,958
                                 -----------    ------------
  Balance - October 31, 1996 -
   Forward                       $        --    $ 12,103,008

  Balance - October 31, 1996 -
   Forwarded                     $        --    $ 12,103,008
Shares Issued for Deferred
  Compensation                            --              --
Warrants Issued for Deferred
  Compensation                            --              --
Shares Issued in Connection with an
  Acquisition Agreement                   --         127,861
Shares Released from Escrow               --          55,201
Amortization of Deferred
  Compensation                            --          38,658
Net Income for the Year                   --       3,199,915
                                 -----------    ------------
  Balance - October 31, 1997     $        --    $ 15,524,643
                                 ===========    ============

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
----------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------

                                      Y e a r s   e n d e d
                                      ---------------------
                                      O c t o b e r   3 1,
                                      -------------------
                                 1 9 9 7        1 9 9 6        1 9 9 5
                                 -------        -------        -------
Operating Activities:
  Net Income                     $ 3,199,915    $     591,958  $ 1,402,169
                                 -----------    -------------  -----------
  Adjustments to Reconcile Net
  Income to Net Cash [Used for]
  Operating Activities:
   Depreciation and Amortization   1,189,318        1,033,886      959,731
   Amortization of Deferred
    Compensation                      38,658           22,483       47,635
   Expenses of Abandoned
     Acquisition                          --           90,700           --
   Shares Issued for Services             --               --       25,500
   Provision for Doubtful
     Accounts                      5,291,507        4,285,807    4,030,030
   Other                                  --           20,242       (9,285)
   Gain from Sale of Marketable
     Securities                           --           (9,336)          --
   Gain on Sale of Assets                 --           (1,546)          --
   Nonrecurring Gain on Sale of
     Intangible Assets            (2,025,689)              --           --
   Deferred Income Taxes            (258,000)              --           --
 Changes in Assets and Liabilities
   [Net of Effects from Acquisitions]:
   [Increase] Decrease in:
     Accounts Receivable          (7,509,627)     (7,672,430)   (6,442,884)
     Other Assets                   (105,866)        (81,868)      (63,230)
     Inventory                       (59,493)         60,931      (141,940)
     Other Current Assets            142,504          12,046      (271,111)

   Increase [Decrease] in:
     Accounts Payable and Accrued
       Expenses                     (210,861)       (126,411)     (299,189)
     Taxes Payable                   136,030        (121,927)       (6,986)
                                 -----------    -------------  ------------
   Total Adjustments              (3,371,519)     (2,487,423)   (2,171,729)
                                 -----------    ------------   ------------

  Net Cash - Operating
    Activities - Forward           (171,604)      (1,895,465)     (769,560)
                                 ----------     -------------  ------------

Investing Activities:
  Acquisition of Property and
    Equipment                      (143,613)        (451,576)     (424,180)
  Proceeds from Sale of Property
    and Equipment                        --           29,652        45,961
  Purchase of Marketable
    Securities                           --               --      (492,619)
  Proceed from Sale of Marketable
    Securities                           --          501,955            --
  Purchase of Certificate of Deposit
    - Restricted                 (3,680,000)        (180,000)   (3,665,650)
  Maturities of Certificate of Deposit
    - Restricted                  3,680,000          165,650            --
  Cash Acquired During
    Acquisition                          --               --        42,338
  Cash Overdraft of Acquired
    Company                              --           (3,797)           --
  Reduction of Deposits               6,907           63,146        22,649
  Repayment of Related Party
    Receivable                       20,800           15,800        10,400
  Payment for Acquisition of
    Intangible Assets               (44,375)      (1,564,363)     (290,081)
  Proceeds from Sale of
    Intangible Assets             4,600,000               --            --
                                 ----------     ------------   -----------
    Net Cash - Investing Activities -
      Forward                    $4,439,719     $ (1,423,533)  $(4,751,182)


The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Y e a r s   e n d e d
                                                O c t o b e r   3 1,
                                 1 9 9 7        1 9 9 6        1 9 9 5
                                 -------        -------        -------
  Net Cash - Operating Activities
    - Forwarded                  $ (171,604)    $ (1,895,465)  $  (769,560)

  Net Cash - Investing Activities
    - Forwarded                  $4,439,719       (1,423,533)   (4,751,182)
                                 ----------     -------------  -----------

Financing Activities:
  Proceeds from Long-Term Debt           --        1,180,000       394,756
  Payments of Long-Term Debt       (739,895)      (2,083,476)   (2,679,620)
  Payments of Capital Lease
    Obligations                    (216,448)       (236,472)     (297,642)
  Payments of Subordinated Notes
    Payable                        (234,390)         (7,920)     (51,039)
  [Decrease] Increase in Revolving
    Line of Credit               (2,317,031)      3,687,448    5,391,296
  Increase in Restricted Cash            --       1,544,646    2,055,354
  Proceeds from Exercise of
    Warrants                             --              --       18,150
  Expenses of Public Offering
    of Stock                             --              --      (70,240)

  Net Cash - Financing
    Activities                   (3,507,764)      4,084,226    4,761,015

  Net Increase [Decrease] in Cash and
   Cash Equivalents                 760,351         765,228     (759,727)

Cash and Cash Equivalents -
  Beginning of Years              1,401,474         636,246    1,395,973

   Cash and Cash Equivalents -
     End of Years               $ 2,161,825    $ 1,401,474    $ 636,246

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                      $ 1,118,540    $   815,521    $ 531,381
   Income Taxes                  $    44,136    $    86,331    $  81,686


Supplemental Schedule of Non-Cash Investing and Financing Activities:
  In November 1994, the Company purchased a customer list from a non-affiliated party. As consideration for the customer list, the seller received $120,000 of which $30,000 was paid at the closing and the remainder is to be paid over 5- years based on the cash collected from customer list revenues.
  In December 1994, the Company incurred capital lease obligations of $13,713 in connection with the acquisition of office furniture and $12,130 in connection with the acquisition of leasehold improvements.
  In January 1995, the Company incurred a capital lease obligation of $58,994 in connection with the acquisition of a computer imaging system.
  In January 1995, $44,119 of trade accounts payable was converted into debt.
  In January 1995, the Company assumed capital lease obligations of $31,793 for four automobiles in connection with an acquisition.
  In October 1995, the Company incurred a capital lease obligation of $54,117 in connection with the acquisition of medical equipment.
The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-Cash Investing and Financing Activities
[Continued]:
In April 1996, management wrote-off an intangible asset with a carrying value of $197,986 and related debt in the amount of $168,528 in connection with an impaired contract.
In April 1996, management wrote-off an intangible asset with a carrying value of $90,700 in connection with an abandoned acquisition.
                                                     In October 1996, the
Company incurred a capital lease obligation of $69,812 in connection with the acquisition of medical equipment.

In Fiscal 1996, the Company issued debt in the amount of $108,000 in connection with the acquisition of a customer list related to a 1994 agreement.

From March to July 1997, the Company incurred four capital leases obligations totaling $252,279 in connection with the acquisition of various medical equipment.

In fiscal 1997, the Company issued debt in the amount of $108,000 in connection with the acquisition of a customer list related to a 1994 agreement.

[See Notes 8, 17 and 22 for additional non-cash transactions]
The Accompanying Notes are an Integral Part of These Consolidated
Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization and Business
Bio-Reference Laboratories, Inc. [the "Company"] was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been in the clinical laboratory segment of its operations, principally servicing the greater New York metropolitan area.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary [See
Note 17B]. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are as follows:

                                           Y e a r s  e n d e d
                                           O c t o b e r  3 1,
                                   1 9 9 7        1 9 9 6        1 9 9 5
Gross Revenues                   $ 80,462,096   $ 66,768,717   $ 56,097,026
Contractual Adjustments and
  Discounts:
  Medicare/Medicaid Portion        23,090,659      18,620,485     15,560,866
  Other                            18,711,253      13,022,354      9,015,042

  Total Contractual Adjustments
    and Discounts                  41,801,912      31,642,839     24,575,908

  Net Revenues                    $38,660,184    $ 35,125,878   $ 31,521,118

A number of proposals for legislation are under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for doubtful accounts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $8,564,436, $5,357,096 and $2,569,125 as of October 31, 1997, 1996 and 1995, respectively.
Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market. Inventory consists primarily of clinical supplies.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Reclassification - Certain fiscal 1996 and 1995 items have been reclassified to conform to the current years presentation.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2

[2] Summary of Significant Accounting Policies [Continued]
Deferred Income Taxes [Continued] - Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1997, management expects these assets to be fully recoverable.


Property and Equipment - Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years.
The statements of operations reflect depreciation expense related to property and equipment of $419,462, $404,248 and $368,478 for the years ended October 31, 1997, 1996 and 1995, respectively.
On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

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

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 1997, 1996 and 1995 of $203,490, $209,211 and $187,936, respectively.

Intangible Assets - Intangible assets are amortized using the straight-line method. The statements of operations reflect amortization expense related to intangible assets of $566,366, $420,427 and $403,317 for the years ended October 31, 1997, 1996 and 1995, respectively.

A summary is as follows:

                                                Accumulated    Net of
                                                Amortization   Amortization
                                                October 31,    October 31,
Intangible Asset  Life in Years  Cost           1 9 9 7        1 9 9 7
----------------  -------------  ----           -------        -------
Customer Lists              20   $ 3,065,042    $  518,731     $ 2,546,311
Covenants Not-to-Compete  5-7.5    1,420,206       958,738         461,468
Employment Agreement         5       400,000       286,666         113,334
Costs Related to
  Acquisitions            2-17       236,178       120,579         115,599
Patent                      17       144,375         5,882         138,493
Other                     17-20        8,562         1,374           7,188
                                 -----------    ----------     -----------
  Totals                         $ 5,274,363    $1,891,970     $ 3,382,393
                                 ===========    ==========     ===========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[2] Summary of Significant Accounting Policies [Continued]
Intangible Assets [Continued]

                                                Accumulated    Net of
                                                Amortization   Amortization
                                                October 31,    October 31,
Intangible Asset  Life in Years  Cost           1 9 9 6        1 9 9 6
----------------  -------------  ----           -------        -------
Customer Lists    20             $3,377,042     $   410,111    $2,966,931
Covenants
  Not-to-Compete  5-20            1,420,206         720,250       699,956
Employment
  Agreement       5                 400,000         206,666       193,334
Costs Related
  to Acquisitions 2-17              302,741         106,356       196,385
Patent            17                100,000              --       100,000
Other             17-20               8,562             882         7,680
                                 ----------     -----------    ----------
  Totals                         $5,608,551     $ 1,444,265    $4,164,286
                                 ==========     ===========    ==========

Advertising Costs -Advertising costs are expensed when incurred. Advertising costs amounted to $467,000, $344,000 and $256,000 for the years ended October 31, 1997, 1996 and 1995, respectively.
Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had $1,307,278 and $717,484 in cash equivalents at October 31, 1997 and 1996, respectively.
Nonmonetary Stock Issuances - The Company issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[3] Note Payables - Banks

[A] In March 1997, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $10,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 1999 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1997 and 1996, the Company was in compliance with the covenant provisions of this agreement. As of October 31, 1996, the Company had utilized all of this credit facility. As of October 31, 1997, the Company utilized $6,761,710 of this credit facility.

[B] On January 26, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. As of October 31, 1997 and 1996, $2,500,000 was paid against the principal on this note. The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.
Prime rate at October 31, 1997 and 1996 was $8.5% and 8.25%, respectively.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 1997 and 1996 was 8.64% and 8.7%, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4

[4] Long-Term Debt

                                           October 31,
                                           1 9 9 7        1 9 9 6
[A] Note Payable to PNC Bank.  Due October
    1999.  Interest at prime plus 1.25%.   $   194,761    $   294,760

[B] Notes Payable to PNC Bank.  Due July
    2000.  Interest at prime plus 1.75%
    and certificate of deposit rate
    plus 2%.                                   610,255       1,106,251
[C] Note Payable to SmithKline Beecham
    Clinical Laboratories, Inc. Due
    January 1, 1999.  Interest imputed
    at 8.25%.                                  551,373         551,373
[D] Various note payables to prior CML
    owners.  Due November 1998. Interest
    ranging from 6% to 10.75%.                  95,175         175,238
[E] Sclavo, Inc. Payments dependent on
    collections received from customer list.
    Interest at 10%.                            80,732          36,569
                                           -----------    ------------
Totals                                       1,532,296       2,164,191
Less:  Current Maturities                      864,266         730,374
                                           -----------    ------------
  Long-Term Debt                           $   668,030    $  1,433,817
                                           ===========    ============

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

[B] In July 1996, the Company entered into an agreement to borrow $1,180,000. The original principal balance of $1,000,000 was not collateralized and has an interest rate of prime + 1.75%. The remaining original principal balance of $180,000 is collateralized by a certificate of deposit and bears interest at the certificate of deposit rate + 2%. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender.

[C] In July 1996, the Company purchased certain assets and rights from SmithKline Beecham Clinical Laboratories, Inc. for a total purchase price of $1,800,000. At the closing, $1,200,000 was paid in cash and the $600,000 remaining balance is due in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. Interest was imputed at the prime rate [See Note 14].

[D] In connection with the acquisition of Community Medical Laboratories ["CML"], the Company assumed the promissory notes of prior CML noteholders by issuing Company's debentures in the principal amount of $200,174. Maturities of long-term debt at October 31, 1997 in each of the next five years are as follows:

1998    $ 864,266
1999      446,773

2000      221,257
2001           --
2002           --
        ---------
Total  $1,532,296

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5

[5] Convertible Subordinated Debt

In January 1995, the Company issued two 8% convertible subordinated debentures for $206,956 and $31,732 in connection with the Company's acquisition of GenCare. As of October 31, 1997 and 1996, $237,349 and $2,959, respectively, has been repaid.

[6] Related Party Transactions
On October 1, 1989, a promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. As of October 31, 1997 and 1996, $214,118 and
$234,918 in outstanding principal and interest were due from the officer. The Company pays premiums on life insurance policies for three key officers. In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their policies. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company.
At October 31, 1997 and 1996, $446,903 and $336,037 is included in other assets which represents the amount of premiums paid to date. At October 31, 1997 and 1996, cash surrender values on these policies were in excess of amounts receivable.

[7] Income Taxes
The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                           October 31,
                                      1 9 9 7   1 9 9 6   1 9 9 5
                                      -------   -------   -------
U.S. Federal Statutory Rate            34.0%     34.0%     34.0%
State and Local Income Taxes,
  Net of U.S. Federal Income
  Tax Benefit                         10.0%     8.0%      8.0%
Other                                 (7.5)%    3.1%       --%
Utilization of Net Operating
  Loss Carryforwards                  (41.0)%   (37.0)%   (38.6)%
                                      -------   -------   -------
  Actual Rate                         (4.5)%    8.1%      3.4%
                                      ======    ====      ====

The provision for income taxes shown in the consolidated statements of operations consist of the following:

                                           October 31,
                                           1 9 9 7        1 9 9 6   1 9 9 5
                                           -------        -------   -------
Current:
  Federal                                  $ 79,947       $14,228   $28,029
  State and Local                            39,313       37,634     21,196
Deferred:
  Federal                                  (204,000)           --        --
  State and Local                           (54,000)           --        --
                                           ---------      --------  -------
  Total Provision for Income Taxes         $(138,740)     $51,862   $49,225
                                           =========      =======   =======

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6

[7] Income Taxes [Continued]

At October 31, 1997, the Company had net operating loss carryforwards of approximately $5,150,000 for federal income tax purposes, which expire in years 2006 through 2009. In addition, the Company had net operating losses for state purposes. The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area. The following summarizes the operating loss carryforwards by year of expiration:

                            Federal        New Jersey     New York
Expiration Date             Amount         Amount         Amount
---------------             ------         ------         ------
1999                        $       --     $  400,000     $      --
2000                                --      2,400,000            --
2006                         1,050,000             --            --
2007                         1,300,000             --            --
2008                         2,400,000             --            --
2009                           400,000             --     1,400,000
2010                                --             --     1,100,000
2011                                --             --     1,800,000
                            ----------     ----------     ---------
Total                       $5,150,000     $2,800,000     $4,300,000
                            ==========     ==========     ==========

Investment tax credit carryforwards of approximately $32,161 are available to reduce future income taxes. These credits expire from 1998 to 2002.
At October 31, 1997, the Company has a deferred tax asset of approximately $2,200,000 and a valuation allowance of approximately $1,942,000 related to the asset, a decrease of $1,658,000 since October 31, 1996. The deferred tax asset primarily relates to net operating loss carryforwards. At October 31, 1996, the Company has a deferred tax asset of approximately $3,600,000 and a valuation allowance of approximately $3,600,000 related to the asset, a decrease of $100,000 since October 31, 1995. The deferred tax asset primarily relates to net operating loss carryforwards.

[8] Capital Transactions
The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value. In April 1993, the Board of Directors of the Company authorized the change of 604,078 shares from the preferred stock to a new class of Preferred Stock, called "Senior Preferred Stock" which has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock and for a period of ten years after issuance is convertible into one share of common stock upon payment of a conversion price of $1.50 per share. In April 1993, in order to facilitate a public offering contemplated by the Company, Dr. Grodman agreed to cancel his pro-rata option contained in his employment contract and to cancel other outstanding options and warrants to purchase 604,078 shares of Common Stock at prices ranging from $1.45 to $1.50 per share, in consideration for the issuance of 604,078 shares of Senior Preferred Stock. These shares of Senior Preferred Stock were issued in August 1993. On May 13, 1997, pursuant to a recapitalization, the Senior Preferred Stock was retired in exchange for a new class of Series A Senior Preferred Stock. The new Series A Senior Preferred Stock is convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights [one vote per share], dividend rights and liquidation as each share of common stock.
Holders of the Company's common stock are entitled to one vote per share on matters submitted for shareholder vote. Holders are also entitled to receive dividends ratably, if declared. In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[8] Capital Transactions [Continued]

On January 1, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are being held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing. During 1996, 42,413 shares held in escrow were released when collection requirements were met. During 1997, the remaining 90,920 shares held in escrow were released and an additional 54,096 shares were issued due to a decrease in the market price of the common stock [See Note 22].
In April 1995, the Company issued 12,000 shares of common stock in payment of a $25,500 fee to a public relations firm pursuant to a one year renewable contract.

On July 27, 1995, an aggregate of 10,000 shares of the Company's common stock was issued upon exercise of a private placement warrant.
On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998.

On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes, totaling $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. During 1997 and 1996, an aggregate 21,944 and 23,611 shares respectively were released from escrow when collection requirements were met.

In November 1995, the Company issued 4,000 shares of common stock in payment of a finders fee.

In December 1995, the Company issued 4,745 shares of common stock in lieu of payment of an invoice for $17,199.
In May 1997, the Company issued 815,000 shares of common stock and warrants to purchase 58,534 shares of the Company's common stock at a price of $.71875 in connection with employment and consulting agreements and a two year extension on a loan agreement [See Note 10]. Included in the 815,000 shares issued were 740,000 shares to three officers of the Company. The shares are forfeitable in part in various amounts if the employee's employment is terminated "for cause" or at his option "without good reason" prior to May 1, 2000.

[9] Income Per Share
Income per share is based on the weighted average number of shares of common stock outstanding of 6,166,156 and 6,010,964 during fiscal 1996 and 1995, respectively. Equity equivalents are assumed exercised or converted if dilutive. For fiscal 1997, the modified treasury stock method was utilized. Net income and number of shares used under the modified treasury stock method were $4,592,860 and 12,757,946 shares, respectively, for fiscal 1997.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8

[10] Stock Options and Warrants

[A] Employment Incentive Stock Options - In April 1986, the shareholders approved and the Company adopted the 1986 Employee Stock Option Plan ["1986 Plan"] under which 3,667 shares of common stock have been reserved for issuance to persons rendering services to the Company. In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock. Under the terms of its stock option plans, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. These stock options are exercisable up to ten years from the date of grant. At October 31, 1997 and 1996, there were 12,624 and 188,290 shares reserved for future grants under the 1986 and 1989 plans. No stock appreciation rights have been granted. In May 1997, the Company's board of directors approved the cancellation of all of outstanding employee stock options for new options at an exercise price of $.71875 which reflects current fair market value. Following is a summary of transactions:

                                           Weighted
                                           Average
                                 Shares    Exercise
                                 Under     Price
                                 Options   Per Share
                                 -------   ---------
Outstanding at October 31, 1994  514,709
Granted During the Year            1,000
Expired During the Year          (33,665)
Exercised During the Year             --
                                 --------
  Outstanding and Eligible for Exercise
    at October 31, 1995           482,044  $   .72
Granted During the Year                --       --
Expired During the Year                --       --
Exercised During the Year              --       --
                                 --------  -------
  Outstanding and Eligible for Exercise
    at October 31, 1996           482,044  $   .72
Granted During the Year           210,000      .76
Expired During the Year           (34,334)     .72
Exercised During the Year              --       --
                                 --------  -------
  Outstanding and Eligible for Exercise
    at October 31, 1997           657,710  $   .73
                                 ========  =======

                                      Outstanding and Exercisable Options
                                                Weighted
                                                Average
                                 Number of      Remaining      Weighted Average
                                 Shares Under   Contractual    Exercise Price
Exercise Price Range             Option         Life           Per Share

$.71875 to $.790625 Per Share    657,710        10 Years       $ .73

The weighted average grant date fair value of options granted during the year ended October 31, 1997 was $.2486 per share.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to
Employees." Total compensation cost recognized against income for stock-based employee compensation awards was $-0- for the years ended October 31, 1997, 1996 and 1995.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9

[10] Stock Options and Warrants [Continued]

[B] Non Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. Included in the outstanding warrants are publicly-owned warrants to purchase 5,015,841 shares of common stock sold in the Company's 1993 public offering. The following is a summary of transactions as of October 31, 1997 and 1996:

                                                     Weighted
                                 Shares Under        Average
                                 Options             Exercise Price
                                 and Warrants        Per Share
                                 ------------        ---------
Outstanding - October 31, 1994   5,735,481
Granted During the Year            370,000           $   4.7
Canceled During the Year            (4,334)
Exercised During the Year          (12,100)
                                 ----------          --------
Outstanding and eligible for Exercise
  at October 31, 1995            6,089,047           $   4.65
Granted During the Year             40,000               3.00
Expired During the Year           (106,667)              1.79
Exercised During the Year               --                 --
                                 ---------           --------

Outstanding and Eligible for Exercise
  at October 31, 1996            6,022,380           $   4.63

Granted During the Year            381,300                .72
Expired During the Year           (584,871)              1.45
Exercised During the Year               --                 --
                                 ---------           --------
Outstanding and Eligible for Exercise
  at October 31, 1997            5,818,809           $   4.71
                                 =========           ========

During the year ended October 31, 1996, 40,000 shares under warrants were granted to two non-employees. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.8%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 50.75%. Dividends are not expected to be available to shareholders during the expected life of the warrants. The fair value of these warrants of $27,200 [$.68 per share] has been accounted for as deferred compensation for the year ended October 31, 1996 and is being expensed over the term of the agreement, 5 years. Total compensation expense recognized against income for this deferred compensation was $5,440 and $4,983, respectively for the years ended October 31, 1997 and 1996.

During the year ended October 31, 1997, 35,200 shares under warrants were granted to three non-employees and 23,334 shares under warrants were canceled for new warrants at a price of $.71875 which represents fair market value at the time of grant. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 84.09%. Dividends are not expected to be available to shareholders during the expected life of the warrants.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[10] Stock Options and Warrants [Continued]

[B] Non Incentive Stock Options and Warrants [Continued] - The fair value of these options issued in May of 1997 of $13,423 [$.2486 per share] has been accounted for as deferred compensation for the year ended October 31, 1997 and is being expensed over the term of the agreements. Total compensation expense recognized against income for this deferred compensation was $2,254 for the year ended October 31, 1997.
During the year ended October 31, 1997, 346,100 shares under options were granted to employees. The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for employee nonincentive stock option and warrants was $-0- for the years ended October 31, 1997, 1996 and 1995.

                       Outstanding and Exercisable Options and Warrants
                                           Weighted
                            Number of      Average
                            Shares Under   Remaining      Weighted Average
                            Options and    Contractual    Exercise Price
Exercise Price Range        Warrants       Life           Per Share
--------------------        --------       ----           ---------
Warrants -$4.50 Per Share   3,789,175      1 Year         $ 4.50
Warrants - $6.75 Per Share  1,226,666      1 Year         $ 6.75

Options - $.71875 Per Share   404,634      7 Years        $  .72
Options - $1.50 to $3.00
  Per Share                    23,334      3 Years        $  2.79
Options - $4.125 to $5.125
  Per Share                   375,000      1 Year         $  4.70
                            ---------
                            5,818,809
                            =========

These warrants and options have weighted average remaining contractual lives of approximately two years. The weighted average grant date fair value of options granted during the years ended October 31, 1997 and 1996 was $.2486 and $.68 per share, respectively.
[A] and [B] Pro Forma - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 657,710 shares under employee incentive stock options and 346,100 shares under employee nonincentive stock options and warrants for the years ended October 31, 1997 and 1996, net income and earnings per share would have been as follows:

                       1 9 9 7        1 9 9 6
                       -------        -------
Net Income:
  As Reported          $ 3,199,915    $  591,958
                       ===========    ==========
  Pro Forma            $ 2,950,000    $  591,958
                       ===========    ==========
Earnings Per Share:
  As Reported          $       .36    $      .10
                       ===========    ==========
  Pro Forma            $       .34    $      .10
                       ===========    ==========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11

[10] Stock Options and Warrants [Continued]

[A] and [B] Pro Forma [Continued] - The fair value used in the pro forma data was estimated by using an option pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

Risk-Free         Expected       Expected       Expected
Interest Rate     Expected Life  Volatility     Dividends
-------------     -------------  ----------     ---------
6%                1 Year         84.09%         None


[11] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years. At October 31, 1997, the aggregate minimum commitment under these contracts and agreements, excluding commissions, was approximately as follows:

October 31,
----------
1998                   $1,091,250
1999                    1,013,333
2000                      943,333
2001                      880,000
2002 and Thereafter     1,649,000
                       ----------
Total                  $5,576,916
-----                  ==========

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.
In addition to the above, two employment agreements which provide for annual aggregate minimum commitments of $186,700 have no termination dates.
[12] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in 2002 as follows:

                            October 31,
                       1 9 9 7             1 9 9 6
                       -------             -------
Medical Equipment      $   654,479         $   650,690
Furniture and Fixtures      11,565              11,565
Leasehold Improvements          --              12,130
Totals                     666,044             674,385
Less: Accumulated
  Depreciation             262,979             274,704
  Net                  $   403,065         $  399,681

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12

[12] Capitalized Lease Obligations [Continued]

Depreciation expense on assets under capital leases was $83,853, $106,191 and $170,601 for the years ended October 31, 1997, 1996 and 1995, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
-----------
1998         $  120,442
1999            109,331
2000            104,888
2001             62,750
2002             22,681
Thereafter           --
             ----------
Total           420,092
Less:
  Interest       82,550
             ----------
Present Value
  of Minimum
  Lease
 Payments    $ 337,542
             =========

[13] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1997 to 2002. Several of these leases contain renewal options for three to five year periods.
Total expense for property and equipment rental for the years ended October 31, 1997, 1996 and 1995 was $1,796,839, $1,850,085 and $1,640,360,
respectively. There were no contingent rental amounts due through October 31, 1997.

Aggregate future minimum rental payments on noncancelable operating leases are as follows:

             Property       Equipment
             --------       ---------
October 31,
-----------
1998         $  499,734     $  515,236
1999            137,280        420,854
2000                 --        294,417
2001                 --        149,229
2002                 --         19,120
Thereafter           --             --
             ----------     ----------

   Totals    $  637,014     $1,398,856
   ------    ==========     ==========

[14] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement pursuant to which the Company purchased certain assets from SBCL and claims unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable [See Notes 4C and 17F].

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

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

[16] Concentrations of Credit Risk
At October 31, 1997, the Company had approximately $6,320,000 in cash and certificates of deposit balances at financial institutions which were in excess of the federally insured limits. Approximately $4,532,000 of this amount represents collateral for demand loans with the same financial institutions [See restricted cash and certificates of deposit on consolidated balance sheet].
At October 31, 1996, the Company had approximately $5,300,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits. Substantially all of this amount represents collateral for demand loans with the same financial institutions. [See restricted cash and certificates of deposit on consolidated balance sheet].
Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

[17] Acquisitions
[A] On November 16, 1994, the Company purchased a customer list and two leased draw stations from a clinical laboratory. As consideration, the Company assumed the sellers obligations under the draw station leases and entered into an agreement to pay up to $600,000 over a five and one-half year period based on cash collected on customer list revenues. The minimum liability for these payments is $120,000, of which $30,000 was paid at the closing. In addition, the Company entered into a five year employment agreement with a senior marketing representative for an annual base salary of $40,000 plus commissions based on sales.
[B] On January 4, 1995 [effective as of November 1, 1994], the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting.
GenCare provides clinical testing services for the detection, differentiation and staging of cancer, genetic and infectious diseases. Their customers include hospitals, medical centers, reference laboratories and large medical practices. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock [subject to possible increase in the event of a future decrease in the market price of the common stock]. An aggregate 133,333 shares are to be held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares to be issued immediately was $1,634,074 on the date of the closing. The total cost of the acquisition was $1,634,074 which exceeded the fair value of the net assets of GenCare by $2,119,213. The excess is being amortized using the straight-line method over 20 years. In addition, if the specific collection levels are achieved, the 133,333 shares in escrow will be recorded as an additional cost of the acquisition at the fair market value of the shares at the time they are issued [See Notes 8 and 22].

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14

[17] Acquisitions [Continued]
[C] On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998. During 1996, Oncodec Labs, Inc. was dissolved and is now part of the operations of the Company.
[D] On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock will be held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. During 1996, CML was dissolved and is now part of the operations of the Company [See Note 8].
[E] In May 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. ["AML"] for a maximum amount of $612,000 of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three year period solely out of cash collected on customer list revenues.
[F] On July 19, 1996, the Company completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ["SBCL"] of certain assets and rights, including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997.
At the closing, SBCL agreed for a three year period commencing no more than 120 days after the closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by the Company at the closing was provided pursuant to its term loan and credit line facilities with PNC Bank [formerly Midlantic Bank, N.A.] [See Note 14].

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

                          O c t o b e r  3 1,
                     1 9 9 7                  1 9 9 6
                  Carrying  Fair      Carrying       Fair
                  Amount    Value     Amount         Value
Long-Term Debt    $668,030  $666,755  $1,433,817     $1,430,140
Capitalized
  Lease
  Obligations     $252,572  $248,942  $   99,564     $   96,016

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 6].BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
[19] Health Insurance Plan
The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $35,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess.
[20] Employee Benefit Plan
In June 1994, the Company began sponsoring the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum of $9,500 in 1997 and 1996 as adjusted for inflation. The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 1997, 1996 and 1995, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.
[21] Certificates of Deposit-Restricted
At October 31, 1997 and 1996, the Company had $852,000 of restricted cash and $3,680,000 of restricted certificates of deposit, which represents collateral for two demand notes and a long-term debt agreement [See Notes 3 and 4].
[22] Non-recurring Gain on Sale of Intangible Assets
On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" tradename and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a noncompetion agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997.
[23] New Authoritative Accounting Pronouncements
The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ["EPS"], and SFAS No. 129, "Disclosure of Information about Capital Structure" in February 1997. SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented. Basic EPS will be based on average common shares outstanding and diluted EPS will include the effects of potential common stock, such as, options and warrants. The Company's basic EPS as calculated under SFAS No. 128 would have been $.43 for the year ended October 31, 1997. The Company's diluted EPS as calculated under SFAS No. 128 would have been $.39 for the year ended October 31, 1997.BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
[23] New Authoritative Accounting Pronouncements [Continued]
SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.
The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.
The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.
                .   .   .   .   .   .   .   .   .   .
INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
         Elmwood Park, New Jersey
                                  Our report on our audit of the basic
financial statements of Bio-Reference Laboratories, Inc. and its subsidiary appears on page F-1. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
                                       MOORE STEPHENS, P. C.
                                       Certified Public Accountants.
Cranford, New Jersey
January 9, 1998BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995.

<CAPTION:
                                  Balance at          Charged to              Deductions            Balance
                                   Beginning           Cost and               To Valuation          at End
                                   of Period           Expenses                 Accounts           of Period
Year Ended October 31, 1997
Allowance for Doubtful
Accounts and Contractual
Credits                          $  5,357,096         $ 47,593,419            $(44,386,079)       $ 8,564,436
                                 ============        =============            =============       ===========
Year Ended October 31, 1996
Allowance for Doubtful
Accounts and Contractual
Credits                          $  2,569,125         $ 35,928,646            $(33,140,675)       $ 5,357,096
                                 ============        =============            =============       ===========

Year Ended October 31, 1995
Allowance for Doubtful
Accounts and Contractual
Credits                          $  1,224,806         $ 28,605,938            $(27,261,619)       $2,569,125
                                 ============        =============            =============       ===========