Form 10-Q
period 1998-01-31
BIO REFERENCE LABORATORIES INC
filed 1998-03-19
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1998
                               ----------------
                                       AND

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number  0-15266
                        -------

                        BIO-REFERENCE LABORATORIES, INC.

             (Exact name of registrant as specified in its charter)
          NEW JERSEY                                   22-2405059
-------------------------------         ----------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                            07407
------------------------------------------                       ---------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)           (201) 791-2600
                                                           ---------------------

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,169,376 shares of Common Stock ($.01 par value) at March 13, 1998.

                        BIO-REFERENCE, LABORATORIES, INC.
                        ---------------------------------
                                    FORM 10-Q
                                    ---------

                                JANUARY 31, 1998
                                ----------------




                                    I N D E X
                                    ---------



                                                            Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheets as of January 31, 1998 (unaudited)
            and October 31, 1997                                       1

          Statements of Operations for the
                three months ended January 31, 1998 and January 31,
           1997 (unaudited)                                           3

          Statements of Cash Flows for the
                three months ended January 31, 1998 and January 31,
           1997 (unaudited)                                           4

          Notes to financial statements                               6



   Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         8


PART II.   OTHER INFORMATION                                          9


   Item 6.     Exhibits and Reports on Form 8-K

   Signatures                                                         10

                   BIO-REFERENCE LABORATORIES, INC.
                   --------------------------------
                            BALANCE SHEETS
                            --------------
                                ASSETS
                                ------

                                             January 31,    October 31,
                                                 1998          1997
                                             ------------   -------------
                                             (Unaudited)
                                              ----------
CURRENT ASSETS:
--------------
  Cash                                       $2,187,800      $2,161,825
  Cash- Restricted                              852,000         852,000
  Accounts Receivable (Net)                  14,547,771      13,737,881
  Inventory                                     460,156         453,870
  Other Current Assets                        1,541,480       1,258,428
 Certificates of Deposit- Restricted          3,601,250       3,601,250
                                               --------        --------
    TOTAL CURRENT ASSETS                    $23,190,457     $22,065,254
    --------------------                       --------        --------


  PROPERTY, PLANT AND EQUIPMENT              $3,091,779      $2,973,022
  -----------------------------
    LESS:  Accumulated Depreciation           1,795,106       1,685,298
    ----                                       --------        --------

  TOTAL PROPERTY,
  ----------------
  PLANT AND EQUIPMENT - NET                  $1,296,673      $1,287,724
  -------------------------                    --------        --------


OTHER ASSETS:
------------
   Certificate of Deposit - Restricted         $ 78,750        $ 78,750
   Due from Related Party                       214,118         214,118
   Deposits                                     190,634         213,347
   Goodwill (Net of Accumulated
    Amortization of $1,024,021and $994,015,
         respectively)                        1,376,564      1,406,570
   Deferred Charges (Net of Accumulated
    Amortization of $2,009,967 and $1,891,970,
          respectively)                       3,268,770      3,382,393
      Other Assets                              446,903        446,903
                                               --------        --------

   TOTAL OTHER ASSETS                        $5,575,739      $5,742,081
   ------------------                          --------        --------


   TOTAL ASSETS                             $30,062,869     $29,095,059
   ------------                                ========        ========

The Accompanying Notes are an Integral Part of These Financial
Statements.
                   BIO-REFERENCE LABORATORIES, INC.
                   --------------------------------

                            BALANCE SHEETS
                            --------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
                 -------------------------------------

                                               January 31,     October 31,
                                               -----------     -----------
                                                   1998           1997
                                               ------------    -------------
                                               (Unaudited)
                                               -----------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                           $2,194,885      $2,231,693
  Salaries and Commissions Payable              705,026       1,065,339
  Accrued Expenses                              471,913         511,386
  Current Portion of Long-Term Debt           1,684,050         864,266
  Current Portion of Leases Payable              86,506          84,970
  Subordinated Notes                                 --           1,339
  Notes Payable                               8,268,013       7,613,710
  Taxes Payable                                 280,954         277,111
                                               --------        --------
    TOTAL CURRENT LIABILITIES                  $13,691,347     $12,649,814
    -------------------------                  --------        --------


LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt           561,759         688,030
  Long-Term Portion of Leases Payable           229,601         252,572
                                               --------        --------


        TOTAL LONG-TERM LIABILITIES            $791,360        $920,602
        ---------------------------            --------        --------


SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                $     --        $     --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares        60,408          60,408
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued  and Outstanding 7,169,376shares
    in January 31, 1998 and 7,169,376 shares in
    October 31, 1997                             71,694          71,694

  Additional Paid-In Capital                 22,967,160      22,967,160

  Accumulated [Deficit]                      (7,193,575)     (7,231,568)
                                               -------         -------
Totals                                      $15,905,687     $15,867,694
  Deferred Compensation                        (325,525)       (343,051)
                                               -------         -------

    TOTAL SHAREHOLDERS' EQUITY              $15,580,162     $15,524,643
    --------------------------                 --------        --------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                     $30,062,869     $29,095,059
   -------------------                         ========        ========

The Accompanying Notes are an Integral Part of These Financial
Statements.

                BIO-REFERENCE LABORATORIES, INC.
                --------------------------------
                    STATEMENTS OF OPERATIONS
                    ------------------------
                          [UNAUDITED]
                           ---------

                                          Three months ended
                                          ------------------
                                               January 31,
                                               ----------
                                          1 9 9 8         1 9 9 7
                                          -------         -------
NET REVENUES:                           $8,936,424      $9,275,144
------------                              --------        --------

COST OF SERVICES:
----------------

    Depreciation                          $103,245        $ 90,843
    Employee Related Expenses            2,003,239       2,188,041
    Reagents and Lab Supplies            1,061,348       1,199,051
    Other Cost of Services               1,331,278       1,326,566
                                          --------        --------
      TOTAL COST OF SERVICES            $4,499,110      $4,804,501
      ----------------------              --------        --------

GROSS PROFIT ON REVENUES                $4,437,314      $4,470,643
------------------------

General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization           $154,567        $182,043
  Other General and Admin. Expenses      2,866,135       2,908,439
  Bad Debt Expense                       1,241,210       1,137,149
                                          --------        --------
      TOTAL GENERAL AND ADMIN. EXPENSES $4,261,912      $4,227,631
      ---------------------------------   --------        --------

  OPERATING INCOME                        $175,402        $243,012
  ----------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                        $205,316        $277,399
  Interest Income                         (78,624)        (68,765)
                                          --------        --------
          TOTAL OTHER EXPENSES - NET      $126,692        $208,634
          --------------------------      --------        --------

INCOME BEFORE TAX                         $ 48,710        $ 34,378
-----------------
  Provision for Income Taxes             $  10,717        $  7,643
                                          --------        --------
 NET INCOME                               $ 37,993        $ 26,735
 -----------

 NET INCOME PER SHARE:                     $     .01       $      --
 ---------------------                       =======        ========

NUMBER OF SHARES:                          6,943,448       6,162,283
----------------

The Accompanying Notes are an Integral Part of These Financial
Statements.

                BIO-REFERENCE LABORATORIES, INC.
                --------------------------------
                    STATEMENTS OF CASH FLOWS
                    ------------------------

                           [UNAUDITED]
                            ---------

                                               Three months ended
                                               ------------------
                                                 January 31,
                                                -----------
                                           1 9 9 8         1 9 9 7
                                           -------         -------
OPERATING ACTIVITIES:
   Net Income (Loss)                    $   37,993     $  26,735
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                   17,526         1,389
    Depreciation and Amortization          257,812       272,886
     Provision for Bad Debts             1,241,210     1,137,149
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable               (2,051,100)   (1,910,588)
     Other Assets                          22,713         2,805
     Prepaid Expenses and Other
            Current Assets               (289,338)     (139,826)
     Deferred Charges and Goodwill         (4,375)            --
   Increase (Decrease) in:
     Accounts Payable and Accrued
             Liabilities                 (432,751)       200,748
                                        -----------    ---------

 NET CASH - OPERATING ACTIVITIES      $(1,200,310)   $   (408,702)
 -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements             $(118,757)   $    (16,372)


FINANCING ACTIVITIES:
--------------------
   Payments of Long-Term Debt           $(138,487)     $(130,841)
   Payments of Capital
       Lease Obligations                  (21,435)      (50,757)
   Payments of Subordinated
       Notes Payable                       (1,339)       (2,000)
   Increase in Revolving
       Line of Credit                    1,506,303       421,259
                                        ----------     ---------
 NET CASH - FINANCING ACTIVITIES        $1,345,042     $ 237,661
 -------------------------------        ----------     ---------
    NET INCREASE (DECREASE) IN CASH     $   25,975     $(187,413)
    -------------------------------
    CASH AT BEGINNING OF PERIODS         2,161,825     1,401,474
    ----------------------------        ----------     ---------

    CASH AT END OF PERIODS              $2,187,800     $1,214,061
    ----------------------              ==========     =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                           $  204,048     $ 311,925
     Income Taxes                       $  192,150     $   7,643

The Accompanying Notes are an Integral Part of These Financial
Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
----------------------------------------------------------
ACTIVITIES:
----------

In March, 1997, the Company incurred capital lease obligations (2) of $112,861 in connection with the acquisition of medical equipment.

In May, 1997, the Company issued 815,000 shares of common stock ($313,725 of Deferred Compensation) and 35,200 non-employee stock options exercisable to purchase 35,200 shares of the Company's common stock at prices varying from $.71875 to $.790625per share for employment and consulting agreements and director fees.

On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its"GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997.

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

[2] The results of operations for the three month period ended January 31, 1998 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1997 as filed with the Securities and Exchange Commission in the Company's Annual
Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

                         Three Months Ended
                              January 31
                       1998           1997
                       ----           ----

                    $10,200,640         $ 9,053,223

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $6,124,003 at January
31, 1997 and $9,116,310 at January 31, 1998.

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

[10] The Company adopted SFAS 128, 'Earnings per share' in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At January 31, 1998 and January 31,
1997 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

[11] The Company adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based
Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion
No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[13] Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

[14] At October 31, 1997, the Company has a deferred tax asset of approximately $2,200,000 and a valuation allowance of approximately $1,942,000 related to the asset, a decrease of $1,658,000 since October 31, 1996. The deferred tax asset primarily relates to net operating loss carryforwards.


[15] At January 31, 1998, the Company had $4,532,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[16] At January 31, 1998, the Company had $6,357,949 in cash in excess of the federally insured limits, however
$4,532,000 of this amount represents collateral for demand loans with the same banks.

[17] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of July 31, 1996, $2,500,000 was paid against the principal on this note. The Company has $852,000 in a savings account with this bank restricted as collateral for the loan.

[18] In March 1997, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (I) $10,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 1999 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1997 and 1996, the Company was in compliance
with the covenant provisions of this agreement.   As of
January 31, 1998, $8,268,013 was outstanding pursuant to this facility.

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

[20] In May, 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. ('AML') for a maximum amount of $612,000, of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three-year period. AML had revenues of approximately $900,000 in the twelve months preceding the acquisition. This acquisition was not significant to the Company.

[21] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ('SBCL') of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance was payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997.
Interest was imputed at the prime rate.   At January 31,
1997, the Outstanding debt balance was $551,373. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with Midlantic Bank, N.A. The Company estimates that approximately $1,000,000 in annual revenues could be generated by this acquisition. (See Note 22)

[22] On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Sale/Purchase Agreement and the Non-Competition Agreement between the parties and claimed unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable issued in connection with the purchase.

In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

[23] On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            -------------------------------------
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      ------------------------------------------------
                    RESULTS OF OPERATIONS
                    ---------------------

NET REVENUES:
------------
Net revenues for the three month period ended January 31, 1998 were $8,936,424, as compared to $9,275,144 for the three month period ended January 31, 1997; this represents a 4% decrease in net revenues. On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ('GenCare') to an unrelated third party. During the three month period ended January 31, 1997, net revenues related to GenCare was approximately $579,730 or 6% of the Company's net revenue. Therefore, the Company had a 3% increase in net revenues when GenCare revenues are factored out of the three month period ended January 31, 1997.

The number of patients serviced during the period ended January 31, 1998 was 131,708 which was flat when compared to the prior fiscal year's three month period. However, GenCare had a patient count of 6,050 for the three month period ended January 31, 1997. Therefore, the Company had an actual increase of 4% in the number of patients processed during the three month period ended January 31, 1998.

COST OF SALES:
-------------
Cost of Services decreased from $4,804,501 for the three month period ended January 31, 1997 to $4,499,110 for the three month period ended January 31, 1998. This represents a 6% decrease and is attributable to the GenCare divestiture.

GROSS PROFITS:
-------------
Gross profits on net revenues decreased from $4,470,643 for the period ended January 31, 1997 to $4,437,314 for the three month period ended January 31, 1998; a decrease of $33,329 or less than 1%.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending January 31, 1998 were $4,261,912 as compared to $4,227,631 for the quarter ending January 31, 1997, an increase of $34,381 or less than 1%.

INTEREST EXPENSE:
----------------
Interest expense decreased from $277,399 during the three month period ending January 31, 1997 to $205,316 during the three month period ending January 31, 1998 and is due to the Company's decrease in asset based borrowing.

INCOME (LOSS):
-------------
The Company had net income of $37,993 for the three months ended January 31, 1998 as compared to $26,735 for the three months ended January 31, 1997. Management believes the net income of $37,993 for the period ended January 31, 1997 was attributable to cost savings due to the GenCare divestiture and a reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of January 31, 1998 was $9,509,827 as compared to $9,415,440 at October 31, 1997 an increase of $94,387.

The Company increased its cash position by approximately $ 26,000 during the current quarter. The Company utilized $1,200,310 in cash for operating activities. To offset this use of cash the Company borrowed $1,345,042 in short-term debt and repaid approximately $161,261 in existing debt.

The capital spending requirements for the Company during fiscal 1998 is expected not to exceed $575,000. To date, approximately $118,800 has been spent on capital improvements.

The Company had current liabilities of $13,680,630 at January 31, 1997. The three largest items in this category are notes payable of $8,268,013, accounts payable of $2,194,885 and current portion of long-term debt of $1,684,050.

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

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common
Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $10,000,000. As of January 31, 1998, $8,268,013 was outstanding pursuant to this facility. In addition, the Company verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes were fully paid in November 1997.

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


                           PART II
Item 6
EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
No reports on Form 8-K have been filed during the quarter ended January 31, 1998.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     BIO-REFERENCE LABORATORIES, INC.
     (Registrant)



/S/ Marc D. Grodman, M.D.
-------------------------
Marc D. Grodman, M.D.
President




/S/ Sam Singer
--------------
Sam Singer
Chief Financial and Accounting Officer




Date: March 19, 1998