Form 10-Q
period 1998-04-30
BIO REFERENCE LABORATORIES INC
filed 1998-06-18
CIK 792641

FORM 10-Q

                            SECURITIES AND EXCHANGE COMMISSION
                                   Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 1998
                               --------------
                                            AND

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number  0-15266
                        -------
                             BIO-REFERENCE LABORATORIES, INC.

                  (Exact name of registrant as specified in its charter)
          NEW JERSEY                                     22-2405059
-------------------------------         ----------------------------------------
(State or other jurisdiction of            (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                       07407
------------------------------------------                      -------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)          (201) 791-2600
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

                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,207,910 ($.01 par value) at June 8, 1998.
                             BIO-REFERENCE, LABORATORIES, INC.
                             ---------------------------------

                                         FORM 10-Q
                                         ---------

                                      APRIL, 30 1996
                                      --------------




                                         I N D E X
                                         ---------


                                                                   Page


PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements
           Balance Sheet as of April 30, 1998 (unaudited)
           and October 31, 1997                                          1

           Statements of Operations for the
            three months and six months ended April 30, 1998
            and April 30, 1997 (unaudited)                               3

           Statements of Cash Flows for the
            six months ended April 30, 1998 and April 30,
            1997 (unaudited)                                             4

           Notes to financial statements                                 6



   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7


PART II.   OTHER INFORMATION                                            10

      Item 6.   Exhibits and Reports on Form 8-K                        10

   Signatures                                                           11

                             BIO-REFERENCE LABORATORIES, INC.
                             ---------------------------------
                                      BALANCE SHEETS
                                      --------------
                                          ASSETS
                                          ------

                                                    April 30,     October 31,
                                                   -----------     -----------
                                                       1998           1997
                                                  ------------    -----------
                                                         (Unaudited)
                                                         -----------
CURRENT ASSETS:
--------------

  Cash                                             $3,124,409         $2,161,825
  Cash- Restricted                                    852,000            852,000
  Accounts Receivable (Net)                        18,078,572         13,737,881
  Inventory                                           656,490            453,870
  Other Current Assets                              1,132,880          1,258,428
 Certificates of Deposit- Restricted                3,601,250          3,601,250
                                                     --------          --------
    TOTAL CURRENT ASSETS                          $27,445,601       $ 22,065,254
    --------------------                             --------          --------
  PROPERTY, PLANT AND EQUIPMENT                    $4,611,849        $2,973,022
  -----------------------------
  LESS:  Accumulated Depreciation                   1,955,834          1,685,298
  ----                                               --------          --------
  TOTAL PROPERTY,
  ----------------
  PLANT AND EQUIPMT                                $2,656,015        $1,287,724
  -------------------------                          --------          --------

OTHER ASSETS:
------------
   Certificate of Deposit - Restricted              $  78,750         $   78,750
   Due from Related Party                             197,918            214,118
   Deposits                                           285,802            213,347
   Goodwill (Net of Accumulated
    Amortization of $ 1,072,877and
    $994,015, respectively)                         5,851,753          1,406,570
   Deferred Charges (Net of Accumulated
    Amortization of $2,148,369 and
    $1,891,970, respectively)                       3,300,631          3,382,393
      Other Assets                                    446,903            446,903
                                                      -------          --------

   TOTAL OTHER ASSETS                             $10 161 757       $5,742,081
   ------------------                                --------          --------

   TOTAL ASSETS                                   $40,263,373       $29,095,059
   ------------                                      ========          ========

The Accompanying Notes are an Integral Part of These Financial Statements.

                             BIO-REFERENCE LABORATORIES, INC.
                              -------------------------------
                                      BALANCE SHEETS
                                      --------------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
                           ------------------------------------

                                                 April 30,        October 31,
                                                 ---------        -----------
                                                  1998            1997
                                                -----------      --------
                                                       (Unaudited)
                                                       ----------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                              $ 4,719,617       $   2,231,693
  Salaries and Commissions Payable                1,367,743           1,065,339
  Accrued Expenses                                  748,603            511,386
  Current Portion of Long-Term Debt               2,514,495            864,266
  Current Portion of Leases Payable                 254,506             84,970
  Subordinated Notes                                     --              1,339
  Notes Payable                                   9,332,921          7,613,710
  Taxes Payable                                     287,721            277,111
                                                   --------          --------
    TOTAL CURRENT LIABILITIES                   $19,225,606       $ 12,649,814
    -------------------------                      --------           --------

LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt             5,162,291            688,030
  Long-Term Portion of Leases Payable               416,143            252,572
   Deferred Interest                               (290,000)             --
                                                  ---------         ----------
        TOTAL LONG-TERM LIABILITIES              $5,288,434        $  920,602
        ---------------------------                --------          --------

SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                  $      --         $       --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares           60,408             60,408
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued  and Outstanding 7,207,910shares
    in April 30, 1998 and 7,169,376 shares in
    October 31, 1997                                72,079             71,694

  Additional Paid-In Capital                    22,992,089         22,967,160

  Accumulated [Deficit]                         (7,069,578)        (7,231,568)
                                                 ---------          ---------
  Totals                                      $ 16,054,998        $15,867,694
                                                  --------          --------
  Deferred Compensation                           (305,665)          (343,051)
                                                  --------          -------

    TOTAL SHAREHOLDERS' EQUITY                 $15,749,333       $15,524,643
    --------------------------                    --------          --------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                        $40,263,373       $29,095,059
   --------------------                           ========          ========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                              BIO-REFERENCE LABORATORIES, INC.
                                              --------------------------------
                                                  STATEMENTS OF OPERATIONS
                                                  -------------------------

                                                        [UNAUDITED]
                                                         ----------

                                                       Three months ended
                                                             April 30,
                                                              --------
                                                     1 9 9 8          1 9 9 7
                                                     -------          -------

NET REVENUES:                                       $10,808,505      $9,974,850
------------                                          --------        ---------
COST OF SERVICES:
----------------
  Depreciation                                      $  141,243       $    94,433
  Employee Related Expenses                          2,584,001         2,149,693
  Reagents and Lab Supplies                          1,230,795         1,195,824
  Other Cost of Services                             1,573,859         1,384,966
                                                    ----------       -----------
      TOTAL COST OF SERVICES                       $ 5,529,898      $  4,824,916
      ----------------------                        ----------       -----------
GROSS PROFIT ON REVENUES                            $5,278,607       $ 5,149,934
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization                     $  206,742       $  182,733
  Other General and Admin. Expenses                  3,271,863        2,744,895
  Bad Debt Expense                                   1,497,952        1,510,133
                                                    ----------       ----------
      TOTAL GENERAL AND ADMIN. EXPENSES             $4,976,557       $4,437,761
      ---------------------------------             ----------       ----------
OPERATING INCOME                                    $  302,050       $  712,173
----------------
OTHER (INCOME) EXPENSES:

  Interest Expense                                  $  258,280       $  281,031
  Interest Income                                     (111,228)          (64,762
                                                     -------          ----------
          TOTAL OTHER EXPENSES - NET                $  147,052       $  216,269
          --------------------------                 --------         ----------
INCOME BEFORE TAX                                   $  154,998       $  495,904
-----------------
  Provision for Income Taxes                            31,000            (860)
                                                     ---------       ----------
NET INCOME                                          $  123,998       $  496,764
----------                                            ========       ==========
NET INCOME PER SHARE                                $      .02       $      .08
--------------------                                  ========        =========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        6,943,448        6,300,280
---------------------------------------------        =========        =========

                                                          Six months ended
                                                               April 30
                                                               --------
                                                       1 9 9 8          1 9 9 7
                                                       -------          -------

NET REVENUES:                                      $19,744,928      $19,249,995
------------                                        ----------       ----------

COST OF SERVICES:
----------------
    Depreciation                                    $  244,488       $  185,276
    Employee Related Expenses                        4,587,239        4,337,734
    Reagents and Lab Supplies                        2,292,144        2,394,876
    Other Cost of Services                           2,905,137        2,711,532
                                                    ----------        ---------
      TOTAL COST OF SERVICES                      $ 10,029,008     $ 9,629,418
      ----------------------                        ----------        ---------

GROSS PROFIT ON REVENUES                            $9,715,920       $9,620,577
------------------------                             ---------        ---------

General and Administrative Expenses:
-----------------------------------

  Depreciation and Amortization                     $  361,309       $  364,776
  Other General and Admin. Expense                   6,137,998        5,653,334
  Bad Debt Expense                                   2,739,162        2,647,282
                                                    ----------       ----------
      TOTAL GENERAL AND ADMIN. EXPENSES             $9,238,469       $8,665,392
      ---------------------------------              ---------        ---------
  OPERATING INCOME                                  $  477,451       $  955,185
  ----------------

OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                                  $  463,597       $  558,430
  Interest Income                                      189,853         (133,527)
                                                        -------         --------
          TOTAL OTHER EXPENSES - NET                $  273,744       $  424,903
          --------------------------                   -------          -------
INCOME BEFORE TAX                                   $  203,707       $  530,282
-----------------
  Provision for Income Taxes                            41,717            6,783
                                                        ------            -----
NET INCOME                                           $ 161,990       $  523,499
----------                                             =======          =======
NET INCOME PER SHARE                                $      .02       $      .08
--------------------                                      ====             ====
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING        6,943,448        6,300,280
---------------------------------------------        =========       ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                                BIO-REFERENCE LABORATORIES, INC.
                                --------------------------------
                                    STATEMENTS OF CASH FLOWS
                                    ------------------------
                                           [UNAUDITED]
                                           ----------

                                                          Six months ended
                                                          ----------------
                                                               April 30,
                                                               --------
                                                       1 9 9 8          1 9 9 7
                                                       -------          -------
OPERATING ACTIVITIES:
--------------------
   Net Income                                      $   161,990      $   523,499
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                               37,386            2,777
    Depreciation and Amortization                      605,797          550,052
    Provision for Bad Debts                          2,739,162        2,647,282
   Change in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                            (4,773,738)      (4,001,044)
     Other Assets                                       29,767           33,059
     Prepaid Expenses and Other Current Assets         210,701           44,080
     Deferred Charges and Goodwill                          --               --
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities         (229,255)         488,974
                                                   ------------     -----------

           NET CASH - OPERATING ACTIVITIES         $(1,218,190)    $    288,679
           -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                       $  (173,494)     $  (90,368)
   Acquisition of Medilabs, Inc                   $(5,500,000)     $       --
                                                 ------------     ----------
           NET CASH - INVESTING ACTIVITIES        $(5,673,494)     $  (90,368)
           -------------------------------
FINANCING ACTIVITIES:
--------------------
   Proceeds from Exercise of Options              $    25,314        $      --
   Payments of Long-Term Debt                        (281,961)        (473,297)
   Long-Term Acquisition Debt                       5,500,000               --
   Payments of Capital Lease Obligati                 (45,369)        (101,465)
   Payments of Subordinated Notes Payable              (1,339)         (75,000)
   Increase in Revolving Line of Credit              2,571,211          449,180
                                                   -----------      -----------
          NET CASH - FINANCING ACTIVITIES          $ 7,767,856      $  (200,582)
          -------------------------------          -----------      -----------
    NET INCREASE (DECREASE) IN CASH                $   876,172      $    (2,271)
    -------------------------------                -----------      ------------
    CASH AT BEGINNING OF PERIODS                     2,161,825        1,401,474
    ----------------------------                   -----------      -----------
    CASH AT END OF PERIODS                         $ 3,037,997      $ 1,399,203
    ----------------------                         ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                                     $   434,116      $   577,269
     Income Taxes                                 $   192,150      $     6,783

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------
In March, 1997, the Company incurred capital lease obligations (two) of $112,861 in connection with the acquisition of medical equipment.

In May, 1997, the Company issued 815,000 shares of common stock ($313,725 of Deferred Compensation) and 35,200 non-employee stock options exercisable to purchase 35,200 shares of the Company's common stock at prices varying from $.71875 to $.790625 per share for employment and consulting agreements and director fees.

On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached, amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997.

On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition will be effective April 9, 1998 for accounting purposes. The operations of Medilabs are included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by BRLI at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by BRLI of its $1,500,000 promissory note payable without interestin three semi-annual installments commencing one year after the closing. In addition, BRLI paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which will continue to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,500,000 in additional payments to be made by BRLI if certain revenues are realized by MLI after closing. Goodwill of $4,524,045 will be amortized over 20 years under the straight line method.

                                           Assets and Liabilities Assumed
                                           ------------------------------

Cash in Banks                             $       86,400
Accounts Receivable (Net)                      4,306,100
Other Assets                                     393,800
Fixed Assets                                   1,465,300
                                               ---------
Accounts Payable                             (2,632,100)
Accrued Expenses                               (629,700)
Debt                                           (452,927)
                                              ----------
Net Assets                                 $  2,536,873
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

[2] The results of operations for the six month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the entire year.

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

       Three Months Ended                       Six Months Ended
            April 30                                April 30
   1998             1997                        1998             1997
   ----             ----                        -----            ----
$12,406,505      $ 9,053,223                 $22,607,404      $19,583,877

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $7,518,205 at April 30, 1997 and $14,212,816 at April 30, 1998.

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

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At April 30, 1998 and April 30,1997 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

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

[14] At October 31, 1997, the Company had a deferred tax asset of approximately $2,200,000 and a valuation allowance of approximately $1,942,000 related to the asset, a decrease of $1,658,000 since October 31, 1996. The deferred tax asset primarily relates to net operating loss carryforwards.

[15] At April 30, 1998, the Company had $4,532,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[16] At April 30, 1998, the Company had $7,024,481 in cash in excess of the federally insured limits, however $4,532,000 of this amount represents collateral for demand loans with the same banks.

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

[18] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (I) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 1999 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1997 and 1996, the Company was in compliance with the
covenant provisions of this agreement.   As of April 30, 1998, $9,332,921 was
outstanding pursuant to this facility.

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

[21] On July 19, 1996, BRLI completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") of certain assets, rights and associated goodwill including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the Closing. The $600,000 balance was payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997.
Interest was imputed at the prime rate.   At January 31, 1997, the outstanding
debt balance was $551,373. At the Closing, SBCL agreed for a three-year period commencing no more than 120 days after the Closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients. Funding for the $1,200,000 down payment made by BRLI at the Closing was provided pursuant to its term loan and credit line facilities with Midlantic Bank, N.A. The Company estimated that approximately $1,000,000 in annual revenues could be generated by this acquisition. (See Note 22)

[22] On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Sale/Purchase Agreement and the Non-Competition Agreement between the parties and claimed unspecified amounts of compensatory and punitive damages and related costs. This lawsuit is in its initial stages and no assurances can be given at this time that it will be concluded in the Company's favor. As a result of its allegations against SBCL, the Company has not made any payments with respect to the $600,000 note payable issued in connection with the purchase.

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

[24] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition will be effective April 9, 1998 for accounting purposes. The operations of Medilabs will be included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI certain key employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by BRLI at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by BRLI of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, BRLI paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which will continue to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,500,000 in additional payments to be made by BRLI if certain revenues are realized by MLI after closing.

The unaudited pro-forma results of operations of the Company for the six months ended April 30, 1998 and 1997 assumes the acquisition had occurred at the beginning of the periods.

                                    Six Months Ended       Six Months Ended
                                     April 30, 1998        April 30, 1997
                                    ----------------       -----------------
Net Revenue                         $27,171,900            $26,676,900
Net Income                          $   383,400            $   744,900
Net Income Per Common Share                $.06                   $.12

The pro-forma results reflect amortization of goodwill and other intangible assets. The unaudited pro-forma infomration is not necessarirly indicative of the actual results of operation had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

Item 2.
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                           ------------------------------------
                     OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     ------------------------------------------------
                                   RESULTS OF OPERATIONS
                                   ---------------------
                 COMPARISON OF SECOND QUARTER 1998 VS SECOND QUARTER 1997
                 --------------------------------------------------------
NET REVENUES:
------------
Net revenues for the three month period ended April 30, 1998 were $10,808,505 as compared to $9,974,850 for the three month period ended April 30, 1997; this represents an 8% increase in net revenues. On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ("GenCare") to an unrelated third party. During the three month period ended April 30, 1997, net revenues related to GenCare was approximately 7% of the Company's net revenue. On April 9, 1998, the Company acquired Medilabs, Inc. ("MLI")
(See Note 24). During the period from its acquisitionon April 9, 1998 through the period ended April 30, 1998, MLI had net revenes of approximately 9% of the Company's net revenues for the quarter. Therefore, the Company's core business increased 5% when both Gencare and MLI revenues are adjusted out of both three month periods.

The number of patients serviced during the three month period ended April 30, 1998 was 212,079 which was 15% greater when compared to the prior fiscal year's three month period. However, GenCare accounted for 4% of the patient count for the three month period ended April 30, 1997 and MLI accounted for 12% of the patient count for the period from its acquisition on April 9, 1998 through the period ended April 30, 1998. Therefore, the Company had an actual increase of 6% in the number of patients processed during the three month period ended April 30, 1998. Net revenue per patient, when caculated without the effect of GenCare in 1997 and MLI in 1998, decreased in the period from $52 in 1998 from $53 in the prior comparable quarter. Pro-Forma revenues for the current quarter, if the MLI acquisition had occured prior to the start of the period, would have been approximately $14 million.

COST OF SALES:
-------------
Cost of Services increased from $4,824,916 for the three month period ended April 30, 1997 to $5,529,898 for the three month period ended April 30, 1998, an increase of $704,982 (15%) When the Company's direct costs are adjusted for the effects of both GenCare and MLI, the increase in expenses for the Company's core business was approximately $237,000 (5%).

GROSS PROFITS:
-------------
Gross profits on net revenues increased from $5,149,934 for the period ended April 30, 1997 to $ 5,278,607 the three month period ended April 30, 1998; an increase of $128,673 or less than 3%. When the Company's gross profits are adjusted to remove the effects of both GenCare and MLI, the increase attributable to its core busines is approximately $318,000 (7%).

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ended April 30, 1998 were $4,976,557 as compared to $4,437,761 for the quarter ended April 30, 1997, an increase of $538,796 or 12%. Most of the increase was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition, increased marketing costs related to replacing the volume lost with the GenCare divestiture and a one time expense of $75,000 for the settlement of a lawsuit.

INTEREST EXPENSE:
----------------
Interest expense decreased from $281,031 during the three month period ended April 30, 1997 to $258,280 during the three month period ended April 30, 1998 and is due to the Company's decrease in asset based borrowing. However, this trend is not expected to continue due to the MLI acquisition.

INCOME (LOSS):
-------------
The Company had net income of $123,998 for the three months ended April 30, 1998 as compared to $496,764 for the three months ended April 30, 1998, a decrease of 372,766. Management believes that the decrease in net income was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition, increased marketing costs related to replacing the volume lost with the GenCare divestiture, a one time expense of $75,000 for the settlement of a lawsuit and a decrease in net revenue per patient when compared to the corresponding period in the prior fiscal year.

                        SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997
                        -------------------------------------------
NET REVENUES:
------------
Net Revenues for the six month period ended April 30, 1997 were $19,249,995 as compared to $19,744,928 for the current six month period ended April 30, 1998; this represents a 3% increase in net revenues. During the six month period ended April 30, 1997, revenues related to GenCare totaled approximately
6% of the Company's net revenue. Therefore, the Company had a 10% increase in net revenues when these revenues are factored out of the six month period ended April 30, 1997. However, MLI's revenues from its acquisition on April 9, 1998 through April 30, 1998 totalled approximately 5% of the Company's net revenues for the six months ended April 30, 1998. Therefore, the Company's core business increased 4% when both GenCare and MLI revenues are adjusted out of both six month periods.

The number of patients serviced during the six month period ended April 30, 1998 was 383,935 which was 8% greater when compared to the prior fiscal year's six month period. However, GenCare accounted for 4% of the patient count for the six month period ended April 30, 1997 and MLI accounted for 7% of the patient count for the period from its acquisition on April 9, 1998 through the period ended Arpil 30, 1998. Therefore, the Company had an actual increase of 5% in the number of patients processed during the six month period ended April 30, 1998. Net revenue per patient, when calculated without the effect of GenCare in 1997 and MLI in 1998, decreased during the period ended April 30, 1998 to $52 from $54 in the prior comparable period.
Pro-Forma revenues for the six month period ended April 30, 1998, if the MLI acquisition had occured prior to the start of the period, would have been approximately $27 million.

COST OF SALES:
-------------
Cost of Services increased from $9,629,418 for the six month period ended April 30, 1997 to $10,029,008 for the six month period ended April 30, 1998. This represents a 4% increase in direct operating costs and is in line with the 4% increase in core business net revenue. When the effects of both GenCare and MLI are factored out, the increase in the cost of sales attributable to the Company's core business decreased to 2%.

Gross profits on net revenues increased from $9,620,577 for the six month period ended April 30, 1997 to $9,715,920 for the six month period ended April 30, 1998; an increase of $ 95,343 (1%). When both GenCare and MLI are factored out of both net revenue and cost of sales, the core business gross profits increased to approximately $573,000 (6%).

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the six month period ending April 30, 1998 were $9,238,469 as compared to $8,665,392 for the six months ending April 30, 1997, an increase of $573,077 or 7%. Most of this increase was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acuisition, increased marketing costs related to replacing the volume lost with the GenCare divestiture and a one time expense of $75,000 for the settlement of a lawsuit.

INTEREST EXPENSE:
----------------
Interest expense decreased from $558,430 during the six month period ending April 30, 1997 as compared to $463,597 during the six month period ending April 30, 1998 and is the result of the Company's decrease in asset based borrowing. However, this trend is not expected to continue due to the MLI acquisition.

INCOME:
------

The Company had net income of $161,990 for the six months ended April 30, 1998 as compared to $523,499 for the six months ended April 30, 1998. Management believes that the decrease in net income was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition, increased marketing costs related to replacing the volume lost with the GenCare divestiture, a one time expense of $75,000 for the settlement of a lawsuit and a decrease in net revenue per patient when compared to the corresponding period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of April 30, 1998 was $8,219,995 as compared to $9,415,440 at October 31, 1997 a decrease of $1,195,445.

The Company increased its cash position by approximately $876,000 during the quarter ended April 30, 1998.The Company utilized $1,218,190 in cash for operating activities. The Company borrowed $2,571,876 in short-term debt, repaid $328,669 in existing debt and borrowed $5,500,000 to acquire Medilabs, Inc.

The capital spending requirements for the Company during fiscal 1998 is expected not to exceed $1,075,000. To date, approximately $173,494 has been spent on capital improvements.

The Company had current liabilities of $19,225,606 at April 30, 1998. The three largest items in this category are notes payable of $9,332,921, accounts payable of $4,719,617 and current portion of long-term debt of $2,514,495.

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

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $14,000,000. As of April 30, 1998, $9,332,921 of this facility has been utilized. In addition, the Company verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes were fully paid in November 1997.

Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

Project 2000
------------
The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. At the present time, it appears that the laboratory systems will require changes that translate into approximately $80,000.00 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company less than $10,000 to convert and are scheduled for conversion during the month of July of the current fiscal year. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey Medicaid until it is notified to do so. The final system of concern to the Company is its suppliers. Once its general accounting is converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices. During May 1998, the General Accounting Office ("G.A.O.") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories, and other providers could be catastrophic, including improper denials and payments that are late or incorrect. HCFA has yet to determine the total number of providers likely to be affected." HCFA has begun developing business continuity and contingency plans and expects to release drafts soon. Still, GAO warns, the agency doesn't appear to have documented the severity of Y2K failures on its core business. Among options reportedly being considered in this regard is to give advance payments to providers in late 1999.

Impact of Inflation
-------------------
To date, inflation has not had a material effect on the Company's operations.

                                          PART II - OTHER INFORMATION

Item 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------
     (a)     The Company's Annual meeting of Stockholders was held on April
23, 1998.

     (b) At the meeting, the following two individuals were elected by the following vote to serve as Class I directors, each for a term of three years and until his successor is duly elected and qualified.

                                    For              Withheld
                                    ---              --------
     Marc D. Grodman                6,158,150        24,226
     Howard Dubinett                6,158,150        24,226

     (c) The other directors of the Company whose term continued are as follows:

     Sam Singer     Class II director
     Frank DeVito   Class II director
     John Roglieri  Class III director
     Gary Lederman  Class III director

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

     The Company filed two current reports on Form 8-K during the quarter ended April 30, 1998 as follows:

Date of Report     Item
--------------     ----
March 31, 1998     (5) Other Events - Describing the declaration by the Board of Directors on March 31, 1998 of a dividend distribution of one right for each outstanding share of Common Stock and for each outstanding share of Series A Senior Preferred Stock of the Company. Each right entitles the registered holder to purchase from the Company, one one-ten-thousandth of a Junior Preferred Share at a purchase price of $4.00.
                   Because the nature of each Junion Preferred Share's divided, liquidationand voting rights, the value of the one-ten-thousandth interest in a Junior Preferred Share purchasable upon exercise of each right is intended to approximate the value of one share of Common Stock.

April 9, 1998      (2) Acquisition or Disposition of Assets - Describing the
                   purchase by the Company of the outstanding stock of Medilabs, Inc. ("MLI") for $5,500,000 with a possible maximum of $1,500,000 in additional payments. (On June 5, 1998, the Company filed an amendment to this 8-K report on Form 8-K/A containing pro forma condensed combined financial statements reflecting the purchase of MLI.)


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


Date:  June 18, 1998