Form 10-Q
period 1998-07-31
BIO REFERENCE LABORATORIES INC
filed 1998-09-18
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 1998
                               -------------
                                       AND

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,212,910 ($.01 par value) at September 18, 1998.

                        BIO-REFERENCE, LABORATORIES, INC.
                        --------------------------------
                                    FORM 10-Q
                                    ---------
                                 JULY 31,  1998
                                 ---------------



                                    I N D E X
                                    ---------


                                                            Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheet as of July 31, 1998 (unaudited)                     1

          Statements of Operations for the
                three months and nine months ended July 31, 1998
                and July 31, 1997 (unaudited)                               3

          Statements of Cash Flows for the
                nine months ended July 31, 1998 and July 31,
                1997 (unaudited)                                            4

          Notes to financial statements                                     6



  Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          8


PART II.   OTHER INFORMATION                                               13

  Item 6. Exhibits and Reports on Form 8-K                                 13


   Signatures                                                              13


                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                                     ASSETS
                                     -------


                                                       July 31      October 31,
                                                     ---------      -----------
                                                       1998          1997
                                                         -----------------------
                                                     (Unaudited)
                                                      ----------
CURRENT ASSETS:
--------------
  Cash                                              $3,200,764    $2,161,825
  Cash- Restricted                                   702,000         852,000
  Accounts Receivable (Net)                       19,772,696      13,737,881
  Inventory                                          660,977         453,870
  Other Current Assets                             1,271,403       1,258,428
  Certificates of Deposit- Restricted              3,601,250       3,601,250
                                              --------------   -------------
    TOTAL CURRENT ASSETS                         $29,209,090    $ 22,065,254
    --------------------                      --------------   -------------

  PROPERTY, PLANT AND EQUIPMENT                     $4,692,332    $2,973,022
  -----------------------------
  LESS:  Accumulated Depreciation                    2,227,424     1,685,298
  ----                                          --------------   -----------

  TOTAL PROPERTY,
  ---------------
  PLANT AND EQUIPMENT - NET                       $2,464,908      $1,287,724
  -------------------------                   --------------   -------------

OTHER ASSETS:
------------
   Certificate of Deposit - Restricted              $ 78,750        $ 78,750
   Due from Related Party                            192,518         214,118
   Deposits                                          286,537         213,347
   Goodwill (Net of Accumulated
    Amortization of $ 1,159,433 and $994,015,
    respectively)                                   5,765,197      1,406,570
   Deferred Charges (Net of Accumulated
    Amortization of $2,294,499 and $1,891,970,
    respectively)                                  3,182,730       3,382,393
   Other Assets                                      446,902         446,903
                                              --------------   -------------


   TOTAL OTHER ASSETS                             $9,952,634      $5,742,081
   ------------------                         --------------   -------------

   TOTAL ASSETS                                  $41,626,632     $29,095,059
   ------------                                  ===========     ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                        --------------------------------
                                 BALANCE SHEETS
                                 --------------
                                 --------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                       -----------------------------------

                                                     July 31,       October 31,
                                                     --------       -----------
                                                        1998           1997
                                                        -----------------------
                                                     (Unaudited)
                                                     -----------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                              $  4,518,334   $   2,231,693
  Salaries and Commissions Payable                 1,164,805       1,065,339
  Accrued Expenses                                   714,888         511,386
  Current Portion of Long-Term Debt                2,306,621         864,266
  Current Portion of Leases Payable                  241,312          84,970
  Subordinated Notes                                      --           1,339
  Notes Payable                                   11,471,979       7,613,710
  Taxes Payable                                      364,200         277,111
                                                ------------   -------------
    TOTAL CURRENT LIABILITIES                   $ 20,782,139     $12,649,814
    -------------------------                   ------------   -------------
LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt              4,857,053         688,030
  Long-Term Portion of Leases Payable                424,472         252,572
   Deferred Interest                                (260,000)             --
                                                ------------   -------------

        TOTAL LONG-TERM LIABILITIES                 $5,021,525      $920,602
        ---------------------------             ------------   -------------
SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                     $     --        $     --
  Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares             60,408          60,408
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued  and Outstanding 7,212,910 shares
    in July 31, 1998 and 7,169,376 shares in
    October 31, 1997                                  72,129          71,694

  Additional Paid-In Capital                         22,995,633   22,967,160

  Accumulated [Deficit]                              (7,016,916) (7,231,568)
                                                ------------   -------------
  Totals                                            $16,111,254 $15,867,694
                                                ------------   -------------
  Deferred Compensation                               (288,286)    (343,051)
                                                ------------   -------------

    TOTAL SHAREHOLDERS' EQUITY                   $15,822,968    $15,524,643
    --------------------------                  ------------   -------------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                          $41,626,632    $29,095,059
   --------------------                          ===========    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  [UNAUDITED]
                                   -----------

                                                     Three months ended
                                                     ------------------
                                                         July 31,
                                                         -------
                                                  1 9 9 8        1 9 9 7
                                                  -------        -------
NET REVENUES:                                     13,638,812     $9,814,415
------------                                      ----------     ----------

COST OF SERVICES:
  Depreciation                                    $  226,634     $  101,094
  Employee Related Expenses                        3,646,239      2,130,195
  Reagents and Lab Supplies                        1,670,113      1,118,741
  Other Cost of Services                           2,144,714      1,468,769
                                                  ----------     ----------
      TOTAL COST OF SERVICES                      $7,687,700     $4,818,799
      ----------------------                      ----------     ----------

GROSS PROFIT ON REVENUES                          $5,951,112     $4,995,616
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization                   $  277,642     $  184,459
  Other General and Admin. Expenses                3,672,245      2,851,933
  Bad Debt Expense                                 1,608,683      1,339,457
                                                  ----------     ----------
      TOTAL GENERAL AND ADMIN. EXPENSES           $5,558,570     $4,375,849
      ---------------------------------           ----------     ----------
  OPERATING INCOME                                $  392,542     $  619,767
  ----------------

OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                                $ 419,952      $ 275,715
  Interest Income                                   (83,766)       (69,664)
                                                  ----------     ----------
          TOTAL OTHER EXPENSES - NET              $ 336,186      $ 207,051
          --------------------------              ----------     ----------
INCOME BEFORE TAX                                 $  56,356      $ 412,716
-----------------
  Provision for Income Taxes                          3,694         45,849
                                                  ----------     ----------
NET INCOME                                        $  52,662      $ 366,867
----------                                        =========      =========

  NET INCOME PER SHARE                            $     .01      $     .05
  --------------------                            =========      =========
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING    6,943,448      7,115,280
 ---------------------------------------------    =========      =========


                                                     Nine months ended
                                                     -----------------
                                                          July 31,
                                                          -------
                                                  1 9 9 8        1 9 9 7
                                                  -------        -------

NET REVENUES:                                     $33,383,740    $29,064,409
------------                                      -----------    -----------
COST OF SERVICES:
----------------
  Depreciation                                    $   471,122    $   286,370
  Employee Related Expenses                         8,233,478      6,467,929
  Reagents and Lab Supplies                         3,962,257      3,513,617
  Other Cost of Services                            5,049,851      4,180,300
                                                  -----------    -----------
      TOTAL COST OF SERVICES                      $17,716,708    $14,448,216
      ----------------------                      -----------    -----------
GROSS PROFIT ON REVENUES                          $15,667,032    $14,616,193
------------------------
General and Administrative Expenses:
-----------------------------------
  Depreciation and Amortization                   $   638,952        549,235
  Other General and Admin. Expenses                 9,810,243      8,505,267
  Bad Debt Expense                                  4,347,844      3,986,739
                                                  -----------    -----------
      TOTAL GENERAL AND ADMIN. EXPENSES           $14,797,039    $13,041,241
      ---------------------------------           -----------    -----------
  OPERATING INCOME                                $   869,993    $ 1,574,952
  ----------------
OTHER (INCOME) EXPENSES:
-----------------------
  Interest Expense                                $   883,549     $  834,145
  Interest Income                                    (273,619)      (202,191)
                                                  -----------    -----------

          TOTAL OTHER EXPENSES - NET              $   609,930    $   631,954
          --------------------------              -----------    -----------
INCOME BEFORE TAX                                 $   260,063    $   942,998
-----------------

  Provision for Income Taxes                           45,411         52,632
                                                  -----------    -----------
NET INCOME                                        $   214,652    $   890,366
----------                                        ===========    ===========
  NET INCOME PER SHARE                            $       .03    $       .14
  --------------------                            ===========    ============
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     6,943,448      6,571,947
 ---------------------------------------------    ==========     ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   [UNAUDITED]
                                   ----------

                                                     Nine months ended
                                                     -----------------
                                                          July 31,
                                                          --------
                                                    1 9 9 8        1 9 9 7
                                                    -------        -------
OPERATING ACTIVITIES:
--------------------
   Net Income                                     $   214,652    $   890,366
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                              54,765         14,924
    Depreciation and Amortization                   1,110,073        835,854
     Provision for Bad Debts                        4,347,844      3,986,739
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                           (8,076,544)    (5,919,412)
     Other Assets                                      34,432       (130,125)
     Prepaid Expenses and Other Current Assets         67,691         48,280
     Deferred Charges and Goodwill                         --       (148,000)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities        (588,940)       194,523
                                                  ------------   -----------
           NET CASH - OPERATING ACTIVITIES        $(2,836,027)   $  (226,851)
           -------------------------------
INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and
     Leasehold Improvements                          (186,571)            --
   Acquisition of Medilabs, Inc.                  $(5,500,000)   $  (181,568)
   (Increase) Decrease in Restricted Cash             150,000             --
                                                  ------------   -----------
           NET CASH - INVESTING ACTIVITIES        $(5,536,571)   $  (181,568)
           -------------------------------

FINANCING ACTIVITIES:
--------------------
   Proceeds from Exercise of Options                   28,908             --
   Payments of Long-Term Debt                        (795,073)      (595,117)
   Long-Term Acquisition Debt                       5,500,000        173,758
   Payments of Capital Lease Obligations             (117,640)      (160,957)
   Payments of Subordinated Notes Payable              (1,339)      (113,500)
   Increase in Revolving Line of Credit             4,710,269        921,259
                                                  ------------   -----------
          NET CASH - FINANCING ACTIVITIES         $ 9,325,125    $   225,443
          -------------------------------         ------------   -----------

    NET INCREASE (DECREASE) IN CASH               $   952,527    $ (182,976)
    -------------------------------
    CASH AT BEGINNING OF PERIODS                    2,161,825     1,401,474
    ----------------------------                  ------------   -----------
    CASH AT END OF PERIODS                        $ 3,114,352    $1,218,498
    ----------------------                        ===========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                                     $   860,140    $   572,908
     Income Taxes                                 $   195,750    $    48,501

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

On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached, amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997. In August 1998, the Company was advised by the purchaser that the target revenues had been achieved.

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

                           Assets Acquired and Liabilities Assumed
                           ------------------------------
Cash in Banks                       $       86,400
Accounts Receivable (Net)                4,306,100
Other Assets                               393,800
Fixed Assets                             1,465,300
                                         ---------
Accounts Payable                       (2,632,100)
Accrued Expenses                         (629,700)
Debt                                     (452,927)
Net Assets                            $  2,536,873
                                      ============

In July, 1998, the Company incurred a capital lease obligation of $67,406 in connection with the acquisition of computer equipment

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented.
[2] The results of operations for the nine month period ended July 31, 1998 are not necessarily indicative of the results to be expected for the entire year. [3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1997 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-KSB.
[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.


  Three Months Ended      Nine Months Ended
        July 31,                July 31

   1998          1997          1998          1997
   ----          ----          ----          ----
$17,287,159   $11,249,406  $39,894,563  $30,833,282

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $13,870,519 at July 31, 1998 and $7,882,140 at July 31, 1997.

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

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At July 31, 1998 and July 31, 1997 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

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

[14] At October 31, 1997, the Company had a deferred tax asset of approximately $2,200,000 and a valuation allowance of approximately $1,942,000 related to the asset, a decrease of $1,658,000 since October 31, 1996. The deferred tax asset primarily relates to net operating loss carry forwards.

[15] At July 31, 1998, the Company had $4,382,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[16] At July 31, 1998, the Company had $6,973,871 in cash in excess of the federally insured limits, however $4,382,000 of this amount represents collateral for demand loans with the same banks.

[17] In January, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. The Company deposited a similar sum in a savings account with this bank as collateral for the loan. As of July 31, 1998, $2,650,000 was paid against the principal on this note. The Company has $702,000 in a savings account with this bank restricted as collateral for the loan.

[18] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 1999 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1997 and 1996, the Company was in compliance with
the covenant provisions of this agreement.   As of July 31, 1998, $11,471,978
was outstanding pursuant to this facility.

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

[23] On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997. In August 1998, the Company was advised by the purchaser that the target revenues had been achieved.

[24] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition will be effective April 9, 1998 for accounting purposes. The operations of MLI will be included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

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

The unaudited pro-forma results of operations of the Company for the nine months ended July 31, 1998 and 1997 assumes the acquisition had occurred at the beginning of the periods.

                              Nine Months Ended             Nine Months Ended
                               July 31,1998                  July 31, 1997
                              -------------                 --------------

Net Revenue                   $ 40,810,645                  $ 36,491,300
Net Income                    $    604,800                  $  1,111,800
Net Income Per Common Share           $.09                          $.17

The pro-forma results reflect amortization of goodwill and other intangible assets. The unaudited pro-forma information is not necessarily indicative of the actual results of operations, had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                      ------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------
             COMPARISON OF THIRD QUARTER 1998 VS THIRD QUARTER 1997
            --------------------------------------------------------
NET REVENUES:

Net revenues for the three month period ended July 31, 1998 was $13,638,812 as compared to $9,814,415 for the three month period ended July 31, 1997; this represents a 39% increase in net revenues. During the three month period ended July 31, 1998, MLI had net revenues of approximately 26% of the Company's net revenues for the quarter. MLI provides routine laboratory services to physician offices, clinics, nursing homes and correctional institutions, associated with lower revenues per patient. On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ("GenCare") to an unrelated third party. GenCare provided largely cancer diagnostic testing services with relatively high revenues per patient.

The number of patients serviced during the three month period ended July 31, 1998 was 300,901 which was 37% greater when compared to the prior fiscal year's three month period. MLI accounted for 35% of the patient count for the three month period ended July 31, 1998. Net revenue per patient during the three month period ended July 31, 1997 was $51.85 and net revenue per patient for the three month period ended July 31, 1998 was $45.13; a reduction of $6.72 or 13%. MLI's net revenue per patient was $33.13 for the three month period ended July 31, 1998.

COST OF SALES:
-------------
Cost of Sales increased from $4,818,799 for the three month period ended July 31, 1997 to $7,687,700 for the three month period ended July 31, 1998, an increase of $2,868,901 (60%). This increase is a direct result of the MLI acquisition. MLI's direct operating costs were approximately $2,614,000 for the three month period ended July 31, 1998. The optimum consolidation of laboratory operations has not been completed and will impact the Company's cost structure for the remainder of the current fiscal year.

GROSS PROFITS:
-------------
Gross profits on net revenues increased from $4,995,616 for the three month period ended July 31, 1997 to $5,951,112 for the three month period ended July 31,1998; an increase of $955,496 or 19%, attributable to the increase in revenues. Gross profit margins decreased from 51% for the three month period ended July 31, 1997 to 44% for the period ended July 31, 1998. This decrease in gross profit margins is attributed to the lower net revenue per patient, the increase in direct costs associated with MLI and duplication of services.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the three month period ending July 31, 1998 were $5,558,570 as compared to $4,375,849 for the quarter ended July 31, 1997, an increase of $1,182,721 or 27%. Most of this increase was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition (approximately $822,000). In addition, bad debt increased by 37%, or approximately $414,000, over the prior comparable period and was caused by an increase in self-pay patients of Bio-Reference Laboratories due to legislation passed in New Jersey which prohibited physician billing for diagnostic laboratory services. Self pay patients have an historical higher bad debt rate.

INTEREST EXPENSE:
----------------
Interest expense increased from $275,715 during the three month period ending July 31, 1997 to $419,952 during the three month period ended July 31, 1998 and is due to the Company's increase in asset based borrowing and acquisition debt.


INCOME (LOSS):
-------------
The Company had net income of $52,662 for the three months ended July 31, 1998 as compared to $366,867 for the three months ended April 30, 1997 a decrease of $314,305. Management believes that the decrease in net income was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition, the incomplete consolidation of MLI operations, increase in bad debt expense and a decrease in net revenue per patient when compared to the corresponding period in the prior fiscal year.

                  NINE MONTHS 1998 COMPARED TO NINE MONTHS 1997
                  ---------------------------------------------
NET REVENUES:
------------
Net Revenues for the nine month period ended July 31, 1998 were $33,383,740 as compared to $29,064,409 for the nine month period ended July 31, 1997; this represents a 15% increase in net revenues. On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ("GenCare") to an unrelated third party. Net revenues from its acquisition of MLI on April 9, 1998 through July 31, 1998 totaled approximately 13% of the Company's net revenues for the nine months ended July 31, 1998. GenCare provided largely cancer diagnostic testing services with relatively high revenues per patient. MLI provides routine laboratory services to physician offices, clinics, nursing homes and correctional institutions, associated with lower revenues per patient.

The number of patients serviced during the nine month period ended July 31, 1998 was 684,836 which was 26% greater when compared to the prior fiscal year's nine month period. MLI accounted for 23% of the patient count for the period from its acquisition on April 9, 1998 through the period ended July 31, 1998. Net revenue per patient for the nine month period ended July 31, 1997 was $53.35 and net revenue per patient for the nine month period ended July 31, 1998 was $48.75, a decrease of $4.60 or 9%. MLI had a per patient revenue of $34.22 for the period from its acquisition on April 9, 1998 through July 31, 1998.

COST OF SALES:
-------------
Cost of Sales increased from $14,448,216 for the nine month period ended July 31, 1997 to $17,716,708 for the nine month period ended July 31, 1998, an increase of $3,268,492 (23%). This increase is a direct result of the MLI acquisition. MLI's direct operating costs were approximately $3,292,000 from its acquisition on April 9, 1998 through the period ended July 31, 1998. The optimum consolidation of laboratory operations has not been completed and will impact the Company's cost structure for the remainder of the fiscal year.

Gross profits on net revenues increased from $14,616,193 for the nine month period ended July 31, 1997 to $15,667,032 for the nine month period ended July 31, 1998; an increase of $1,050,539 (7%), attributable to the increase in reveneus. Gross profit margins decreased from 50% for the nine month period ended July 31, 1997 to 47% for the period ended July 31, 1998. This decrease in gross profit margins is attributed to the lower net revenue per patient, the increase in direct costs associated with MLI and duplication of services.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the nine month period ending July 31, 1998 were $14,797,039 as compared to $13,041,241 for the nine month period ending July 31, 1997, an increase of $1,755,798 or 13%. Most of this increase was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition (approximately $1,016,000) and a one time expense of $75,000 for the settlement of a lawsuit. In addition, bad debt increased by 9%, or approximately $361,000 over the prior comparable period and was caused by an increase in self-pay patients of Bio-Reference Laboratories due to legislation passed in New Jersey which prohibited physician billing for diagnostic laboratory services. Self pay patients have an historical higher bad debt rate.

INTEREST EXPENSE:
----------------
Interest expense increased from $834,145 during the nine month period ending July 31, 1997 as compared to $883,549 during the nine month period ending July 31, 1998 and is the result of the Company's increase in asset based borrowing and acquisition debt.

INCOME:
------
The Company had net income of $214,652 for the nine months ended July 31, 1998 as compared to $890,366 for the nine months ended July 31, 1998. Management believes that the decrease in net income was due to the incurring of additional costs based upon the anticipated larger volume related to the MLI acquisition, the incomplete consolidation of MLI operations, a one time expense of $75,000 for the settlement of a lawsuit, increase in bad debt expense and a decrease in net revenue per patient when compared to the corresponding period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
Working capital as of July 31, 1998 was $8,426,951 as compared to $9,415,440 at October 31, 1997 a decrease of $988,489.

The Company increased its cash position by approximately $953,000 during the quarter ended July 31, 1998.The Company utilized $2,832,164 in cash for operating activities. The Company borrowed $4,710,269 in short-term debt, repaid $914,052 in existing debt and borrowed $5,500,000 to acquire Medilabs, Inc.

The capital spending requirements for the Company during fiscal 1998 is expected not to exceed $600,000. To date, approximately $186,571 has been spent on capital improvements and $67,406 on a capital lease in connection with the acquisition of computer equipment.

The Company had current liabilities of $20,782,139 at July 31, 1998. The three largest items in this category are notes payable of $11,471,979 accounts payable of $4,518,334 and current portion of long-term debt of $2,306,621.

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

The Company intends to capitalize on the current trend of consolidation in the clinical laboratory industry through acquisitions of other laboratories in its geographical region with significant customer lists. Purchase prices to acquire other laboratories may involve cash, notes, Common Stock, and/or combinations thereof. The Company has a credit facility with PNC Bank, N.A. for $14,000,000. As of July 31, 1998, $11,471,978 of this facility has been utilized. In addition, the Company verbally renegotiated the convertible debt due to certain former owners of GenCare that were due and payable on January 4, 1997 in the amount of approximately $235,729. These notes were fully paid in November 1997.

Cash on hand, equity financing and additional borrowing capabilities are expected to be sufficient to meet anticipated operating requirements, debt repayments and provide funds for capital expenditures, excluding acquisitions for the foreseeable future.

Project 2000
------------
The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. At the present time, it appears that the laboratory systems will require changes that translate into approximately $80,000 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company approximately $25,000 to upgrade and are scheduled for conversion during the first quarter of the next fiscal year. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey Medicaid until it is notified to do so. The final system of concern to the Company is its suppliers. Once its general accounting is converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices. During May 1998, the General Accounting Office ("G.A.O.") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories, and other providers could be catastrophic, including improper denials and payments that are late or incorrect. HCFA has yet to determine the total number of providers likely to be affected." HCFA has begun developing business continuity and contingency plans and expects to release drafts soon. Still, GAO warns, the agency doesn't appear to have documented the severity of Y2K failures on its core business. Among options reportedly being considered in this regard is to give advance payments to providers in late 1999.

Impact of Inflation
-------------------
To date, inflation has not had a material effect on the Company's operations.

                                     PART II

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------
The Company filed one report on Form 8-K/A during the quarter ended July 31, 1998, amending its report on Form 8-K for April 9, 1998 and containing pro-forma condensed combined financial statements reflecting the purchase of Medilabs, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BIO-REFERENCE LABORATORIES, INC.
                                           (Registrant)



/S/ Marc D. Grodman
---------------------------
Marc D. Grodman, M.D.
President




/S/ Sam Singer
--------------
Sam Singer
Chief Financial and Accounting Officer


Date: September 18, 1998