Form 10-K
period 1998-10-31
BIO REFERENCE LABORATORIES INC
filed 1999-02-11
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

                                                        Washington, D.C.  20549

                                                      --------------------------

                                                               FORM 10-K

  (Mark One)
    X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

                                 For the fiscal year ended  October 31, 1998
                                                            ----------------

                                                                  OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

              For the Transition period from                 to
                                             --------------     ---------------
                                                 Commission file number 0-15266
                                                                        ------

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
                                                ------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on which
                   Title of Class                   registered
                   --------------        ------------------------------
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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or in any amendment to this Form 10-K.                                      [  ]

             On January 29, 1999, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $9,425,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 7,212,910 shares of Common Stock of the Issuer outstanding.

                                                                PART I

Item. 1 - Business
          --------

        Bio-Reference Laboratories, Inc., "Bio-Reference" or the "Company," operates a clinical laboratory servicing the greater New York metropolitan area. Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analyses. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of its processing facilities in New Jersey and New York State and to permit its servicing of its clients in Connecticut, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania, Texas and Virginia. Bio-Reference markets its services directly to physicians, hospitals, clinics, and other health facilities.

        The United States market for clinical laboratory testing is estimated to generate approximately $30 billion in annual revenues.
   -      50% of these revenues are generated by hospital laboratories
   -      50% of these revenues are generated by independent laboratories and physician office laboratories.

     Bio-Reference was incorporated under the laws of the State of New Jersey in December 1981 under the name "Med-Mobile, Inc." Its initial primary business was to provide mobile medical examinations. This business was discontinued in June 1989. Since February 1987, the Company's primary business has been the operation of a clinical laboratory located in northern New Jersey servicing the greater New York metropolitan area. The Company expanded its laboratory services through the March 1988 acquisition of Cytology and Pathology Associates, Inc. and relocated all of its laboratory operations to its facility in Elmwood Park, New Jersey. The Company changed its name to Bio-Reference Laboratories, Inc. in November 1989. Bio-Reference has expanded its laboratory testing capabilities and its customer base through internal growth as well as through the completion of a series of acquisitions of the businesses of other testing laboratories.

        Bio-Reference's most recent acquisition occurred in April, 1998 when it acquired Medilabs, Inc. ("MLI" or "Medilabs") from its parent company LTC Services and Holdings, Inc., a wholly-owned subsidiary of Long-Term Care Services, Inc. The operations of MLI are included in the Company's operating results, commencing April 9, 1998. MLI is located in Rockland County, New York and incurred a net loss of approximately $120,000 for the fiscal year ended October 31, 1998.

        The Company's executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.

Developments Since the Beginning of Fiscal 1998
-----------------------------------------------

On March 31, 1998, the Company's board of directors adopted a Shareholder
Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock and each outstanding share of Series A Senior Preferred Stock. Each Right entitles the registered holder to purchase one one-ten-thousandth of a Junior Preferred Share from the Company at a price of $4.00. Because of the nature of the Junior Preferred Shares' dividend, liquidation and voting rights, the value of each one-ten-thousandth of a Junior Preferred Share is intended to approximate the value of one share of Common Stock. The Rights are not exercisable unless any one of certain triggering events occur including the acquisition by an individual or entity and their associates of 25% or more of the outstanding shares of Common Stock. The Shareholder Rights Plan is designed to protect the Company and its shareholders from coercive, unfair and inadequate takeover bids and practices. The plan is designed to strengthen the board of directors' ability to deter a person or group from attempting to gain control of the Company without offering a fair price and equal treatment to all shareholders.

        In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company was increased to the lesser of: (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable (as defined in the agreement) plus 100% of the face amount of the Company's certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the Company's term loan which is deemed secured by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is secured by substantially all of the Company's assets and the assignment of $4,000,000 face amount of life insurance on the life of the president of the Company. The line of credit is available for a period of two years and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage.

        Bio-Reference's most recent acquisition occurred in April, 1998 when it acquired MLI from its parent company LTC Services and Holdings, Inc., a wholly-owned subsidiary of Long-Term Care Services, Inc. The operations of MLI are included in the Company's operating results, commencing April 9, 1998. MLI is located in Rockland County, New York and incurred a net loss of approximately $120,000 for the fiscal year ended October 31, 1998.

    The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by BRLI at the closing (including $50,000 of payments for non-competition agreements with LTC Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by BRLI of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, BRLI paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing.

      The Stock Purchase Agreement also provides for a maximum of $1,500,000 in additional payments to be made by BRLI if certain revenues are realized by MLI after the closing. LTC and Holdings represented that MLI achieved revenues of approximately $14,700,000 in calendar year 1997 on which it realized a loss before taxes, depreciation and amortization of approximately $275,000. BRLI financed the purchase with a $4,000,000 loan from its principal lender, PNC Bank.

        At October 31, 1998, the Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayments will be determined to approximate $150,000, of which approximately $75,000 has already been remitted by the Company to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare.

        On November 23, 1998, the Company's outstanding publicly owned Class A Redeemable Warrants and Class B Redeemable Warrants expired.

                                                 CLINICAL LABORATORY OPERATIONS
                                                  ------------------------------

The Clinical Laboratory Industry
--------------------------------

        The United States market for clinical laboratory testing is estimated to generate approximately $30 billion in annual revenues.
        -       50% of these revenues are generated by hospital laboratories
        -       50% of these revenues are generated by independent laboratories and physician office laboratories.

History
-------

Bio-Reference was incorporated in December 1981 to provide mobile medical examination services but discontinued that business in June 1989. Bio-Reference commenced clinical laboratory operations in 1987 with the belief that a strong business opportunity existed for a medium-sized clinical laboratory that produced high quality test results in a timely manner to practicing physicians. The current competition may be primarily categorized in two groups:
        - businesses that are national in scope performing millions of tests per month but impersonal in nature
        -      smaller laboratories that attempt to compete in terms of quality and service but are limited in resources and scope of capabilities.
Consequently, management believed that there existed a definite place for a medium-sized commercial laboratory in the greater New York metropolitan area.

        The Company did not realize income from operations from the time it commenced clinical laboratory operations in 1987 until fiscal 1994. However, net revenues have continually increased. The Company realized income from operations of $1,885,059 in fiscal 1997. In addition, the Company realized a $2,025,689 non-recurring gain attributable to the sale of the GenCare assets. Bio-Reference realized income from operations of $1,064,963 in fiscal 1998. In addition, the Company realized a $333,900 non-recurring gain in fiscal 1998 attributable to the sale of the Gencare assets.

        In 1988, the Company consolidated and relocated all of its laboratory operations into a 35,000 sq. ft. space in Elmwood Park, New Jersey, approximately 10 miles from mid-town Manhattan. The new location was carefully chosen to offer easy access to the greater New York metropolitan area. This move afforded the Company an excellent geographical location to expand into newer markets in southern New York State, including Westchester, Rockland and Nassau Counties, southern and western New Jersey and southern Connecticut.

      Bio-Reference proceeded to develop esoteric testing, while maintaining its routine tests. It was found that by emphasizing the more difficult esoteric tests, routine tests also increased, particularly profile testing in chemistry and hematology. The Company hopes to continue its growth by aggressive marketing, entry into additional markets, primarily in the greater New York metropolitan area through acquisitions and the development of specialty niche markets to complement its routine business. Over the years, the Company has expanded its specialty testing services to include:
        -           anatomic pathology (biopsies and pap smears)
        - cellular immunology (principally geared to the AIDS testing market)
        -                male infertility
        -                tumor markers

Operations
----------

        The efficiency of a medical laboratory depends on three items:
        -                Quantity of tests
        -                Selection of tests performed
        -                Ability to automate the process

       It is axiomatic that the initial fixed costs of testing a small number of patients are high. Such costs include:
        -                cost of maintaining highly sophisticated equipment
        -                cost of a full support facility
           -   marketing
           -   logistical
           -   billing
           -   other administrative costs
As the patient volume increases, automated tests become progressively less expensive as the fixed costs are already in place, making the laboratory more cost efficient.

        Most medical laboratory tests can be divided into three principal categories:
        -      those that are highly automated and computer driven,
        - those that are semi-automated requiring the use of sophisticated equipment,
        -      those that are subjective and basically manually determined.
The Company considers itself a highly automated and computer driven laboratory.

        The Company's couriers pick up patient specimens from physician offices, nursing homes and hospitals in the metropolitan New York area and test results are generally delivered back to the physician within 24 hours. Larger volume clients receive test results by way of printers placed in their offices, thereby accelerating test reporting. Bio-Reference furnishes its physician clients with periodic newsletters detailing:
        -      advances in laboratory medicine
        -      new tests
        -      clinical commentaries
        -      laboratory interpretation of test results.
In addition, the Company provides an annual Test Compendium to all physician clients listing:
        -      all tests offered
        -      normal ranges
        -      correct collection of samples
        -      patient preparation
        -      up to date billing information

        The Company utilizes the services of fifteen full-time Client Service Coordinators, all of whom are fully trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by the Company's sales staff. Highly abnormal and life threatening results are immediately telephoned to the physician in order to provide speedy medical resolution of any patient problem.

Sales and Marketing
-------------------

        The Company presently employs 38 full and part-time sales and marketing personnel. The sales and marketing department works closely with the Technical Director to:
        -      plan new tests
        -      pricing
        -      general client support.
All sales and marketing personnel operate in a dual capacity; both in selling and as client support representatives. This ensures that all salespersons are intimately involved with the client, not only in selling, but in servicing the account that they sell. Bio-Reference believes that this is unique in the industry and is extremely helpful in client retention, providing a strong link between the physician and the Company's staff.

Quality Assurance
-----------------

     Medical testing is essentially one of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential to maintain a well structured and vigorous quality assurance program. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at both its New Jersey and New York facilities and to permit the servicing of its clients in Connecticut, Florida, Louisiana, Maryland, New Jersey, New York, Pennsylvania and Virginia. To fully maintain these licenses, the laboratory must submit to vigorous sets of proficiency tests, or surveys, in all test procedures which are performed. Such proficiency tests or surveys may be performed as many as four to five times a year, depending upon the procedure, and results in hundreds of proficiency tests throughout the year. In addition, the Company performs thousands of quality control and quality assurance tests per year. The Company is also subjected to unannounced inspections by inspectors from some of the jurisdictions noted above who review past records, operating manuals, quality assurance records and safety regulations.

        In January 1997, the Company was notified that it had been accredited by the College of American Pathologists, "CAP". This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

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

        Over the past years there has been an increase in the number of patients that are covered by managed care health plans. These plans will often negotiate with a limited number of clinical laboratories at discounted rates. Some of these managed care health plans will contract with only a single laboratory and pay for services on a capitation basis (meaning one price per enrollee, regardless of how much laboratory work is performed). The effect of managed care health plans to the laboratory industry equates to lower reimbursement rates for laboratory services. If the laboratory is not a provider of services to the managed care health plan, it will not be reimbursed for providing the service and overall patient volume may be reduced. Therefore, this change has reduced the potential market for a clinical laboratory's services if it is not a provider to a particular managed care health plan.

        In addition, Medicare as well as an increasing number of commercial programs are requiring physicians to document the medical necessity when ordering specific laboratory tests. Since the laboratory has a responsibility to test a specimen when it first arrives in the laboratory, it may not be able to wait until all applicable information is provided and there is a possibility that a test can be performed and results provided before appropriate medical necessity is documented. In these cases, the laboratory may not receive reimbursement for the tests.(See "Developments Since the Beginning of Fiscal 1998" as to the status of a review concerning overpayments being conducted by the Company's Medicare carrier).

        The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1996, 1997 and 1998.

                                                        Years Ended October 31,
                                                           --------------------
                                                          1996     1997    1998
                                                          ----     ----    ----

                         . . . . . . . . . . . . . . . . .
               Direct Patient Billing. . . . . . . . . . .17%      17%     16%
               Commercial Insurance. . . . . . . . . . . .36%      31%     30%
               Professional Billing. . . . . . . . . . . .19%      23%     28%
               Medicare. .  . . . . . . . . . . . . . . . 22%     25%      22%
               Medicaid. . . . . . . . . . . . . . . . .   6%       4%      4%
                                                           ----     ----    ----
                                                           100%     100%    100%

Competition
-----------

        Bio-Reference's competition derives primarily from other laboratories located in the New York metropolitan area. On a national basis, approximately 30% of this market is made up of the three largest national laboratories:
        - Smith-Kline Beecham Clinical Laboratories, a Division of Smith-Kline Beecham PLC
        -   Laboratory Corporation of America, Inc.
        -   Quest Clinical Laboratory, formerly a Division of Corning, Inc.

        Although the Company is significantly smaller than the national laboratories and has modest financial resources, management believes it can compete successfully because it has;
        -   fewer layers of staff
        -   more responsive business atmosphere
        -   customized service.
The Company believes its response to medical consultation is faster and more personalized than in the national laboratories. Client service staff only deal with basic technical questions and those that have medical or scientific significance are referred directly to other senior scientists and staff.

Government Regulation
---------------------

     Laboratory operations require licensure in each jurisdiction in which they operate. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at both its New Jersey and New York facilities and to permit its servicing of its clients in those states where it presently operates. Laboratory technicians and technologists must also qualify under state regulations in order to be employed by the laboratory. All of these licensing and certification programs set standards in areas such as quality control, record keeping and personnel qualifications, including, in varying measures from state to state, educational experience and licensure for various levels of personnel responsible for testing. Compliance with these standards is by periodic inspections by the appropriate Federal, state or local agency. In addition, licensing and certification entail proficiency testing which involves actual testing of specimens that have been specifically prepared by the regulatory authority or designated agencies for testing by the
laboratory.   There can be no assurance the laboratory will maintain all necessary licenses and in the event the laboratory loses its license in a particular jurisdiction, it will be required to cease all activities in such jurisdiction. There also cannot be any assurance the Company will obtain the licenses required in a proposed jurisdiction of operation.

      The Company is also subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids. Federal
regulations require licensure of interstate transporters of medical waste.   In
New Jersey, the Company is subject to the Comprehensive Medical Waste Management Act, "CMWMA," which requires the Company to register as a generator of special medical waste. CMWMA mandates the sterilization of certain medical waste and provides a tracking system to insure disposal in an approved facility. All of the Company's medical waste is disposed of by a licensed interstate hauler. The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by the Company.

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

        The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories (including the Company) of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs). The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means. In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and management is unable to predict the outcome of these discussions or its effect on the Company. One outcome of these discussions has been to limit the number of tests a physician can order in a particular grouping of tests. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which any such actions will be taken.

        Federal and state health care and related regulations are subject to constant change. The Company cannot now predict what changes may be enacted which may affect its business or the manner in which its business would be affected by such changes. Two legislative changes have occurred which portend significant changes in the clinical laboratory market. Two Omnibus Budget Reconciliation Acts have severely restricted physician referrals of Medicare covered services to clinical laboratories in which the referring physician or his immediate family has a financial relationship. The Clinical Laboratory Improvement Amendments of 1988, "CLIA-88," acted to strengthen Federal control of medical laboratories by regulating stricter quality assurance practices, licensing requirements and staff qualifications.

        CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform. The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, ("HHS,") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period. CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements. A number of these provisions, including those that imposed stricter cytology standard and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification adopted under the Clinical Laboratory Improvement Act of 1967, "CLIA-67." On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standard regulations establishing Federal quality standard for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements. The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed. Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88. The Company believes that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category. The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection. The quality standard and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and
proficiency testing requirements will be phased-in over a number of years.   The
laboratory has completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

        In January 1997, the Company was notified that it had been accredited by the College of American Pathologists, "CAP." This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

        The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. Bio-Reference Laboratories has written and implemented a compliance program adhering to the standards set forth in the Model Compliance Program.

Insurance
---------
        The Company maintains professional liability insurance of $1,000,000 per
occurrence, $3,000,000 in the aggregate.   In addition, the Company maintains
excess commercial insurance of $2,000,000 per occurrence. A determination of Company liability for uninsured or underinsured acts or omissions would have a material adverse effect on the Company's operations.

Employees
---------

     At December 31, 1998, the Company had 400 full-time employees and 272 part-time employees. This includes:
        -    three executive officers
        -   Vice President of Technical Operations
        -   Marketing Vice-President,
        - 86 full-time and 41 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s)
        -   203 full and part-time semi-technical employees
        -   38 full and part-time marketing representatives
        -   195  full and part-time clerical employees
        -   104 full and part-time drivers.
None of the Company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - Properties
         ----------
       The Company's executive offices and New Jersey processing facility occupy approximately 35,000 square feet of leased space in a one-story brick facility at 481 Edward H. Ross Drive, Elmwood Park, New Jersey. The lease for this facility, which expires in February 2004, provides for a monthly rental of $18,391. Bio-Reference's New York processing facility occupies approximately 22,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York. The lease for this facility, which expires in August 1999, provides for a monthly rental of $20,000. The Company's testing equipment maintained at both of its processing facilities are in good condition and in working order. Management believes that these facilities, as presently equipped, have the capacity to generate up to approximately $75,000,000 in nnual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for this facility in what it believes are adequate amounts. The Company also leases 48 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at both of its processing facilities.

Item 3 - Legal Proceedings
         -----------------
     In July 1996, the Company purchased certain assets and rights including the Customer List related to the Renal Dialysis Testing Business conducted by SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), from SBCL, for $1,800,000 including a $1,200,000 down payment pursuant to an Asset Sale/Purchase Agreement (the "Asset Agreement"). In the Asset Agreement, SBCL represented and warranted that its Renal Dialysis Testing Business was servicing at least 60 active accounts, was conducting testing for not less than 4,600 active dialysis patients and was generating at least $3,600,00 in net revenues on an annual basis. The parties also executed a Non-Competition Agreement (the "Non-Competition Agreement") pursuant to which SBCL agreed to cease performing all renal dialysis clinical laboratory testing services for a three year period (after conclusion of a limited Transition Period).

        After completion of the acquisition, the Company's management determined that SBCL's representations and warranties concerning the Renal Dialysis Testing Business were materially false and that the Company might only realize approximately $1,000,000 in annual net revenues from the acquired business. Management also determined that SBCL had fraudulently concealed that its Renal Dialysis Testing Business had suffered certain material adverse changes and that SBCL had breached the Non-Competition Agreement by continuing to perform renal dialysis testing on the transferred accounts after the Transition Period despite its assurances that it had ceased all such testing. Based upon SBCL's alleged breaches of the Asset Agreement and the Non-Competition Agreement, the Company did not pay any portion of the $600,000 balance of the purchase price (which was due in 24 consecutive monthly installments of $25,000 commencing January 1,
1997).

       As a result of the foregoing, the Company filed a lawsuit against SBCL in December 1996. The lawsuit, filed in the United States District Court for the District of New Jersey, alleged that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement and claimed unspecified amounts of compensatory and punitive damages and related costs. In response to the Company's lawsuit, SBCL asserted counterclaims for the $600,000 unpaid portion of the purchase price.

       During fiscal 1998, agreement was reached between the Company and SBCL to settle and compromise all aspects of the lawsuit including the SBCL counterclaims. Pursuant to the agreement, the Company released SBCL from any claims pursuant to the Asset Agreement and the Non-Competition Agreement and SBCL released the Company from any claims pursuant to such agreements including the Company's obligation to pay the $600,000 balance of the purchase price. The settlement was subject to the consent of the Company's principal lending bank which consent was received in January 1999.

Item 4 - Submission of Matters to a Vote of Security holders
         ---------------------------------------------------
        There were no matters submitted by the Company to a vote of its security holders during the quarter ended October 31, 1998.

                                                                PART II
                                                       PRICE RANGE OF SECURITIES
                                                       -------------------------

Item 5. -  Market for Common Stock and Related Shareholder Matters
           -------------------------------------------------------

        The Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap System through July 13, 1992 after which it was delisted from trading on NASDAQ due to the Company's failure to maintain shareholders' equity of at least $1,000,000. Commencing July 14, 1992, the Common Stock was quoted in the over-the-counter market on the NASD OTC Bulletin Board. As a result of the improvement in the Company's financial condition based upon its November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ Small Cap System under the symbol "BRLI" on November 24, 1993.

     The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by NASDAQ. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year                                                   Bid Prices
-----------                                            High              Low
                                                       ----               ---
                    . . . . . . . . . . . . . . . . . . . .
 1997
             First Quarter . . . . . . . . . . . . . . . $1.4375       $  .90625
             Second Quarter. . . . . . . . . . . . . . .$1.09375       $  .8125
             Third Quarter . . . . . . . . . . . . . . . .$1.625      $  .71875
             Fourth Quarter. . . . . . . . . . . . . . .$2.03125        $1.34375
1998
             First Quarter . . . . . . . . . . . . . . .$1.65625           $1.25
             Second Quarter. . . . . . . . . . . . . . . . .1.75            1.25
             Third Quarter . . . . . . . . . . . . . . . . .2.00         1.15625
             Fourth Quarter. . . . . . . . . . . . . . . . .1.25            .875

     At January 29, 1999, the closing sales price for the Common Stock on NASDAQ was $1.5625 per share.

        At January 11, 1999 the number of record holders of the Common Stock was
636. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends
---------

        The Company has not paid any dividends upon its Common Stock since its inception and, does not contemplate or anticipate paying any dividends in the
foreseeable future.   Furthermore, the Company's loan agreement with PNC Bank
prohibits the Company from paying dividends or making any distributions with respect to any shares of its stock without the prior written consent of the Bank.

Item 6.         Selected Financial Data

                                        [In thousands, except per share data]
                                                      Years Ended
                                                     ---------------
                                                       October 31,
                                                      --------------

                                          1 9 9 8       1 9 9 7      1 9 9 6
                                          -------       -------      -------

Operating Data:
        Net Revenues                     $46,554        $38,660     $35,126
        Cost of Services                 $25,058        $19,339     $18,136
        Gross Profit                     $21,496        $19,321     $16,989
        General and Administrative
                Expenses                 $20,231        $17,436     $15,793
        Income [Loss] from
                Operation                 $1,065         $1,885      $1,196
        Non-Recurring Gain on Sale of
          Intangible Assets                 $334         $2.026         $--
        Other Expenses - Net                $841           $850        $552
        Extraordinary Item- Gain on
           Extinguishment of
                Debt                      $-             $-            $-
        Provision for Income Tax Expense
           [Benefit]                      $(38)          $(139)        $52
        Net income [Loss]                 $597           $3,200        $592
        Net [Loss] Income Per Common
                 Share                    $.08           $.48          $.10
        Cash Dividends Per Common
                Share                     $-             $-            $-

Balance Sheet Data:
        Total Assets                      $40,778        $29,095       $28,231

        Total Long-Term
                Liabilities               $3,708         $921          $1,533

        Total Liabilities                 $24,555        $13,570       $16,128

        Working Capital
                [Deficit]                  $8,364        $9,415        $4,072

        Stockholders' Equity
                [Deficit]                 $16,223        $15,525       $12,103

                                         [In thousands, except per share data]
                                                      Years Ended
                                                       October 31,
                                          1 9 9 5                  1 9 9 4
                                          -------                  -------

Operating Data:
        Net Revenues                      $31,521                  $22,946
        Cost of Services                  $15,036                  $11,396
        Gross Profit                      $16,485                  $11,550
        General and Administrative
          Expenses                        $14,702                  $10,550
        Income [Loss] from
                Operations                $1,783                   $1,000
        Non-Recurring Gain on Sale of
          Intangible Assets               $--                      $--
        Other Expenses -
                Net                       $332                     $307
        Extraordinary Item- Gain on
           Extinguishment of
                         Debt             $-                       447
        Provision for Income Tax
         Expense [Benefit]                $-                       $49
        Net income [Loss]                 $1,402                   $1,140
        Net [Loss] Income Per Common
          Share                           $.23                     $.23
        Cash Dividends Per Common
          Share                           $-                       $-

Balance Sheet Data:
        Total Assets                      $24,201                  $17,381

        Total Long-Term
                Liabilities               $843                     $708

        Total Liabilities                 $12,945                  $9,134

        Working Capital
          [Deficit]                       $4,552                   $3,604

        Stockholders' Equity
                         [Deficit]        $11,256                  $8,246

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

Item 7.                               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  ---------------------------------------------

OVERVIEW
--------

Bio-Reference has expanded its laboratory testing capabilities and its customer base through internal growth as well as through the completion of a series of acquisitions of the businesses of other testing laboratories.

In April 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") for a purchase price of $4,000,000 cash plus a promissory note of $1,500,000, payable without interest, in three semi-annual installments commencing April of 1999. Also in April, the Company entered into a note agreement to borrow the $4,000,000 to fund this acquisition. The note is in accordance with the Company's revolving loan agreement with the same lending bank. The operations of Medilabs are included in the Company's operations commencing April 9, 1998 and incurred a net loss of approximately $120,000 for the seven month period ended October 31, 1998 (See Notes 3a and 16).

Results of Operations

Net Income
----------

The Company's net income for the years ended October 31, 1998 and 1997 was $596,583 and $3,199,915, respectively. The main reasons for the $2,600,000 decrease in net income is the reduction in nonrecurring gain of approximately $1,700,000. The nonrecurring gain represents the gain in the sale of certain assets of the Company's GenCare Division. The reduction in income from operations resulted from a reduced gross profit percentage of approximately 4% and an increase in general and administrative expenses.

Net Revenues
------------

On September 30, 1997, the Company completed the sale of certain assets of its GenCare Division ("GenCare") to an unrelated third party. GenCare provided largely cancer diagnostic testing services with relatively high revenues per patient. The 1997 financial statements included eleven months of revenues attributable to the GenCare division or $2,116,523. There were no revenues realized by the GenCare Division in 1998.

Net revenues for the year ended October 31, 1998 were $46,553,730 as compared to $38,660,184 for the year ended October 31, 1997; this represents a 20% increase in net revenues. The Company acquired MLI in April of 1998. Since this acquisition, for the seven month period ended October 31, 1998, MLI had net revenues of $7,773,570 or 17% of the Company's net revenues for the year. There were no revenues from MLI in fiscal 1997. MLI provides routine laboratory services to physician offices, clinics, nursing homes and correctional institutions, associated with lower revenues per patient.

The number of patients serviced during the year ended October 31, 1998 was 984,432 which was 35% greater when compared to the prior fiscal year. MLI accounted for 24% of the patient count for the year ended October 31, 1998. Net revenue per patient for the year ended October 31, 1997 was $53.08 compared to net revenue per patient for the year ended October 31, 1998 of $47.29; a reduction of $5.79 or 11%. MLI's net revenue per patient was $33.04 for the seven month period ended October 31, 1998.

The Company anticipates increasing its revenues in its next fiscal year through internal growth and development of new marketing initiatives in laboratory testing services outside the traditional physician market. In April 1998, the Company acquired MLI and was awarded, as of November, 1998, a contract to provide laboratory testing by the New York State Department of Corrections for inmates in its facilities. The Company is seeking to market its services to other correctional institutions. In addition, the Company is attempting to expand its marketing efforts in the drug testing market and has hired new marketing representatives to specialize in this initiative.

COST OF SERVICES:
----------------

Cost of sales increased from $19,339,274 for the year ended October 31, 1997 to $25,058,008 for the year ended October 31, 1998, an increase of $5,718,734 or 30%. This increase is the result of the MLI acquisition. MLI's direct operating costs were $5,639,627 for the seven month period ended October 31, 1998. The optimum consolidation of laboratory operations has not been completed and will impact the Company's cost structure until, at least, the third quarter of fiscal year 1999.

GROSS PROFITS:
-------------

Gross profit on net revenues increased from $19,320,910 for the year ended October 31, 1997 to $21,495,722 for the year ended October 31, 1998; an increase of $2,174,812, primarily attributable to the increase in revenues. Gross profit margins decreased from 50% for the year ended October 31, 1997 to 46% for the year ended October 31, 1998. This decrease in gross profit margins is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of October 31, 1998 by an optimum consolidation of laboratory operations.GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
General and administrative expenses for the year ended October 31, 1998 were $20,430,757 as compared to $17,435,879 for the year ended October 31, 1997, an increase of approximately $3,000,000 or 16%. Most of this increase was due to the incurring of additional costs related to the MLI acquisition (approximately $1,858,000). In addition, bad debt increased by 11%, or approximately $793,000 over the prior comparable period and was caused primarily by an increase in the self-pay patients of Bio-Reference Laboratories resulting from legislation passed in New Jersey which prohibited physician billing for diagnostic laboratory services. Self pay patients have an historical higher bad debt rate than that of physician billing.

INTEREST EXPENSE:
----------------

Interest expense increased from $1,124,432 for the year ended October 31, 1998 to $1,280,737 for the year ended October 31, 1998, resulting from the Company's increase in asset based borrowing of approximately $4,400,000 and acquisition debt of $4,000,000 offset by payments on existing debt of $1,000,000.



NET INCOME:
----------

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

INTEREST EXPENSE:
----------------

Interest expense increased from $840,811 during the twelve month period ending October 31, 1996 to $1,084,347 during the twelve month period ending October 31, 1997. This increase was caused by the Company's increase in asset based borrowings and equipment leases for the eleven months ending September 30, 1997. On October 1, 1997, the Company utilized $3,500,000 of the cash payment received upon closing the GenCare sale to reduce its credit line with PNC Bank..

NET INCOME:
----------

The Company had net income of $3,199,915 for the twelve months ended October 31, 1997 as compared to $591,958 for the twelve months ended October 31, 1996. Approximately three quarters of the increase in net income is attributable to the non-recurring gain on the sale of certain assets of the Company's GenCare Division ($2,025,689).Liquidity and Capital Resources
-------------------------------

For the Fiscal Year Ended October 31, 1998

The Company's working capital at October 31, 1998 was approximately $8,400,000 as compared to approximately $9,400,000 at October 31, 1997, a decrease of $1,100,000. This change is primarily the result of an increase in accounts receivable of approximately $7,000,000 an increase in accounts payable and accrued expenses of approximately $2,600,000 and an increase in short-term debt of approximately $5,600,000. The increase of $7,000,000 of accounts receivable is mainly attributable to the acquired accounts receivable of Medilabs. The increase in accounts payable and accrued expenses is attributable to the acquired liabilities of Medilabs. The Company has been utilizing a slower payment plan with respect to these liabilities. The Company also incurred additional debt obligations of approximately $5,500,000 for the Medilabs acquisition in April of 1998.

During the year ended October 31, 1998, the Company utilized $3,227,601 in cash for operations, an increase of approximately $3,000,000 as compared to the year ended October 31 1997. This usage of cash is primarily the result of the increase in accounts receivable of approximately $7,200,000 offset by the increase in accrued expenses and payables of approximately $2,600,000. Management anticipates being able to generate cash from operations in fiscal 1999 as a result of a projected increased gross profit offset in part, by projected increased operating costs.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable. The Company establishes an allowance for uncollectible accounts and as a consequence, believes that it accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

A number of proposals for legislation are under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be take. (See "Developments Since the Beginning of Fiscal 1998" as to the status of a review concerning overpayments being conducted by the Company's Medicare carrier).

For the year ended October 31, 1998, the Company utilized $4,237,998 of cash for investing activities. This consisted primarily of $4,000,000 of cash paid for Medilabs. For the year ended October 31, 1997, the Company generated $4,439,719 in cash from investing activities. This was primarily attributable to the proceeds from the sale of certain assets of the GenCare Division in fiscal 1997. The capital spending requirements for the Company during 1999 is expected to be approximately $1,200,000. For the year ended October 31, 1998, the Company generated cash primarily from debt financing of $8,087,921, of which $4,000,000 was used for the Medilabs acquisition in April of 1998 and the balance in increasing its revolving line of credit by approximately $4,400,000.

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 1 00% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of October 31, 1997, the Company was utilizing $6,761,710 of this credit facility. As of October 31, 1998, the Company was utilizing $12,000,000 of this credit facility.

For the year ended October 31, 1997, the Company utilized $3,507,764 in repayment of debt obligations.

The Company intends to expand its laboratory operations through acquisitions and aggressive marketing while also diversifying into related medical fields through acquisitions. These acquisitions may involve cash, notes, common stock, and/or combinations thereof

The Company has various employment and consulting agreements of up to seven years with commitments totaling approximately $4,900,000 [See Notes 10 and 12] and operating leases with commitments totaling approximately $4,000,000 [See
Note 12].

The Company's cash balances at October 31, 1998 was $2,784,147 as compared to $2,161,825 at October 31, 1997. The Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the second quarter of fiscal year 1999 and the interest due thereupon, will meet its future cash needs.


 For the Fiscal Year Ended October 31, 1997

Working capital as of October 31, 1997 was $9,415,440 as compared to $4,072,447 at October 31, 1996 an increase of $5,342,993 during the twelve month period. The Company had $6,693,825 in cash and certificates of deposits at October 31, 1997. However, $4,532,000 represented restricted deposits. The Company utilized $171,064 in cash for operating activities. To offset this use of cash the Company raised $4,600,000 from the divestiture of its GenCare product line, reduced its credit line borrowing by $2,317,031 and repaid approximately $1,190,733 in existing debt.
The capital spending requirements for the Company during fiscal 1998 was expected not to exceed $600,000. During fiscal 1997, approximately $143,600 has been spent on capital improvements and approximately $252,300 on capital leases.

The Company had current liabilities of $12,649,814 at October 31, 1997. The three largest items in this category were notes payable of $7,613,710, accounts payable of $2,231,693 and accrued salaries and commissions of $1,065,339

Project 2000
------------

                The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. Management estimates that the laboratory operations and billing systems will require changes that translate into approximately $50,000 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company approximately $25,000 to upgrade and are scheduled for conversion during the first quarter of fiscal 1999. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey Medicaid until it is notified to do so. The Company had not received notification from New Jersey Medicaid as of January 26, 1999. Once the general accounting systems are converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices. During May 1998, the General Accounting Office ("GAO") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories and other providers could be catastrophic, including improper denials and payments that are late or incorrect." In the "National Intelligence Report" issue of January 12, 1999 it was disclosed that the Health Care Financing Administration ("HCFA") has posted some Y2K-related websites, a table of Medicare claims processing changes required for billing compliance, and more. HCFA stresses that every piece of hardware or software that is dependent on a microchip or date entry may be affected. In terms of HCFA's Y2K readiness, the agency stated that work has been completed to renovate, test, and validate all internal mission-critical systems and progress has been made with its carriers and intermediaries. The final systems to be considered by the Company are those of its vendors. Once the general accounting systems are is converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices.

Note Regarding Forward-Looking Statements
-----------------------------------------

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

Impact of Inflation
-------------------

To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income. " SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders, SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is required to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits, " which is effective for fiscal years after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk
                ---------------------------------------------------------

                Not applicable.

Item 8. -  Financial Statements and Supplementary Data
           -------------------------------------------
                Financial Statements are annexed hereto

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           ---------------------------------------------------------------------
---------------
                None
                                                               PART III

Item 10.-       Directors and Executive Officers of the Registrant
                --------------------------------------------------
              The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

        Name                                   Age         Position
        ----                                   ---         --------

   . . . . . . . . . . . . . . . . . . . . . .
Marc D. Grodman, M.D.. . . . . . . . . . . . . .47         Chairman of the
                                                           Board, President,
                                                           Chief Executive
                                                           Officer and Director

Howard Dubinett. . . . . . . . . . . . . . . . .47         Executive Vice
                                                           President, Chief
                                                           Operating Officer
                                                           and Director

Sam Singer . . . . . . . . . . . . . . . . . . .56         Vice President,
                                                           Chief Financial
                                                           Officer, Chief
                                                           Accounting Officer
                                                           and Director

Frank DeVito . . . . . . . . . . . . . . . . . .57         Director

John Roglieri, M.D.. . . . . . . . . . . . . . .57         Director

Gary Lederman, Esq.. . . . . . . . . . . . . . .64         Director

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

     John Roglieri, M.D. became a Director of the Company in September 1995. He is an Assistant Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City. Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master's degree from Columbia University School of Business in 1978. From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington. From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital. From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University. In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980. Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center. From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. Since 1992, he has been Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journal Managed Care and a biographee of Who's Who in America.

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

    Robert Rush, Ph.D (Age 58) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr. Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by the American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

        Benita Ponda, M.D. (Age 53) has been employed by the Company since February, 1994 as Medical Director. She is certified by the American Board of Pathology in Clinical Pathology and Anatomical Pathology with a special qualification in Cytopathology. She holds a New York State Department of Health Certificate of Qualification for Laboratory Director. Dr. Ponda's professional appointments include Chief of Cytopathology and Associate Pathologist at New York Methodist Hospital, Brooklyn, New York (January 1992 to February, 1994); Associate Pathologist at Flushing Hospital and Medical Center, Flushing, New York (1981 to 1991) and Director of Laboratory at St. Mary's Hospital for Children (1985 - to date). She received M.B.B.S. degree (equivalent to M.D. in U.S.A.) from Bombay University, Bombay, India in 1970.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

        Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1998, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation
           ----------------------

    The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 1998 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 1998. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.


                                                   SUMMARY COMPENSATION TABLE



                                                  Annual Compensation
                                         ----------------------------
                                                                  Other
                              Year                                Annual
                              Ended                               Compen-
Name and Principal Position   October 31,   Salary     Bonus      ation
---------------------------   ----------    ---------  ----------  -------
                 . . . . . . .
Marc D. Grodman M.D. . . . . .1998          $305,653  $125,000      $-0-
President and Chie            1997          $265,697  $90,000       $-0-
Executive Officer             1996          $264,196  $95,000       $-0-

Howard Dubinett               1998          $157,622  $57,750       $-0-
Executive Vice                1997          $148,417  $43,000       $-0-
President and Chief           1996          $154,188  $45,000       $-0-
Operating Officer

Sam Singer                    1998          $156,333  $57,750       $-0-
Vice President and            1997          $147,455  $43,000       $-0-
Chief Financial and           1996          $153,326  $45,000       $-0-
Accounting Officer

                                      Long-Term
                                         Compensation
                                                                            All
                              Year       Restricted             LTIP      Other
                              Ended      Stock        Options   Pay-     Compen-
Name and Principal Position October 31,  Awards(1)   (SARs)     outs     sation
--------------------------- ----------  ----------   -------    ----     ------
Marc D. Grodman M.D.         1998       -0-          -0-         $-0-     $-0-
 President and Chief         1997       300,000       300,000(2) $-0-     $-0-
  Executive Officer          1996       -0-          -0-         $-0-     $-0-

Howard Dubinett              1998       -0-        -0-            $-0-    $-0-
  Executive Vice             1997       240,000    213,334        $-0-    $-0-
  President and Chief        1996       -0-        -0-            $-0-    $-0-
  Operating Officer

Sam Singer                   1998       -0-        -0-           $-0-      $-0-
  Vice President and         1997       200,000    116,667       $-0-      $-0-
  Chief Financial and        1996       -0-        -0-           $-0-      $-0-
  Accounting Officer

(1) In connection with their acceptance of the terms of new employment agreements, the Company's board of directors on May 13, 1997 authorized the issuance to Dr. Grodman, Mr. Dubinett and Mr. Singer of 300,000, 240,000 and 200,000 shares of Common Stock respectively. The shares are forfeitable in part in various amounts if the employee's employment is terminated "for cause" or at his option "without good reason" prior to May 1, 2000. See "Employment Agreements with Executive Officers" herein.

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

If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                               Number of Shares
Periods                                                   Forfeited
-------------------------------------                    -----------------------
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

If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                                  Number of Shares
Periods                                                      Forfeited
-------------------------------------                    -----------------------
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

If Termination "For Cause"
or "Without Good Reason"
Occurs During the Following                                  Number of Shares
Periods                                                      Forfeited
-------------------------------------                   -----------------------
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

      Under the 1989 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year may not exceed $100,000.

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

        See Note 9 of Notes to the Consolidated Financial Statements.

     No stock options were granted during fiscal 1998 to any executive officer.

      The following table sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised by any of such individuals in fiscal 1998.

                               1998 Fiscal Year-End Option Values
                               -----------------------------------
                                                            Value of
                             Number of Unexercised Options  Unexercised
                             At 1998 Fiscal Year-End        In-The-Money
Name                      Exercisable       Unexercisable   Options at 10/31/98
----                      -----------       -------------   -------------------
Marc D. Grodman               200,000             -0-                $ 68,750
                              100,000             -0-                $ 27,188

Howard Dubinett                213,334            -0-                 $73,334

Sam Singer                     166,667            -0-                 $57,292

Directors' Compensation

       Directors who are not employees of the Company are also paid a $1,000 per quarter director's fee.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

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

                                             Shares of
       Name and Address of                   Common Stock            Percentage
        Beneficial Owner                     Beneficially Owned(1)   Ownership
        ----------------                           ----------------  ---------

       Directors and Executive Officers*
                Marc D. Grodman(2) . . . . . . . . . 1,521,845           18.7%
                Howard Dubinett (3). . . . . . . . . . 475,001           6.4%
                Sam Singer(4). . . . . .   . . . . . . 377,667           5.1%
                Frank DeVito(5). . . . . . . . . . . . .10,202             -
                John Roglieri(6) . . . . . . . . . . . .35,001             -
                Gary Lederman (7). . . . . . . . . . . .15,200             -

                Executive Officers and director . . .2,434,916           28.5%
                  as a group (six persons)(2)(3)(4)(5)(6)(7)

---------------
 * The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

 (1) Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares ofCommon Stock shown as beneficially owned.

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

 (7)    Includes 15,200 shares owned directly.

Item 13. - Certain Relationships and Related Transactions
           ----------------------------------------------

       In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the Company's $2,500,000 financing arrangement with Towers Financial Corporation, suspending all rental and interest charges for periods subsequent to November 1, 1991. As of October 31, 1998, $187,117 in outstanding principal, interest and van rentals was due from Dr. Grodman.

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

        Balance Sheet - October 31, 1998 and 1997        F-2    ...       F-3

        Statement of Operations-
          Years ended October 31, 1998, 1997 and 1996    F-4    ...       F-4

        Statement of Shareholders' Equity
          Years ended October 31, 1998, 1997 and 1996    F-5    ...       F-5

        Statement of Cash Flows -
          Years ended October 31, 1998, 1997 and 1996    F-6    ...       F-7

        Notes to Financial Statements-                   F-8     ...      F-26

        Schedule II -
          Years ended October 31, 1998, 1997 and 1996    F-7    ...       F-28

2.      Reports on Form 8-K
        -------------------
      No reports on Form 8-K have been filed during the Quarter ended October 31, 1998.

3.      Exhibits
        --------
        None

                                       SIGNATURES
                                       ----------
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:  /S/ Marc D. Grodman
        ----------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director

Dated:          February 9, 1999

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
-------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
February 9, 1999

/S/ Howard Dubinett
-------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
February 9, 1999

/S/ Sam Singer
--------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
February 9, 1999

/S/ Frank DeVito
----------------
Frank DeVito
Director
February 9, 1999

/S/ John Roglieri
-----------------
John Roglieri
Director
February 9, 1999

/S/ Gary Lederman
-----------------
Gary Lederman
Director
February 9, 1999

                              EXHIBIT INDEX
                              --------------


                                                                 Incorporated by
Exhibit No.                                       Item            Reference to
-----------                                       ----                 --------

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

10.12*          Form of Bridge Warrant                                     (B)

10.13*          Form of Bridge Note                                        (B)

10.14*          Acquisition Agreement made as of October 31, 1994 for the
                  acquisition by the Company of all of the outstanding
                  capital stock of GenCare                                 (H)

10.15*          Employment Agreement between the Company and Charles T. Todd,
                   Jr. dated January 4, 1995.                              (H)

10.16*          Agreement and Bill of Sale dated September 30,1997 between the
                  Company and IMPATH concerning the sale of the GenCare
                  assets.                                                  (I)

10.17*          Non-Competition and Confidentiality Agreement dated September
                  30, 1997 between the Company, three officers and a fourth key employee on the one hand and IMPATH on the other
                  hand.                                                    (I)

10.18* Acquisition Agreement made as of April 9, 1998 for the acquisition by the Company of all of the outstanding capital
                stock of Medilabs, Inc.                                   (J)

10.19*          Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer &
                  Trust Company as Rights Agent.                          (K)

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

(I) Incorporated by reference to exhibit filed with the Company's report on Form 8-K for October 14, 1997.

(J) Incorporated by reference to exhibit filed with the Company's report on Form 8-K for April 22, 1998.

(K) Incorporated by reference to exhibit filed with the Company's report on Form 8-A dated March 3, 1998.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
Elmwood Park, New Jersey



We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.








MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
January 22, 1999

Item 8.
BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                       October 31,
                                                      ------------
                                           1 9 9 8                    1 9 9 7
                                            -------                    -------
Assets:
                   Current Assets:
                   Cash and Cash Equivalents$  2,784,147    $       2,161,825
                   Cash - Restricted                  --              852,000
                   Accounts Receivable - Net  20,749,696           13,737,881
                   Inventory                     587,101              453,870
                   Certificates of Deposit -
                      Restricted               3,646,250            3,601,250
                   Other Current Assets        1,100,867            1,000,428
                   Deferred Tax Asset            344,000              258,000
                                      -----------------         ----------------

                   Total Current Assets       29,212,061           22,065,254
                                       -----------------      ----------------


Property and Equipment:
                   Automobiles                   41,740               57,656
                   Medical Equipment          3,263,101            2,146,896
                   Leasehold Improvements       429,993              370,283
                   Furniture and Fixtures       508,630              398,187
                                      -----------------     ----------------


                   Totals - At Cost          4,243,464            2,973,022
                   Less:  Accumulated
                     Depreciation            2,022,928            1,685,298
                                     -----------------    ----------------


                   Property and
                    Equipment - Net        2,220,536            1,287,724
                                    ----------------       ----------------


Other:
                   Certificate of
                      Deposit -
                      Restricted             33,750               78,750
                   Due from Related Party   187,118              214,118
                   Deposits                 303,354              213,347
                   Goodwill [Net of
                   Accumulated Amortization
                   of $1,248,029 and $994,015,
                   Respectively]          5,746,601            1,406,570
                   Intangible Assets
                   [Net of Accumulated
                   Amortization of$2,173,034
                   and $1,891,970,
                   Respectively]         2,507,149            3,382,393
                  Other Assets             567,769              446,903
                                 -----------------            ----------------


                   Total Other          9,345,741            5,742,081
                                     ------------            ----------------


                   Total Assets  $      40,778,338    $      29,095,059
                                 =================    =================

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                      October 31,
                                                      -----------
                                          1 9 9 8             1 9 9 7
                                          -------             -------

Liabilities and Shareholders'
     Equity:
Current Liabilities:
     Accounts Payable                  $         4,379,961    $ 2,231,693
     Accrued Salaries and Commissions            1,367,785      1,065,339
                   Accrued Expenses                625,814        511,386
                   Current Maturities of
                    Long-Term Debt
                    [Net of Discount]            2,071,058        864,266
                   Notes Payable - Banks        12,000,000      7,613,710
                   Capitalized Lease Obligation
                     - Short-Term Portion          229,232        84,970
                   Other Current Liabilities           --          1,339
                   Taxes Payable                   173,962        277,111
                                        -----------------      -----------

                   Total Current Liabilities   20,847,812     12,649,814
                                              -----------     -----------

Long-Term Liabilities:
    Long-Term Debt Less Current Maturities
       [Net of Discount]                       3,306,617          668,030
     Capitalized Lease Obligations -
        Long-Term Portion                        400,975          252,572
                                       -----------------     -----------

                   Total Long-Term Liabilities 3,707,592        920,602
                                              ----------       -----------

Commitments and Contingencies                       --             --
                                       -----------------       -----------

Shareholders' Equity:
                   Preferred Stock, Par Value
                     $.10  Per Share, Authorized
                     1,062,589 Shares; None Issued  --             --

                   Series A - Senior Preferred Stock,
                      Par Value $.10 Per Share,
                      Authorized, Issued and
                      Outstanding 604,078 Shares 60,408          60,408

                   Series A - Junior Participating
                      Preferred Stock, Par Value
                      $.10 Per Share, Authorized 3,000
                      Shares; None Issued            --              --

                   Common Stock, Par Value $.01 Per
                      Share, Authorized 18,333,333
                      Shares; Issued and Outstanding
                      7,212,910 and 7,169,376 Shares
                      at October 31, 1998 and 1997,
                      Respectively               72,129         71,694

                   Additional Paid-in
                      Capital                22,998,015     22,967,160

                   Accumulated [Deficit]     (6,634,985)    (7,231,568)
                                        ----------------   -----------

                   Totals                  16,495,567     15,867,694
                   Deferred Compensation     (272,633)      (343,051)


                   Total Shareholders'
                     Equity                16,222,934     15,524,643

                   Total Liabilities
                     and Shareholders'
                     Equity         $      40,778,338    $29,095,059
                                    =================    ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

                                     Y e a r s   e n d e d
                      ---------------------------------------------------------
                                      O c t o b e r   3 1,
                      ---------------------------------------------------------
                           1 9 9 8              1 9 9 7             1 9 9 6
                             -------              -------             -------

Net Revenues             $     46,553,730    $   38,660,184        $ 35,125,878
                         ----------------     ----------------    --------------
Cost of Services:
Depreciation and Amortization    704,293              390,953           378,694
Employee Related Expenses      11,675,839            8,595,078         8,503,156
Reagents and Laboratory
  Supplies                      5,567,394           4,777,325      4,430,381
Other Cost of Services          7,110,482            5,575,918         4,824,164
                         ----------------     ----------------    --------------

Total Cost of Services         25,058,008           19,339,274        18,136,395
                             ------------     ----------------    --------------

           Gross Profit        21,495,722           19,320,910        16,989,483
                         ----------------     ----------------    --------------

General and Administrative Expenses:
 Depreciation and Amortization   935,370              798,365           655,192
 Other General and Administrative
   Expenses                    13,410,446          11,346,007        10,761,548
 Provision for Doubtful
  Accounts                      6,084,941            5,291,507        4,285,807
Expenses of Abandoned
 Acquisition                           --                  --           90,700
                        ----------------     ----------------    --------------

Total General and Administrative
  Expenses                    20,430,757        17,435,879          15,793,247
                       ----------------     ----------------    --------------

Income from Operations         1,064,965         1,885,031           1,196,236
                        ----------------     ----------------    --------------

Non-Recurring Gain on Sale of Intangible
  Assets                        333,900            2,025,689                --
                             ----------     ----------------    --------------

Other [Income] Expense:
 Interest and Other
    Expense                  1,280,737            1,124,432           840,811
    Interest Income          (440,155)            (274,887)          (288,395)
                      ----------------     ----------------    --------------

 Total Other Expense
  - Net                        840,582              849,545           552,416
                      ----------------     ----------------    --------------

 Income Before Income Taxes   558,283            3,061,175           643,820

Provision for Income Tax
  Expense [Benefit]           (38,300)            (138,740)           51,862
                     ----------------     ----------------    --------------

 Net Income          $        596,583     $      3,199,915    $      591,958
                     ================     ================    ==============

 Net Income Per
  Share              $            .08     $            .48    $          .10
                     ================     ================    ==============


 Net Income Per Share
  - Assuming Dilution       $     .07            $    .43          $.09
                       ==============     ================    ==============


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            Series A
                                                            --------
                                                     Senior Preferred Stock
                                                     ----------------------
                                                       Shares      Amount
                                                       ------      ------
          Balance - October 31, 1995                  604,078    $   60,408

Shares Issued in Connection with
      an Acquisition                                          --           --

Shares Issued in Connection with an Acquisition
          [Including Shares Remaining in Escrow]              --            --

Shares Issued in Lieu of Payment for
  Service                                                     --           --

Shares issued in Lieu of an Invoice Payment                   --            --

Shares Issued in Connection with an Acquisition
          Agreement [Including Shares Remaining in
           Escrow]                                            --             --

Options Issued for Deferred Compensation                      --             --

Amortization of Deferred Compensation                        --              --

Unrealized Loss on Securities Available
  for Sale                                                    --           --

Net Income for the Year                                       --           --
                                                      ---------   ---------

          Balance - October 31, 1996                    604,078        60,408

Shares Issued for Deferred Compensation                      --            --

Warrants Issued for Deferred Compensation                    --            --

Shares Issued in Connection with an
          Acquisition Agreement                               --           --

Shares Released from Escrow                                   --           --

Amortization of Deferred Compensation                         --           --

Net Income for the Year                                       --           --
                                                      ---------     ---------

          Balance - October 31, 1997                    604,078        60,408

Amortization of Deferred Compensation                        --            --

Shares Issued on Exercise of Warrants                        --            --

Net Income for the Year                                      --          --
                                                          ---------   -------

          Balance - October 31, 1998                     604,078    $   60,408
                                                      =========      =========



                                                          Common Stock
                                                          ------------
                                                       Shares      Amount
                                                       ------      ------
          Balance - October 31, 1995           6,075,514             $   60,755

Shares Issued in Connection with
  an Acquisition                                         10,000         100

Shares Issued in Connection with
  an Acquisition
          [Including Shares Remaining in Escrow]        72,688           727

Shares Issued in Lieu of Payment
  for Service                                             4,000          40

Shares issued in Lieu of an Invoice Payment               4,745          48

Shares Issued in Connection with
  an Acquisition Agreement [Including
  Shares Remaining in Escrow]                           133,333       1,333

Options Issued for Deferred Compensation                     --          --

Amortization of Deferred Compensation                        --          --

Unrealized Loss on Securities Available for Sale             --          --

Net Income for the Year                                      --          --
                                                      ---------   ---------

          Balance - October 31, 1996                  6,300,280      63,003

Shares Issued for Deferred Compensation                 815,000       8,150

Warrants Issued for Deferred Compensation                    --          --

Shares Issued in Connection with an
          Acquisition Agreement                              --          -

Shares Released from Escrow                                  --           --

Amortization of Deferred Compensation                        --          --

Net Income for the Year                                      --          --
                                                      ---------   ---------

          Balance - October 31, 1997                  7,169,376      71,694

Amortization of Deferred Compensation                       --            --

Shares Issued on Exercise of Warrants                    43,534           435

Net Income for the Year                                      --          --
                                                      ---------   ---------

          Balance - October 31, 1998                  7,212,910   $   72,129
                                                      =========   =========


                                                  Additional
                                                   Paid-in        Accumulated
                                                   -------        ----------
                                                   Capital         [Deficit]
                                                   -------         --------
          Balance - October 31, 1995        $   22,223,530   $(11,023,441)

Shares Issued in Connection with
  an Acquisition                                   23,900              --

Shares Issued in Connection with
  an Acquisition [Including Shares Remaining
  in Escrow]                                      94,208               --

Shares Issued in Lieu of Payment for Service       9,560               --

Shares issued in Lieu of an Invoice Payment       17,151               --

Shares Issued in Connection with an Acquisition
          Agreement [Including Shares Remaining in
           Escrow]                                37,748               --

Options Issued for Deferred Compensation          27,200               --

Amortization of Deferred Compensation                --                --

Unrealized Loss on Securities Available
  for Sale                                           --                --

Net Income for the Year                              --            591,958
                                             ----------         -----------

          Balance - October 31, 1996         22,433,297        (10,431,483)

Shares Issued for Deferred Compensation         337,919                 --

Warrants Issued for Deferred Compensation        13,423                 --

Shares Issued in Connection with an
          Acquisition Agreement                 127,320                 --

Shares Released from Escrow                      55,201                 --

Amortization of Deferred Compensation               --                  --

Net Income for the Year                             --            3,199,915
                                             ---------            ---------

          Balance - October 31, 1997        22,967,160          (7,231,568)

Amortization of Deferred Compensation               --                  --

Shares Issued on Exercise of Warrants           30,855                  --

Net Income for the Year                             --                  --
                                               -------                 ---------

          Balance - October 31, 1998    $   22,998,015  $       (6,634,985)
                                             =========            =========

                                                   Unrealized Loss
                                                   ----------------
                                                   on Securities        Total
                                                   -------------        -----
                                                   Available      Shareholders'
                                                   ---------      ------------
                                                   for Sale       Equity
                                                   --------       ------
          Balance - October 31, 1995              $  (47,998)    $  11,255,754

Shares Issued in Connection with an Acquisition           --            24,000

Shares Issued in Connection with an Acquisition
          [Including Shares Remaining in Escrow]          --            94,935

Shares Issued in Lieu of Payment for Service              --             9,600

Shares issued in Lieu of an Invoice Payment               --            17,199

Shares Issued in Connection with an Acquisition
          Agreement [Including Shares Remaining in
           Escrow]                                       --             39,081

Options Issued for Deferred Compensation                 --                 --

Amortization of Deferred Compensation                    --             22,483

Unrealized Loss on Securities Available for Sale     47,998             47,998

Net Income for the Year                                  --            591,958
                                                     ------            -------

          Balance - October 31, 1996                     --         12,103,008

Shares Issued for Deferred Compensation                  --                 --

Warrants Issued for Deferred Compensation                --                 --

Shares Issued in Connection with an
          Acquisition Agreement                          --            127,861

Shares Released from Escrow                              --             55,201

Amortization of Deferred Compensation                    --             38,658

Net Income for the Year                                  --          3,199,915
                                                  ---------          ----------

          Balance - October 31, 1997                    --          15,524,643

Amortization of Deferred Compensation                   --              70,418

Shares Issued on Exercise of Warrants                   --              31,290

Net Income for the Year                                 --             596,583
                                                 ---------           -----------

          Balance - October 31, 1998                    --        $  16,222,934
                                                 =========         ===========

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 Y e a r s   e n d e d
                      ---------------------------------------------------------
                                                  O c t o b e r   3 1,
                      ---------------------------------------------------------
                                                1 9 9 8              1 9 9 7
                                                -------              -------
Operating Activities:
Net Income                                     $     596,583     $    3,199,915
                                               ----------------  --------------
  Adjustments to Reconcile Net Income to Net
  Cash [Used for] Operating Activities:
  Depreciation and Amortization                    1,639,663          1,189,318
  Amortization of Deferred Compensatio                70,418            38,658
  Amortization of Deferred Interest                   53,667               --
  Amortization Reversal Due to Legal Settlement      (56,859               --
  Expenses of Abandoned Acquisition                       --               --
  Provision for Doubtful Accounts                  5,884,941         5,291,507
  Other                                                   --               --
  Gain from Sale of Marketable Securities                 --               --
  Gain on Sale of Assets                                  --               --
  Nonrecurring Gain on Sale of Intangible Assets    (333,900)      (2,025,689)
                     Deferred Income Taxes           (86,000)        (258,000)

                   Changes in Assets and Liabilities
             [Net of Effects from Acquisitions]:
                     [Increase] Decrease in:
                       Accounts Receivabl        (10,790,642)       (7,509,627)
                       Other                        (120,866)         (105,866)
                       Inventory                     117,625           (59,493)
                       Other Current Assets          636,478           142,504

                     Increase [Decrease] in:
                       Accounts Payable and
                         Accrued Expenses          (642,123)          (210,861)
                       Taxes Payable               (196,586)           136,030
                                           ----------------     ---------------

                     Total Adjustments           (3,824,184)       (3,371,519)
                                           ----------------     ---------------

                   Net Cash - Operating
                       Activities - Forward      (3,227,601)         (171,604)
                                            ----------------     --------------

Investing Activities:
                   Acquisition of Property
                     and Equipment                (194,558)          (143,613)
                   Proceeds from Sale of
                     Property and Equipment             --                 --
                   Proceed from Sale of Marketable
                     Securities                         --                   --
                   Purchase of Certificate of
                     Deposit - Restricted       (3,680,000)       (3,680,000)
                   Maturities of Certificate
                     of Deposit - Restricted     3,680,000         3,680,000
                   Cash Paid for Medilabs, Inc.
                     Acquisition                (4,000,000)               --
                   Cash Acquired During
                     Acquisition                    86,412                --
                   Cash Overdraft of Acquired
                     Company                            --                --
                   Reduction [Additions] of
                     Deposits                      (3,985)              6,907
                   Repayment of Related Party
                     Receivable                    27,000               20,800
                   Payment for Acquisition of
                     Intangible Assets            (152,867)           (44,375)
                   Proceeds from Sale of
                     Intangible Assets                 --           4,600,000
                                          ----------------     -----------------

                   Net Cash - Investing
                     Activities - Forward$     (4,237,998)      $     4,439,719





                                            Y e a r s   e n d e d
                                            ---------------------
                                              O c t o b e r   3 1,
                                              -------------------
                                               1 9 9 6
                                               -------
Operating Activities:
                   Net Income                                 $        591,958
                                                                ----------------
                   Adjustments to Reconcile Net Income to Net
                     Cash [Used for] Operating Activities:
                     Depreciation and Amortization                   1,033,886
                     Amortization of Deferred Compensation              22,483
                     Amortization of Deferred Interest                      --
                     Amortization Reversal Due to Legal Settlement          --
                     Expenses of Abandoned Acquisition                  90,700
                     Provision for Doubtful Accounts                 4,285,807
                     Other                                              20,242
                     Gain from Sale of Marketable Securities            (9,336)
                     Gain on Sale of Assets                             (1,546)
                     Nonrecurring Gain on Sale of Intangible Assets         --
                     Deferred Income Taxes                                  --
                   Changes in Assets and Liabilities
                     [Net of Effects from Acquisitions]:
                   [Increase] Decrease in:
                       Accounts Receivable                          (7,672,430)
                       Other Assets                                    (81,868)
                       Inventory                                        60,931
                       Other Current Assets                             12,046

                     Increase [Decrease] in:
                       Accounts Payable and Accrued Expenses          (126,411)
                       Taxes Payable                                  (121,927)
                                                                      ----------

                     Total Adjustments                              (2,487,423)
                                                                    ------------

                   Net Cash - Operating Activities - Forward        (1,895,465)
                                                                    -----------

Investing Activities:
                   Acquisition of Property and Equipment              (451,576)
                   Proceeds from Sale of Property and Equipment         29,652
                   Proceed from Sale of Marketable Securities          501,955
                   Purchase of Certificate of Deposit - Restricted    (180,000)
                   Maturities of Certificate of Deposit - Restricted   165,650
                   Cash Paid for Medilabs, Inc. Acquisition                --
                   Cash Acquired During Acquisition                        --
                   Cash Overdraft of Acquired Company                  (3,797)
                   Reduction [Additions] of Deposits                   63,146
                   Repayment of Related Party Receivable               15,800
                   Payment for Acquisition of Intangible Assets    (1,564,363)
                   Proceeds from Sale of Intangible Assets                 --
                                                                 ---------------

                   Net Cash - Investing Activities - Forward $     (1,423,533)


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Y e a r s   e n d e d
                           ----------------------------------------------------
                                             O c t o b e r   3 1,
                           -----------------------------------------------------
                                               1 9 9 8              1 9 9 7
                                               -------              -------
Net Cash - Operating Activities - Forwarded    $ (3,227,601)      $  (171,604)
                                               ----------------    -----------

Net Cash - Investing Activities - Forwarded      (4,237,998)      $  4,439,719
                                            ----------------     -------------

Financing Activities:
     Proceeds from Long-Term Debt                 4,000,000                 --
     Payments of Long-Term Debt                   1,001,368)          (739,895)
     Payments of Capital Lease Obligations         (178,954)          (216,448)
     Payments of Subordinated Notes Payable          (1,339)          (234,390)
    [Decrease] Increase in Revolving Line of
      Credit                                      4,386,292         (2,317,031)
     Decrease in Restricted Cash                    852,000                 --
     Proceeds from Exercise of Warrants              31,290                 --
                                           ----------------     --------------

    Net Cash - Financing Activities               8,087,921         (3,507,764)
                                           ----------------     --------------

    Net Increase in Cash and Cash Equivalents       622,322            760,351

Cash and Cash Equivalents -
    Beginning of Years                            2,161,825          1,401,474
                                           ----------------     --------------

Cash and Cash Equivalents - End of Years    $     2,784,147     $    2,161,825
                                           ================     ==============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
                       Interest            $      1,179,533     $    1,118,540
                       Income Taxes        $        120,407     $       44,136



                                          Y e a r s   e n d e d
                                          --------------------
                                          O c t o b e r   3 1,
                                         --------------------
                                         1 9 9 6
                                        -------

Net Cash - Operating Activities - Forwarded                  $      (1,895,465)
                                                               ---------------

Net Cash - Investing Activities - Forwarded                         (1,423,533)
                                                                 ---------------

Financing Activities:
 Proceeds from Long-Term Debt                                      1,180,000
 Payments of Long-Term Debt                                      (2,083,476)
 Payments of Capital Lease Obligations                             (236,472)
                   Payments of Subordinated Notes Payable           (7,920)
                   [Decrease] Increase in Revolving Line of
                       Credit                                    3,687,448
                   Decrease in Restricted Cash                   1,544,646
                   Proceeds from Exercise of Warrants                  --
                                                                ----------

                   Net Cash - Financing Activities               4,084,226
                                                                 ---------

                   Net Increase in Cash and Cash Equivalents      765,228

Cash and Cash Equivalents -
                   Beginning of Years                            636,246
                                                                 -------

                    Cash and Cash Equivalents -
                      End of Years                      $     1,401,474
                                                        ===============

  Supplemental Disclosures of Cash Flow Information:
                     Cash paid during the years for:
                       Interest                       $        815,521
                       Income Taxes                   $         86,331

Supplemental Schedule of Non-Cash Investing and Financing Activities:
                In April 1996, management wrote-off an intangible asset with a carrying value of $197,986 and related debt in the amount of $168,528 in connection with an impaired contract.

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

               In July and August 1998, the Company incurred two capital leases obligations totaling $93,143 in connection with the acquisition of medical equipment.

[See Notes 7, 13, 16 and 21 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



[1] Organization and Business

Bio-Reference Laboratories, Inc. was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been in clinical laboratory operations, principally servicing the greater New York metropolitan area and providing specialty services throughout the United States. Bio-Reference Laboratories, Inc. and its wholly-owned subsidiary [the "Company"] markets its services directly to physicians, hospitals, clinics, and other health facilities.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The operations of GenCare Biomedical Research Corporation are included in operations from January 1, 1995 through September 30, 1997. The operations of Medilabs are included from April 9, 1998 onward.

Revenue Recognition - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are as follows:
                                    Y e a r s  e n d e d
                                   ---------------------
                                    O c t o b e r  3 1,
                                   ---------------------
                                   1 9 9 8          1 9 9 7          1 9 9 6
                                   ------          -------          -------

Gross Revenues            $  102,351,588        $ 80,462,096       $66,768,717
                         ---------------   --------------  ---------------
Contractual Adjustments
  and Discounts:
  Medicare/Medicaid Portion   33,064,535       23,090,659       18,620,485
                   Other      22,733,323       18,711,253       13,022,354
                              ---------------   --------------  ---------------

Total Contractual Adjustments
  and Discounts               55,797,858       41,801,912       31,642,839
                        ---------------   --------------  ---------------

  Net Revenues         $    46,553,730   $   38,660,184  $    35,125,878
                      ===============   ==============  ===============

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for doubtful accounts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $13,494,475, $8,564,436 and $5,357,096 as of October 31, 1998,
1997 and 1996, respectively.

Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market. Inventory consists primarily of clinical supplies.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

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

Net Income Per Share - Earning per share amounts for the years ended October 31, 1997 and 1996 have been restated to give effect to the application of Statement of Financial Accounting Standards No. 128 which was adopted by the Company in the current year. Basic EPS is based on average common shares outstanding and diluted EPS includes the effects of potential common stock, such as, options and warrants, if dilutive.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1998, management expects these assets to be fully recoverable.

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $820,226, $419,462 and $404,248 for the years ended October 31, 1998, 1997 and 1996, respectively.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3



[2] Summary of Significant Accounting Policies [Continued]

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 1998, 1997 and 1996 of $254,022, $203,490 and $209,211,
respectively.

Intangible Assets - Intangible assets are amortized using the straight-line method. The statements of operations reflect amortization expense related to intangible assets of $565,415, $566,366 and $420,427 for the years ended October 31, 1998, 1997 and 1996, respectively.

A summary is as follows:

Intangible Asset     Life in Years         Cost
----------------     -------------         ----
Customer Lists       20                              $2,469,202
Covenants Not-to-
  Compete          3 - 7.5                            1,200,000
Employment
  Agreement          5                                 400,000
Costs Related
  to Acquisitions 1 - 20                                454,976
Patent             17                                   156,005
                                               ----------------

                   Totals                            $4,680,183
                   ------                      ================


Intangible Asset   Life in Years             Cost
---------------    -------------             ----

Customer Lists           20                      $3,065,042
Covenants Not-to-
  Compete          5 - 7.5                        1,420,206
Employment
  Agreement               5                         400,000
Costs Related to
  Acquisitions       2 - 17                         236,178
Patent             17                               144,375
Other              17 - 20                            8,562
                                                      -----


                   Totals                            $5,274,363
                   ------                      ================


                                            Accumulated         Net of
                                           -----------         ------
                                           Amortization      Amortization
                                           ------------      ------------
                                             October 31,       October 31,
                                             -----------       -----------
Intangible Asset                              1 9 9 8           1 9 9 8
                                              --------           -------
Customer Lists                             $   620,143         $1,849,059
Covenants Not-to-Compete                       965,279            234,721
Employment Agreement                           366,669             33,331
Costs Related to Acquisitions                  205,260            249,716
Patent                                          15,683            140,322
                                      ----------------   ----------------

                   Totals             $      2,173,034   $      2,507,149
                   ------              ================   ================


                                        Accumulated         Net of
                                         -----------         ------
                                       Amortization      Amortization
                                      ------------      ------------
                                         October 31,       October 31,
                                         -----------       -----------
  Intangible Asset                         1 9 9 7           1 9 9 7
                                          --------           -------
Customer Lists                           $   518,731       $2,546,311
Covenants Not-to-Compete                     958,738            461,468
Employment Agreement                         286,666           113,334
Costs Related to Acquisitions                120,579            115,599
Patent                                         5,882            138,493
Other                                          1,374              7,188
                                                ----   ----------------


                   Totals           $      1,891,870   $      3,382,393

Advertising Costs -Advertising costs are expensed when incurred. Advertising costs amounted to approximately $819,000, $467,000 and , $344,000 and for the years ended October 31, 1998, 1997 and 1996, respectively.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had $1,843,186 and $1,307,278 in cash equivalents at October 31, 1998 and 1997, respectively.



BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4


[3] Note Payables - Banks

[A] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The certificate of deposit interest rate was 5% at October 31, 1998. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of October 31, 1997, the Company utilized $6,761,710 of this credit facility. As of October 31, 1998, the Company utilized $12,000,000 of this credit facility [See Note 13].

[B] On January 26, 1994, $3,352,000 was received for a demand note payable to Gotham Bank of New York. Interest is due at three percent above the bank's corporate savings account rate. As of October 31, 1998 and 1997, $-0- and $852,000 were outstanding on this note.

Prime rate at October 31, 1998 and 1997 was 8.0% and 8.5%, respectively.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 1998 and 1997 was 8.75% and 8.64%, respectively.

[4] Long-Term Debt
                                                       October 31,
                                                       -----------
                                                  1 9 9 8         1 9 9 7
                                                  -------         -------
[A] Note Payable to PNC Bank.  Due October 1999.
    Interest at prime plus 1.00%.                  $      86,424  $    194,761
[B] Notes Payable to PNC Bank.  Due July 2000.
    Interest at prime plus 1.00% and certificate
    of deposit rate plus 2%..                            315,259       610,255
[C] Note Payable to SmithKline Beecham Clinical
    Laboratories, Inc. Due January 1, 1999.
    Interest imputed at 8.25%.                               --        551,373
[D] Notes Payable to PNC Bank.  Due April 2002.
    Interest at prime plus 2% for the unsecured
    portion and prime plus 1.6% for the secured
    portion                                            3,600,000            --
    Note Payable to LTC Service and Holdings, Inc.
    Due April 2000.
    Interest imputed at 11.6%, unsecured.              1,323,667            --
    Notes Payable to Ford Motor Credit.
    Due October 1999.
    Interest ranging from 8.9% to 9.9% secured by
     vehicles.                                            23,890            --
    Various unsecured notes payables.
    Due November 1998.
    Interest ranging from 6% to 10.75%.                   15,057        95,175
    Sclavo, Inc. Payments dependent on collections
      received from customer list.  Interest at 10%,
      unsecured.                                         13,378        80,732
                                                 -------------    ------------

Totals                                                5,377,675     1,532,296
Less:  Current Maturities                             2,071,058       864,266
                                                 -------------  ------------

                   Long-Term Debt                 $   3,306,617  $    668,030
                   --------------                  =============  ============

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5



[4] Long-Term Debt [Continued]

[A] In June 1995, the Company entered into an agreement to borrow up to $400,000 to purchase equipment. During October 1995, the Company borrowed $394,756 under this agreement. The loan, which bears interest at an annual rate of prime + 1.25%, is due in monthly installments of $8,333 plus interest through October 1999. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender. In April 1998, the bank changed the rate of interest to prime plus 1.00%.

[B] In July 1996, the Company entered into an agreement to borrow $1,180,000. The original principal balance of $1,000,000 was not collateralized and has an interest rate of prime + 1.75%. The remaining original principal balance of $180,000 is collateralized by a certificate of deposit and bears interest at the certificate of deposit rate + 2%. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender. In April 1998, the bank changed the rate of interest on the balance not collateralized to prime plus 1.00%.

[C] In July 1996, the Company purchased certain assets and rights from SmithKline Beecham Clinical Laboratories, Inc. for a total purchase price of $1,800,000. At the closing, $1,200,000 was paid in cash and the $600,000 remaining balance is due in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. Interest was imputed at the prime rate. In October 1998, the Company settled a lawsuit with SmithKline and as a result the $600,000 of debt was canceled as was the related goodwill of approximately $550,000 was reversed.

[D] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. from LTC Service and Holdings, Inc. The purchase price consisted of $4,000,000 cash plus a $1,500,000 promissory note payable without interest in three semi-annual installments commencing April 1999. Interest was imputed at a rate of 11.6% on this note.

Also, in April 1998, the Company entered into an agreement to borrow the $4,000,000 deposit for this acquisition [See Note 16E]. The note is payable in forty-seven principal installments of $66,667 commencing May 1, 1998 and one final balloon payment. The unsecured portion of $2,000,000 bears interest at an annual rate of 10.25% to 10.5%. The secured portion of $2,000,000 bears interest at an annual rate of 9.85% to 10.10%. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3A] with the same lender.

Maturities of long-term debt at October 31, 1998 in each of the next five years are as follows:

1999               $ 2,071,058
2000                 1,306,617
2001                   800,000
2002                 1,200,000
2003                        --
                     ----------

Total              $ 5,377,675
-----               ==========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6



[5] Related Party Transactions

On October 1, 1989, an unsecured promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. As of October 31, 1998 and 1997, $187,118 and $214,118 was remaining on the note. This note is non-interest bearing and has no fixed terms.

[6] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                     October 31,
                                        ---------------------------------------
                                           1 9 9 8       1 9 9 7      1 9 9 6
                                            -------       -------      -------
U.S. Federal Statutory Rate                34.0  %       34.0  %       34.0  %
State and Local Income Taxes, Net of U.S.
     Federal Income Tax Benefit             9.0  %       10.0  %        8.0  %
Other                                     (11.1) %     (7.5)  %        3.1  %
Utilization of Net Operating Loss
  Carryforwards                           (37.0)  %     (41.0)  %    (37.0)%
                                           --------        ---------  ---------

                   Actual Rate           (5.1)    %      (4.5)  %        8.1%
                   -----------            ========        =========  =========

The provision for income taxes shown in the consolidated statements of operations consist of the following:

                                      October 31,
                         -------------------------------------------------
                            1 9 9 8          1 9 9 7          1 9 9 6
                            -------          -------          -------

Current:
     Federal              $       16,200   $       79,947   $       14,228
     State and Local              31,500           39,313           37,634

Deferred:
     Federal                    (68,000)         (204,000)             --
     State and Local            (18,000)          (54,000)             --
                          --------------   --------------   --------------

Total Provision for
  Income Taxes              $   (38,300)    $     (138,740) $      51,862
                            ===========     ==============  =============

For the year ended October 31, 1998, the Company utilized approximately $800,000 of net operating loss carryforwards which resulted in a tax benefit for federal and state purposes of approximately $300,000. For the year ended October 31, 1997, the Company utilized approximately $3,600,000 of net operating loss carryforwards which resulted in a tax benefit for federal and state purposes of approximately $1,450,000. For the year ended October 31, 1996, the Company utilized approximately $1,000,000 of net operating loss carryforwards which resulted in a tax benefit for federal and state purposes of approximately $350,000.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7

[6] Income Taxes [Continued]

At October 31, 1998, the Company had net operating loss carryforwards of approximately $4,550,000 for federal income tax purposes, which expire in years 2006 through 2009. In addition, the Company had net operating losses for state purposes. The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area. The following summarizes the operating loss carryforwards by year of expiration:

                          Federal          New Jersey           New York
                          -------          ----------           --------
Expiration Date           Amount             Amount              Amount
---------------           ------             ------              ------

2000                      $           --    $     2,120,000    $            --
2006                             450,000                 --             20,000
2007                           1,300,000                 --          1,300,000
2008                           2,400,000                 --          2,400,000
2009                             400,000                 --                 --
                          ---------------    ---------------    ---------------

            Total        $     4,550,000    $     2,120,000    $     3,720,000
             ----        ===============    ===============    ===============

At October 31, 1997, the Company has a deferred tax asset of approximately $2,200,000 and a valuation allowance of approximately $1,942,000 related to the asset, a decrease of $1,658,000 since October 31, 1996. The deferred tax asset primarily relates to net operating loss carryforwards.

At October 31, 1998, the Company has a deferred tax asset of approximately $2,000,000 and a valuation allowance of approximately $1,656,000 related to the asset, a decrease of $286,000 since October 31, 1997. The deferred tax asset primarily relates to net operating loss carryforwards.

[7] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value. In April 1993, the Board of Directors of the Company authorized the change of 604,078 shares from the preferred stock to a new class of Preferred Stock, called "Senior Preferred Stock" which has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock and for a period of ten years after issuance is convertible into one share of common stock upon payment of a conversion price of $1.50 per share. In April 1993, in order to facilitate a public offering contemplated by the Company, Dr. Grodman agreed to cancel his pro-rata option contained in his employment contract and to cancel other outstanding options and warrants to purchase 604,078 shares of Common Stock at prices ranging from $1.45 to $1.50 per share, in consideration for the issuance of 604,078 shares of Senior Preferred Stock. These shares of Senior Preferred Stock were issued in August 1993. On May 13, 1997, pursuant to a recapitalization, the Senior Preferred Stock was retired in exchange for a new class of Series A Senior Preferred Stock. The new Series A Senior Preferred Stock is convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights [one vote per share], dividend rights and liquidation as each share of common stock.

Holders of the Company's common stock are entitled to one vote per share on matters submitted for shareholder vote. Holders are also entitled to receive dividends ratably, if declared. In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8


[7] Capital Transactions [Continued]

[A] Preferred Stock and Common Stock [Continued] - In March 1998, the Board of Directors of the Company authorized the creation of Series A Junior Participating Preferred Stock. Holders of each share of this Junior Preferred Stock will be entitled to 10,000 votes on all matters submitted to a vote of the stockholders of the Company. Holders are also entitled to receive dividends immediately after dividends are declared on common stock of the Company. Upon any liquidation dissolution or winding up of the Company, no distribution shall be made to the holders of Series A Junior Participating Preferred Stock unless, the holders of shares of Series A Junior Participating Preferred Stock shall have received $10,000 per share, plus an amount equal to accrued and unpaid dividends and distributions whether or not declared, to the date of such payment. Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Junior Participating Preferred Stock unless the holders of shares of Common Stock shall have received an amount per share as defined in the 1998 Rights Agreement. In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences.

[B] Acquisition Transactions - (i) On January 1, 1995, the Company acquired GenCare Biomedical Research Corporation ["GenCare"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common and preferred stock of GenCare was acquired for an aggregate 444,585 shares of the Company's common stock. An aggregate 133,333 shares were being held in escrow pending certain required collections from GenCare customers. The fair market value of the 311,252 shares issued immediately was $1,634,074 on the date of the closing. During 1996, 42,413 shares held in escrow were released when collection requirements were met. During 1997, the remaining 90,920 shares held in escrow were released and an additional 54,096 shares were issued due to a decrease in the market price of the common stock [See Note 21].

(ii) On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998.

(iii) On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes, totaling $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock were held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. During 1998 and 1997, an aggregate 23,611 and 21,944 shares respectively were released from escrow when collection requirements were met. The remaining shares of 27,133 are to be canceled.

[C] Equity Transactions for Services - The Company issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided. In November 1995, the Company issued 4,000 shares of common stock in payment of a finders fee. In December 1995, the Company issued 4,745 shares of common stock in lieu of payment of an invoice for $17,199.

In May 1997, the Company issued 815,000 shares of common stock and warrants to purchase 58,534 shares of the Company's common stock at a price of $.71875 in connection with employment and consulting agreements and a two year extension on a loan agreement [See Note 9]. Included in the 815,000 shares issued were 740,000 shares to three officers of the Company. The shares are forfeitable in part in various amounts if the employee's employment is terminated "for cause" or at his option "without good reason" prior to May 1, 2000.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9


[8] Income Per Share

                                  For the Year Ended October 31, 1998
                           ----------------------------------------------------
                                                                      Per Share
                                                                        -------
                                          Income         Shares         Amount
                                           ------        ------         ------
Basic EPS:
----------
Income Available to Common
  Stockholders                            $     596,583   7,196,299    $.08

Effect of Dilutive Securities:
------------------------------
   Convertible Preferred Stock                --            278,137
   Warrants/Options                           --            492,568
                                              -----     --------------     ----

Diluted EPS:
------------
Income Available to Common Stockholders
  Plus Assumed Conversions          $      596,583        7,967,004     $   .07
                                   --------------     --------------     -----

Warrants and options to purchase 5,448,339 shares of common stock at $3.00 to $6.75 per share were outstanding at October 31, 1998 but were not included in the computation of diluted EPS because the exercise price of these items was greater than the average market price of the common shares. These securities could potentially dilute earnings per share in the future. Warrants to purchase 5,253,339 shares of common stock expire in November 1998.

                                     For the Year Ended October 31, 1997
                               ------------------------------------------------
                                                                     Per Share
                                                                     ---------
                                 Income             Shares             Amount
                                 ------             ------             ------
Basic EPS:
----------
Income Available to Common
  Stockholders                $     3,199,915         6,685,155    $ .48

Effect of Dilutive Securities:
------------------------------
   Convertible Preferred Stock            --            244,108
   Warrants/Options                       --            450,650
                           --------------     --------------     ---------

Diluted EPS:
------------
Income Available to Common
  Stockholders
  Plus Assumed Conversions  $  3,199,915          7,379,913     $          .43
                            --------------     --------------     --------------

Warrants and options to purchase 5,651,673 shares of common stock at $1.50 to $6.75 per share were outstanding at October 31, 1997 but were not included in the computation of diluted EPS because the exercise price of these items was greater than the average market price of the common shares. These securities could potentially dilute earnings per share in the future.

                                   For the Year Ended October 31, 1996
                         ----------------------------------------------------
                                                                     Per Share
                                                                     ---------
                                  Income             Shares             Amount
                                  ------             ------             ------
Basic EPS:
----------
Income Available to Common
  Stockholders                   $     591,958            6,166,156      $.10

Effect of Dilutive Securities:
------------------------------
   Convertible Preferred Stock              --            255,572
      Warrants/Options                      --            461,196
                                --------------     --------------     ----------

Diluted EPS:
------------
Income Available to Common
  Stockholders
  Plus Assumed Conversions     $      591,958          6,882,924     $       .09
                               --------------     --------------     ----------

Warrants and options to purchase 5,712,675 shares of common stock at $2.63 to $6.75 per share were outstanding at October 31, 1996 but were not included in the computation of diluted EPS because the exercise price of these items was greater than the average market price of the common shares. In addition, convertible debt which is convertible into 44,901 shares of common stock for an exercise price of $5.25 per share was not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock. These securities could potentially dilute earnings per share in the future.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10

[9] Stock Options and Warrants

[A] Employment Incentive Stock Options - In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock. Under the terms of its stock option plans, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. These stock options are exercisable up to ten years from the date of grant. At October 31, 1998 and 1997, there were 12,291 and 8,957 shares reserved for future grants under the plan. No stock appreciation rights have been granted. In May 1997, the Company's board of directors approved the cancellation of all of outstanding employee stock options for new options at an exercise price of $.71875 which reflected fair market value. Following is a summary of transactions:

                                                             Weighted Average
                                                                ----------------
                                              Shares Under        Exercise Price
                                             ------------        ---------------
                                               Options             Per Share
                                               -------             ---------

Outstanding at October 31, 1995                 482,004             $    .72
Granted During the Year                              --                 --
Expired During the Year                              --                 --
Exercised During the Year                            --                 --
                                         -------------             --------

Outstanding and Eligible for
  Exercise at October 31, 1996                 482,044                  $ .72
                   ---------------------------------------------------------

Granted During the Year                        210,000                  .76
Expired During the Year                        (34,334)                 .72
Exercised During the Year                           --                   --
                                         -------------             --------

Outstanding and Eligible for
  Exercise at October 31, 1997                 657,710                $ .73
                   ---------------------------------------------------------

Granted During the Year                             --                   --
Expired During the Year                         (3,334)                 .72
Exercised During the Year                       (8,334)                 .72
                                           ------------             --------

Outstanding and Eligible for Exercise
  at October 31, 1998                          646,042               $ .73
                                         =============         ========

                                       Outstanding and Exercisable Options
                                 ----------------------------------------------
                                                     Weighted
                                                     --------
                                                     Average
                                                     -------
                               Number of        Remaining      Weighted Average
                               ---------        ---------      ----------------
                              Shares Under      Contractual       Exercise Price
                               -----------      -----------       --------------
Exercise Price Range              Option            Life              Per Share
--------------------              ------            ----              ---------

$.71875 to $.790625 Per Share        646,042          9 Years     $         .73

The weighted average grant date fair value of options granted during the year ended October 31, 1997 was $.2486 per share.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for stock-based employee compensation awards was $-0- for the years ended October 31, 1998, 1997 and 1996.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11



[9] Stock Options and Warrants [Continued]

[B] Non Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. Included in the outstanding warrants are publicly-owned warrants to purchase 5,015,841 shares of common stock sold in the Company's 1993 public offering which expired in 1998. The following is a summary of transactions:

                                                                      Weighted
                                                                      --------
                                                Shares Under           Average
                                                ------------           -------
                                                Options         Exercise Price
                                                -------         --------------
                                                and Warrants          Per Share
                                                ------------          ---------

Outstanding and Eligible for
  Exercise at October 31, 1995                    6,089,047            $ 4.65
------------------------------

Granted During the Year                              40,000              3.00
Expired During the Year                            (106,667)             1.79
Exercised During the Year                                --                --
                                             --------------          --------

Outstanding and Eligible for
  Exercise at October 31, 1996                    6,022,380            $ 4.63
------------------------------

Granted During the Year                             381,300               .72
Expired During the Year                            (584,871)             1.45
Exercised During the Year                                --                --
                                              --------------          --------

Outstanding and Eligible for
  Exercise at October 31, 1997                    5,818,809               4.71
 -----------------------------

Granted During the Year                                  --                --
Expired During the Year                            (206,668)             5.00
Exercised During the Year                           (35,200)              .72
                                              --------------          --------

Outstanding and Eligible for
  Exercise at October 31, 1998                     5,576,941           $ 4.73
------------------------------                ==============         ========

During the year ended October 31, 1996, 40,000 shares under warrants were granted to two non-employees. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6.8%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 50.75%. Dividends are not expected to be available to shareholders during the expected life of the warrants. The fair value of these warrants of $27,200 [$.68 per share] has been accounted for as deferred compensation for the year ended October 31, 1996 and is being expensed over the term of the agreement, 5 years. Total compensation expense recognized against income for this deferred compensation was $5,440, $5,440 and $4,983, respectively for the years ended October 31, 1998, 1997 and 1996.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12



[9] Stock Options and Warrants [Continued]

[B] Non Incentive Stock Options and Warrants [Continued] - During the year ended October 31, 1997, 35,200 shares under warrants were granted to three non-employees and 23,334 shares under warrants were canceled for new warrants at a price of $.71875 which represents fair market value at the time of grant. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 84.09%. Dividends are not expected to be available to shareholders during the expected life of the warrants. The fair value of these options issued in May of 1997 of $13,423 [$.2486 per share] has been accounted for as deferred compensation for the year ended October 31, 1997 and is being expensed over the term of the agreements. Total compensation expense recognized against income for this deferred compensation was $2,848 and $2,254, respectively, for the years ended
October 31, 1998 and 1997.

During the year ended October 31, 1997, 346,100 shares under options were granted to employees. The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for employee nonincentive stock option and warrants was $-0- for the years ended October 31, 1998, 1997 and 1996.

                              Outstanding and Exercisable Options and Warrants
                             -------------------------------------------------
                                                 Weighted
                                                 --------
                                 Number of        Average
                                ---------         -------
                              Shares Under       Remaining      Weighted Average
                               ------------      ----------      -------------
                               Options and      Contractual       Exercise Price
                                -----------      -----------       ----------
Exercise Price Range            Warrants          Life              Per Share
--------------------            --------          ----              ---------

Warrants -$4.50 Per Share       3,789,175      Expires 11/98             $4.50
Warrants - $6.75 Per Share      1,226,666      Expires 11/98             $6.75

Options - $.71875 Per Share       366,100         6 Years      $       .72
Options - $3.00 Per Share          20,000         2 Years      $      3.00
Options - $4.125 to $4.75
  Per Share                       175,000         1 Year       $      4.21
                             -------------

                                5,576,941
                            =============

These warrants and options have weighted average remaining contractual lives of less than one year. The weighted average grant date fair value of options granted during the year ended October 31, 1997 was $.2486 per share.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13

[9] Stock Options and Warrants [Continued]

[A] and [B] Pro Forma - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 646,042 shares under employee incentive stock options and 346,100 shares under employee nonincentive stock options and warrants for the years ended October 31, 1998 and 1997, net income and earnings per share would have been as follows:

                             1 9 9 8          1 9 9 7            1 9 9 6
                             -------          -------            -------
Net Income:
  As Reported                $      596,583   $   3,199,915    $       591,958
                             ==============   =============    ===============

  Pro Forma                  $      596,583   $   2,950,000    $       591,958
                             ==============   =============    ===============

Basic Earnings Per Share:
  As Reported                $          .08   $         .48    $           .10
                             ==============   =============    ===============

  Pro Forma                  $          .08   $         .44    $           .10
                             ==============   =============    ===============

Diluted Earnings Per Share:
  As Reported                $          .07   $         .43    $           .09
                             ==============   =============    ===============

  Pro Forma                  $          .07   $         .40    $           .09
                             ==============   =============    ===============

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

      Risk-Free                                      Expected         Expected
      ---------                                      --------         --------
      Interest Rate            Expected Life          Volatility      Dividends
      -------------            -------------          ----------      ---------

      6%                     1 Year               84.09%                  None

[10] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years. At October 31, 1998, the aggregate minimum commitment under these contracts and agreements, excluding commissions, was approximately as follows:

October 31,
-----------

                   1999                           $     1,013,333
                   2000                                   943,333
                   2001                                   880,000
                   2002                                   859,000
                   2003                                   395,000
                   Thereafter                             395,000
                                                  ---------------

                   Total                          $     4,485,666
                   -----                          ===============

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, four employment agreements which provide for annual aggregate minimum commitments of approximately $436,000 have no termination dates.BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14


[10] Employment Contracts and Consulting Agreements [Continued]

The Company pays premiums on life insurance policies for three key officers. In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their policies. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company. At October 31, 1998 and 1997, $567,769 and $446,903 is included in other assets which represents the amount of premiums paid to date. At October 31, 1998 and 1997, cash surrender values on these policies were in excess of amounts receivable.

[11] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in 2002 as follows:

                                                October 31,
                                                -----------
                                         1 9 9 8           1 9 9 7
                                         -------           -------
Medical Equipment                       $   1,168,027         $654,479
Furniture and Fixtures                         11,565           11,565
                                        -------------   --------------

Totals                                      1,179,592          666,044
Less: Accumulated Depreciation                461,259          262,979
                                        -------------   --------------

                   Net                  $     718,333   $      403,065
                   ---                  =============   ==============

Depreciation expense on assets under capital leases was $198,280, $83,853 and $106,191 for the years ended October 31, 1998, 1997 and 1996, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
-----------
October 31,
-----------
                   1999                                           $286,090
                   2000                                            221,212
                   2001                                            156,707
                   2002                                             57,376
                   2003                                             17,509
                   Thereafter                                           --
                                                           ---------------

                   Total                                           738,894
                   Less:  Interest                                 108,687
                                                           ---------------

                     Present Value of Minimum
                       Lease Payments                             $630,207
                     ------------------------              ===============

[12] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1998 to 2004. Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 1998, 1997 and 1996 was $2,180,112, $1,796,839 and $1,850,085, respectively.
There were no contingent rental amounts due through October 31, 1998.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15



[12] Commitments and Contingencies [Continued]

Aggregate future minimum rental payments on noncancelable operating leases are as follows:

                                                   Property           Equipment
                                                   --------           ---------
October 31,
-----------
                   1999                           $    629,018       $639,965
                   2000                                524,590        527,709
                   2001                                423,665        317,631
                   2002                                401,226        106,356
                   2003                                380,389         16,528
                   Thereafter                          137,280             --
                                               ---------------    -----------

                     Totals                    $     2,496,168    $   1,608,189
                     ------                     ===============    ============

[13] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. I,400n the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has already been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement pursuant to which the Company purchased certain assets from SBCL and claims unspecified amounts of compensatory and punitive damages and related costs. As a result of its allegations against SBCL, the Company did not make any payments with respect to the $600,000 note payable. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company canceled the $600,000 note payable as well as the related goodwill of approximately $550,000. The settlement was subject to the consent of the Company's principal lending bank which consent was received in January 1999.

[14] Insurance

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16


[15] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 1998, the Company had approximately $6,545,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits. Approximately $3,680,000 of this amount represents collateral for demand loans with the same financial institution. [See restricted certificates of deposit on consolidated balance sheet].

At October 31, 1997, the Company had approximately $6,320,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits. Approximately $4,532,000 of this amount represents collateral for demand loans with the same financial institutions [See restricted cash and certificates of deposit on consolidated balance sheet].

[B] Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

[16] Acquisitions

[A] On November 7, 1995, the Company acquired Oncodec Labs, Inc. in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of Oncodec Labs, Inc. was acquired for a maximum of 40,000 shares of the Company's common stock. At the closing, the stockholders of Oncodec Labs, Inc. received 10,000 shares and the additional 30,000 shares will be issued contingent upon receipts obtained through December 31, 1998. As of October 31, 1998, no additional shares have been issued. During 1996, Oncodec Labs, Inc. was dissolved and is now part of the operations of the Company.

[B] On November 10, 1995, the Company acquired Community Medical Laboratories ["CML"] in a business combination accounted for under the purchase method of accounting. All of the issued and outstanding common stock of CML was acquired for an aggregate 72,688 shares of the Company's common stock. In addition, CML delivered CML notes totaling an aggregate $399,958 including accrued interest through October 31, 1995 in exchange for an aggregate $200,174 in principal amount of the Company's debentures. The 72,688 shares of the Company's stock were held in escrow pending certain required collections from CML customers. In addition, the Company entered into a five year employment agreement for an annual salary of $60,000 contingent on revenue received from specified draw stations. During 1996, CML was dissolved and is now part of the operations of the Company.

[C] In May 1996, the Company acquired certain assets and rights of Advanced Medical Laboratory, Inc. ["AML"] for a maximum amount of $612,000 of which $180,000 was paid at closing. The remaining maximum balance of $432,000 is payable over a three year period solely out of cash collected on customer list revenues.

[D] On July 19, 1996, the Company completed the purchase from SmithKline Beecham Clinical Laboratories, Inc. ["SBCL"] of certain assets and rights, including the Customer List related to SBCL's operation of its Renal Dialysis Testing Business. The purchase price was $1,800,000 of which $1,200,000 was paid at the closing. The $600,000 balance is payable in 24 consecutive monthly installments of $25,000 commencing January 1, 1997. At the closing, SBCL agreed for a three year period commencing no more than 120 days after the closing, to cease performing renal dialysis clinical laboratory testing services for renal dialysis centers or other entities which provide diagnosis and/or treatment to dialysis patients [See Notes 4C and 13]. BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #17



[16] Acquisitions [Continued]

[E] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ["MLI"] from LTC Service and Holdings, Inc. ["Holdings"], a wholly-owned subsidiary of Long-Term Care Services, Inc. ["LTC"]. The acquisition was effective April 9, 1998 for accounting purposes and is being accounted for under the purchase method. The operations of Medilabs, Inc. are included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing [including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business] and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid MLI obligations of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which will continue to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,500,000 in additional payments to be made by the Company if certain revenues are realized by MLI after the closing which may result in the recording of additional goodwill. Goodwill of approximately $4,600,000 will be amortized over 20 years under the straight line method.

                                   Assets Acquired and Liabilities Assumed
                                   ---------------------------------------

Cash in Banks                                             $    86,400
Accounts Receivable [Net]                                   2,306,100
Other Assets                                                  393,800
Fixed Assets                                                1,465,300

Accounts Payable                                           (2,632,100)
Accrued Expenses                                             (629,700)
Debt                                                         (452,927)
                                                       ---------------

                   Net Assets                         $       536,873
                   ----------                         ===============

The unaudited pro-forma results of operations of the Company for the year ended October 31, 1998 and 1997 assumes the acquisition had occurred at the beginning of the periods.

                                                   Years Ended
                                                   -----------
                                                    October 31,
                                                   ------------
                                            1 9 9 8            1 9 9 7
                                            -------            -------

Net Revenue                                $    52,106,280       $ 53,419,105
Net Income [Loss]                          $       559,475       $(7,533,864)
Net Income [Loss] Per Common Share         $           .08    $         (1.13)
Net Income [Loss] Per Common Share -
                   Assuming Dilution       $           .07    $            --

The pro-forma results reflect amortization of goodwill and other intangible assets. The unaudited pro forma information is not necessary indicative of the actual results of operations, had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #18




[17] Fair Value of Financial Instruments

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

                                      O c t o b e r  3 1,
                          ------------------------------------------------------
                               1 9 9 8                        1 9 9 7
                          ------------------------------------------------------
                          Carrying        Fair          Carrying         Fair
                          --------        ----          --------         ----
                          Amount          Value         Amount          Value
                          ------          -----         ------          -----

Long-Term Debt          $  3,306,617   $  3,306,617      $ 668,030     $666,755
Capitalized Lease
  Obligations           $    400,975   $    381,637      $ 252,572     $248,942

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 5].

[18] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $35,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess.

[19] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service. The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 1998, 1997 and 1996, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.

[20] Certificates of Deposit-Restricted

At October 31, 1998 and 1997, the Company had $3,680,000 of restricted certificates of deposit, which represent collateral for the revolving loan agreement and a long-term debt agreement. At October 31, 1997, the Company also had $852,000 of restricted cash related to a long term debt agreement [See Notes 3 and 4].

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #19



[21] Non-recurring Gain on Sale of Intangible Assets

On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" tradename and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a noncompletion agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 and $333,900 during October 31, 1997 and 1998, respectively, related to this sale. The $700,000 in contingent receivables were included in the calculation of gain on this sale for the year ended October 31, 1998 when target revenues were reached [See Note 7B].

[22] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In February 1998, the FASB issued SFAS No. 132, "Employers Disclosure about Pension and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15,1997. The modified disclosure requirements are not expected to have a material impact on the Company's results of operations, financial position or cash flows.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company will evaluate the new standard to determine any required new disclosures or accounting.

[23] Subsequent Events

On November 23, 1998, the Company's outstanding publicly owned Class A Redeemable Warrants and Class B Redeemable Warrants expired [See Note 9].




             .   .   .   .   .   .   .   .   .   .INDEPENDENT AUDITOR'S REPORT
To the Board of Directors and Stockholders of
                   Bio-Reference Laboratories, Inc.
                   Elmwood Park, New Jersey



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






                                                 MOORE STEPHENS, P. C.
                                                 Certified Public Accountants.
Cranford, New Jersey
January 22, 1999

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996.



                             (a)                                           (b)             (c)              (d)             (e)

                   Balance at      Charged to       Deductions        Balance
                   ----------      ----------       ----------        -------
                   Beginning       Cost and       To Valuation       at End
                   ---------       ---------      ------------       ------
Description        of Period       Expenses         Accounts        of Period
-----------        ---------       --------         --------        ---------


Year Ended October 31, 1998
  Allowance for
  Doubtful Accounts
  and Contractual
  Credits             $  8,564,436  $  72,137,649  $  (67,207,610)   $13,494,475
                    ==============  ===============  =============  ==========

Year Ended October 31, 1997
 Allowance for
 Doubtful Accounts
 and Contractual
 Credits            $   5,357,096   $  47,593,419  $ (44,386,079) $8,564,436
                    ==============  =============  ============== ==========
Year Ended October 31, 1996
 Allowance for Doubtful
 Accounts and Contractual
 Credits            $   2,569,125   $   35,928,646  $(33,140,675) $5,357,096
                   ==============  ===============  ============= ==========