Form 10-Q
period 1999-01-19
BIO REFERENCE LABORATORIES INC
filed 1999-03-22
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1999
                               ----------------
                                       AND

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,222,910 shares of Common Stock ($.01 par value) at March 17, 1998.

                        BIO-REFERENCE, LABORATORIES, INC.
                        ---------------------------------
                                    FORM 10-Q
                                    ---------
                                JANUARY 31, 1999
                                ----------------



                                    I N D E X
                                    ---------
                                                            Page


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements
          Balance Sheets as of January 31, 1999 (unaudited)
            and October 31, 1998                                       1

          Statements of Operations for the
                three months ended January 31, 1999 and January 31,
           1998 (unaudited)                                            3

          Statements of Cash Flows for the
                three months ended January 31, 1999 and January 31,
           1998 (unaudited)                                            4

          Notes to financial statements                                6



   Item 2.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          8


PART II.   OTHER INFORMATION                                           9


   Item 6.     Exhibits and Reports on Form 8-K

   Signatures                                                         10
                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                                 BALANCE SHEETS
                                 ---------------
                                     ASSETS
                                     ------

                                                     January 31,    October 31,
                                                     -----------    -----------
                                                         1999          1998
----------------------
                                                     (Unaudited)
                                                      ----------
CURRENT ASSETS:
--------------
  Cash and Cash Equivalents                         $2,298,164      $2,784,147
  Accounts Receivable (Net)                       21,748,133      20,749,696
  Inventory                                          582,979         587,101
  Other Current Assets                             1,629,995       1,444,867
 Certificates of Deposit- Restricted               3,646,250       3,646,250
                                                    --------        --------
    TOTAL CURRENT ASSETS                            $29,905,521     $29,212,061
                                                    --------        --------

  PROPERTY, PLANT AND EQUIPMENT                     $4,295,092      $4,243,464
    LESS:  Accumulated Depreciation                2,286,483       2,022,928
                                                    --------        --------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                         $2,008,609      $2,220,536
                                                    --------        --------

OTHER ASSETS:
   Certificate of Deposit - Restricted              $ 33,750        $ 33,750
   Due from Related Party                            181,718         187,118
   Deposits                                          260,207         303,354
   Goodwill (Net of Accumulated
    Amortization of $1,336,821
    $1,248,029 respectively)                       5,657,809       5,746,601
   Deferred Charges (Net of Accumulated
    Amortization of $2,286,232 and
    $2,173,034 respectively)                       2,393,951       2,507,149
      Other Assets                                   594,122         567,769
                                                    --------        --------

   TOTAL OTHER ASSETS                               $9,121,557      $9,345,741
                                                    --------        --------

   TOTAL ASSETS                                     $41,035,687     $40,778,338
                                                    ========        ========


The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        ---------------------------------
                                 BALANCE SHEETS
                                 ---------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    -----------------------------------------

                                                     January 31,    October 31,
                                                     -----------    -----------
                                                         1998          1997
----------------------
                                                     (Unaudited)
                                                    ------------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                                  $4,207,452      $$
4,379,961
  Salaries and Commissions Payable                   809,967       1,367,785
  Accrued Expenses                                   635,721         625,814
  Current Portion of Long-Term Debt                2,098,472       2,071,058
  Current Portion of Leases Payable                  201,923         229,232
  Notes Payable                                   13,205,524      12,000,000
  Taxes Payable                                      391,051         173,962
                                                    --------        --------
    TOTAL CURRENT LIABILITIES                       $21,550,110     $20,847,812
                                                    --------        --------

LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt (Net of Discount)
2,969,1683,306,617
  Long-Term Portion of Leases Payable                373,713         400,975
                                                    --------        --------

        TOTAL LONG-TERM LIABILITIES                 $3,342,881      $3,707,592
                                                    --------        --------

SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                     $     --        $     --
 Series A Senior Preferred Stock, $.10 Par Value;
    Authorized Issued and
    Outstanding 604,078 shares                        60,408          60,408
 Series A - Junior Participating Preferred Stock,
    $.10 Par Value, Authorized 3,000 Shares;
  Common Stock, $.01 Par Value;
    None Issued                                     $     --        $     --
    Authorized 18,333,333 shares,
    Issued  and Outstanding 7,222,910 shares
    in January 31, 1999 and 7,212,910 shares in
    October 31, 1998                                  72,229          72,129

  Additional Paid-In Capital                      23,007,915      22,998,015

  Accumulated [Deficit]                          (6,742,727)     (6,634,985)
                                                    --------        --------
  Totals                                            $16,397,825     $16,495,567
  Deferred Compensation                            (255,129)       (272,633)
                                                    --------        --------

    TOTAL SHAREHOLDERS' EQUITY                      $16,142,696     $16,222,934
                                                    --------        --------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                             $41,035,687     $40,778,338
                                                    ========        ========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                         -------------------------------
                            STATEMENTS OF OPERATIONS
                            -------------------------
                                  [UNAUDITED]
                                   -----------

                                                           Three months ended
                                                           -------------------
                                                               January 31,
                                                                 --------
                                                  1 9 9 9        1 9 9 8
                                                  -------        -------
NET REVENUES:                                     $12,640,484  $8,936,424
------------   --------------

COST OF SERVICES:
----------------
    Depreciation                                  $219,446     $103,245
    Employee Related Expenses                  3,334,378     2,003,239
    Reagents and Lab Supplies                  1,615,287     1,061,348
    Other Cost of Services                     2,037,361     1,331,278
                                                  ------       -------

      TOTAL COST OF SERVICES                      $7,206,471   $4,499,110
                                                  ------       -------

GROSS PROFIT ON REVENUES                          $5,434,012   $4,437,314

GENERAL AND ADMINISTRATIVE EXPENSES:

  Depreciation and Amortization                   $246,100     $154,567
  Other General and Admin. Expenses            3,689,604     2,866,135
  Bad Debt Expense                             1,282,092     1,241,210
                                                  ------       -------

      TOTAL GENERAL AND ADMIN. EXPENSES           $5,217,796   $4,261,912
                                                  ------       -------

  OPERATING INCOME                                $216,216     $175,402

OTHER (INCOME) EXPENSES:

  Interest Expense                                $403,095     $205,316
  Interest Income                               (79,138)      (78,624)
                                                  ------       -------

          TOTAL OTHER EXPENSES - NET              $323,957     $126,692
                                                  ------       -------

INCOME BEFORE TAX                              (107,741)       $48,710

  Provision for Income Taxes                      $   --       $10,717
                                                  ------       -------

NET INCOME                                     (107,741)       $37,993
                                                  =====        =======

NET INCOME PER SHARE:                             $    (.01)   $       .01

NUMBER OF SHARES:                              7,206,299     6,685,155

NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION:  $(.01)       $   .01

NUMBER OF SHARES:                              7,977,004     7,379,913

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                       ----------------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   [UNAUDITED]
                                   ----------

                                                            Three months ended
                                                                 --------------
                                                                  January 31,
                                                                 -----------
                                                     1 9 9 9       1 9 9 8
                                                    --------       -------
OPERATING ACTIVITIES:
   Net Income (Loss)                              $(107,741)     $  37,993
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                             17,504        17,526
    Depreciation and Amortization                    465,545       257,812
     Provision for Bad Debts                       1,282,092     1,241,210
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                           (280,529)   (2,051,100)
     Other Assets                                     48,547        22,713
     Prepaid Expenses and Other Current Assets     (181,006)     (289,338)
     Deferred Charges and Goodwill                        --       (4,375)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities      (496,684)     (432,751)
                                                  ---------      --------

           NET CASH - OPERATING ACTIVITIES        $(1,252,272)   $(1,200,310)

INVESTING ACTIVITIES:
   Acquisition of Equipment and
     Leasehold Improvements                       $ (51,628)     $(118,757)


FINANCING ACTIVITIES:
   Payments of Long-Term Debt                     $(333,036)     $(138,487)
   Payments of Capital Lease Obligations            (54,571)      (21,435)
   Payments of Subordinated Notes Payable                 --       (1,339)
   Increase in Revolving Line of Credit            1,205,524     1,506,303
                                                  ---------      --------

          NET CASH - FINANCING ACTIVITIES         $  817,917     $1,345,042
                                                  ---------      --------

    NET INCREASE (DECREASE) IN CASH               $(485,983)     $  25,975

    CASH AT BEGINNING OF PERIODS                  $2,784,147     $2,161,825
                                                  ---------      --------

    CASH AT END OF PERIODS                        $2,298,164     $2,187,800
                                                  ==========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                     $  404,751     $ 204,048
     Income Taxes                                 $   15,682     $ 192,150

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

In May 1997, the Company issued 815,000 shares of common stock and warrants to purchase 58,534 shares of the Company's common stock at a price of $.71875 in connection with employment and consulting agreements and a two year extension on a loan agreement. Included in the 815,000 shares issued were 740,000 shares to three officers of the Company. The shares are forfeitable in part in various amounts if the employee's employment is terminated "for cause" or at his option "without good reason" as therein defined prior to May 1, 2000.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement pursuant to which the Company purchased certain assets from SBCL and claims unspecified amounts of compensatory and punitive damages and related costs. As a result of its allegations against SBCL, the Company did not make any payments with respect to the $600,000 note payable. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company cancelled the $600,000 note payable as well as the related goodwill of approximately $550,000.

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

                                   Assets Acquired and Liabilities Assumed
                                   ---------------------------------------

Cash in Banks                                   $  86,400
Accounts Receivable [Net]                       2,306,100
Other Assets                                      393,800
Fixed Assets                                    1,465,300

Accounts Payable                              (2,632,100)
Accrued Expenses                                (629,700)
Debt                                            (452,927)
                                                --------

           Net Assets                           $ 536,873
                                                =========

The unaudited pro-forma results of operations of the Company for the year ended October 31, 1998 and 1997 assumes the acquisition had occurred at the beginning of the periods.


                                                     Years Ended
                                                     -----------
                                                     October 31,
                                                     -----------
                                                  1 9 9 8    1 9 9 7
                                                  -------    -------
Net Revenue                                     $52,106,280 $53,419,105
Net Income [Loss]                               $ 559,475   $(7,533,864)
Net Income [Loss] Per Common Share              $     .08   $ (1.13)
Net Income [Loss] Per Common Share -
           Assuming Dilution                    $     .07   $     --


The pro-forma results reflect amortization of goodwill and other intangible assets. The unaudited pro forma information is not necessary indicative of the actual results of operations, had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.

In January 1999, the Company issued 10,000 shares to an employee for services rendered.





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.


                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented.
[2] The results of operations for the nine month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the entire year.
[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1998 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

                                Three Months Ended
                                      Jan 31
                                 1999         1998
                                 ----         ----
                               $15,708,22    $10,200,640

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $11,742,488 at January 31, 1999 and $9,116,310 at January 31, 1998.

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

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of October 31, 1998, management expects these assets to be fully recoverable.

[13] The Company, at times, issues shares of common stock in payment for services rendered to the Company. The estimated fair value of the shares issued approximates the value of the services provided.

[14] Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

[15] At October 31, 1997, the Company had a deferred tax asset of approximately $2,000,000 and a valuation allowance of approximately $1,656,000 related to the asset, a decrease of $ 286,000 October 31, 1997. The deferred tax asset primarily relates to net operating loss carry forwards.

[16] At January 31, 1999, the Company had $3,680,000 of restricted cash which represents collateral for three demand notes issued pursuant to bank loans.

[17] At July 31, 1999, the Company had $6,973,871 in cash in excess of the federally insured limits, however $ 3,680,000 of this amount represents collateral for demand loans with the same banks.

[18] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 1999 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with
the covenant provisions of this agreement.   As of January 31, 1998, $13,471,978
was outstanding pursuant to this facility.

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

[20] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

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

[21] On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997. In August 1998, the Company was advised by the purchaser that the target revenues had been achieved.

[22] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition will be effective April 9, 1998 for accounting purposes. The operations of MLI will be included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

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


                                   Assets Acquired and Liabilities Assumed
                                  ----------------------------------------
Cash in Banks                                   $  86,400
Accounts Receivable [Net]                       2,306,100
Other Assets                                      393,800
Fixed Assets                                    1,465,300

Accounts Payable                              (2,632,100)
Accrued Expenses                                (629,700)
Debt                                            (452,927)
                                                --------
           Net Assets                           $ 536,873
                                                =========

The unaudited pro-forma results of operations of the Company for the year ended October 31, 1998 and 1997 assumes the acquisition had occurred at the beginning of the periods.

                                                     Years Ended
                                                     -----------
                                                     October 31,
                                                     -----------
                                                  1 9 9 8    1 9 9 7
                                                  -------    -------

Net Revenue                                     $52,106,280 $53,419,105
Net Income [Loss]                               $ 559,475   $(7,533,864)
Net Income [Loss] Per Common Share              $     .08   $ (1.13)
Net Income [Loss] Per Common Share -
           Assuming Dilution                    $     .07   $     --

The pro-forma results reflect amortization of goodwill and other intangible assets. The unaudited pro forma information is not necessary indicative of the actual results of operations, had the transaction occurred at the beginning of the periods indicated, nor should it be used to project the Company's results of operations for any future dates or periods.



Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                     --------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

NET REVENUES:

Net revenues for the three month period ended January 31, 1999 were $12,640,484, as compared to $8,936,424 for the three month period ended January 31, 1998; this represents a 41% increase in net revenues. The Company acquired Medilabs, Inc. ("MLI") in April of 1998. MLI had net revenues of $3,285,539 or 26% of the Company's net revenues for the quarter. There were no revenues from MLI in the three month period ended January 31, 1998.

The number of patients processed during the three month period ended January 31, 1999 was 279,744 which was 63% greater when compared to the comparable quarter in 1998. MLI accounted for 35% of the patient count for the three month period ended January 31, 1999. Net revenue per patient for the three month period ended January 31, 1998 was $52.04 compared to net revenue per patient for the three month period ended January 31, 1999 of $45.18, a reduction of $6.86 or 13%. MLI's net revenue per patient was $33.14 for the three month period ended January 31, 1999.

In April 1998, the Company acquired MLI and was awarded, as of November, 1998, a contract to provide laboratory testing by the New York State Department of Corrections for inmates in its facilities. The Company is seeking to expand its marketing efforts to other correctional institutions, nursing homes, pre-employment drug testing for employers and hospital reference testing and has hired new marketing representatives to specialize in this initiative.
Management believes that the reimbursement rates for these tests will be somewhat lower than its current reimbursement rates.

COST OF SALES:

Cost of Services increased from $4,499,110 for the three month period ended January 31, 1998 to $7,206,471 for the three month period ended January 31, 1999, an increase of $2,707,361 or 60%. This increase is the result of the MLI acquisition. MLI's direct operating costs were approximately $2,203,470 for the three month period ended January 31, 1999. The continuing consolidation of laboratory operations has not been completed. No significant positive impact on the Company's cost structure is expected until later in fiscal year 1999.

GROSS PROFITS:

Gross profit on net revenues increased from $4,437,314 for the three month period ended January 31, 1998 to $5,434,012 for the three month period ended January 31, 1999; an increase of $996,698 primarily attributable to the increase in revenues. Gross profit margins decreased from 50% for the three month period ended January 31, 1998 to 43% for the three month period ended January 31, 1999. This decrease in gross profit margins is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of January 31, 1999 by an optimum consolidation of laboratory operations. Any continued decrease in net revenue per patient could adversely affect gross profits.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 1999 were $5,217,796 as compared to $4,261,912 for the quarter ended January 31, 1998, an increase of $955,884 or 22%. MLI contributed approximately $800,000 or 82% of this increase.

INTEREST EXPENSE:

Interest expense increased from $205,316 during the three month period ending January 31, 1998 to $ 403,095 during the three month period ending January 31, 1999, which is reflected in the financing of the MLI acquisition and the funding of its operations since its acquisitions, offset by payment on existing debt of approximately $400,000.

INCOME (LOSS):

The Company's net income (loss) for the three months ended January 31, 1999 and 1998 was $(107,741) and $37,993, respectively. The main reason for the approximate $146,000 decrease in net income is the 13% decrease in revenues per patient. The reduction in gross profit percentage of approximately 7% was caused by the increase in direct expenses because of less than optimum consolidation of laboratory operations. The increase in general administrative expenses and the increase in debt expense was due to the MLI acquisition.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of January 31, 1999 was approximately $8,400,00 as compared to approximately $8,400,000 at October 31, 1998. The Company decreased its cash position by approximately $500,000 during the current quarter. The Company utilized approximately $1,300,000 in cash for operating activities. To offset this use of cash the Company borrowed $1,200,000 in short-term debt and repaid approximately $400,000 in existing debt. The Company had current liabilities of approximately $21,600,000 at January 31, 1998. The three largest items in this category are notes payable of approximately $13,200,000, accounts payable of approximately $4,200,000 and current portion of long-term debt of approximately $2,100,000.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable. The Company establishes an allowance for uncollectible accounts.

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

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of January 31, 1999, the Company was utilizing $13,205,524 of this credit facility.

The Company's cash balances at January 31, 1999 was $2,298,164 as compared to $2,784,147 at October 31, 1997. The Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the second quarter of fiscal year 1999 and the interest due thereupon, will meet its future cash needs.


Project 2000

The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. Management estimates that the laboratory operations and billing systems will require changes that translate into approximately $50,000 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company approximately $25,000 and were upgraded in February, 1999. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey Medicaid until it is notified to do so. The Company had not received notification from New Jersey Medicaid as of January 26, 1999. Once the general accounting systems are converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices. During May 1998, the General Accounting Office ("GAO") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories and other providers could be catastrophic, including improper denials and payments that are late or incorrect. "In the "National Intelligence Report" issue of January 12, 1999 it was disclosed that the Health Care Financing Administration ("HCFA") has posted some Y2K-related websites, a table of Medicare claims processing changes required for billing compliance, and more. HCFA stresses that every piece of hardware or software that is dependent on a microchip or date entry may be affected. In terms of HCFA's Y2K readiness, the agency stated that work has' been completed to renovate, test, and validate all internal mission-critical systems and progress has been made with its carriers and intermediaries. The final systems to be considered by the Company are those of its vendors. Once the general accounting systems are is converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

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


                                     PART II
Item 6
EXHIBITS AND REPORTS ON FORM 8-K
No reports on Form 8-K have been filed during the quarter ended January 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           BIO-REFERENCE LABORATORIES, INC.
           (Registrant)



           /S/ Marc D. Grodman, M.D.
           ------------------------------------
           -------------------------
           Marc D. Grodman, M.D.
           President




           /S/ Sam Singer
           --------------
           Sam Singer
           Chief Financial and Accounting Officer




Date: March 22, 1999