Form 10-Q
period 1999-04-30
BIO REFERENCE LABORATORIES INC
filed 1999-06-18
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 1999
                                       AND

(   )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number  0-15266

                        BIO-REFERENCE LABORATORIES, INC.
------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)
          NEW JERSEY                                 22-2405059
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                    07407
(Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)    (201) 791-2600
                                                       ----------------

------------------------------------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,222,910 ($.01 par value) at June 8, 1999.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                 APRIL 30, 1999




                                    I N D E X

                                                                       Page


PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements
           Balance Sheet as of April 30, 1999 (unaudited)
           and October 31, 1998                                        1

           Statements of Operations for the
           three months and six months ended April 30, 1999
           and April 30, 1998 (unaudited)                              3

           Statements of Cash Flows for the
           six months ended April 30, 1999 and April 30,
           1998 (unaudited)                                            4

           Notes to financial statements                               6



  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         7


PART II.   OTHER INFORMATION                                           10

  Item 6.  Exhibits and Reports on Form 8-K                            10

  Signatures                                                           11

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                                     ASSETS



                                                      April 30,   October 31,
                                                         1999        1998
                                                      (Unaudited)
CURRENT ASSETS:

  Cash                                               $ 2,329,975   $ 2,784,147
  Accounts Receivable (Net)                           19,013,156    20,749,696
  Inventory                                              612,975       587,101
  Other Current Assets                                 1,134,886     1,444,867
  Certificates of Deposit- Restricted                  3,646,250     3,646,250
                                                       ---------     ---------
  TOTAL CURRENT ASSETS                               $26,737,242   $29,212,061
  --------------------                                ----------    ----------

  PROPERTY, PLANT AND EQUIPMENT                      $ 4,517,808   $ 4,243,464
  -----------------------------
  LESS:  Accumulated Depreciation                      2,549,737     2,022,928
  ----                                                 ---------     ---------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                          $ 1,968,071   $ 2,220,536
  -------------------------                            ---------     ---------

OTHER ASSETS:
  Certificate of Deposit - Restricted                $    33,750   $    33,750
  Due from Related Party                                 170,918       187,118
  Deposits                                               241,148       303,354
  Goodwill (Net of Accumulated Amortization of
   $1,425,615 and $1,248,029 respectively)             5,569,015     5,746,601
  Deferred Charges (Net of Accumulated Amortization
   of $2,100,202  and $2,173,034 respectively)         1,356,381     2,507,149
  Other Assets                                           595,892       567,769
                                                         -------       -------

  TOTAL OTHER ASSETS                                 $ 7,967,104   $ 9,345,741
  ------------------                                   ---------     ---------

  TOTAL ASSETS                                       $36,672,417   $40,778,338
  ------------                                        ==========    ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                      April 30,    October 31,
                                                         1999         1998
                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts Payable                                   $ 4,864,182   $ 4,379,961
  Salaries and Commissions Payable                     1,211,563     1,367,785
  Accrued Expenses                                       681,871       625,814
  Current Portion of Long-Term Debt                    2,000,153     2,071,058
  Current Portion of Leases Payable                      217,177       229,232
  Notes Payable                                       12,000,000    12,000,000
  Taxes Payable                                          387,272       173,962
                                                         -------       -------
  TOTAL CURRENT LIABILITIES                          $21,362,218   $20,847,812
  -------------------------                           ----------    ----------

LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt
   [Net of Discount]                                 $ 2,280,920   $ 3,306,617
  Long-Term Portion of Leases Payable                    395,597       400,975
                                                         -------       -------

  TOTAL LONG-TERM LIABILITIES                        $ 2,676,517   $ 3,707,592
  ---------------------------                          ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
   Authorized 1,062,589 shares,
   None Issued                                       $        --   $        --
  Series A-Senior Preferred Stock, $.10 Par Value;
   Authorized 604,078 shares,
   Issued and Outstanding 604,078 shares                  60,408        60,408
  Series A-Junior Participating Preferred Stock,
   par value $.10 per share, authorized 3,000
   shares, none issued                                        --            --
  Common Stock, $.01 Par Value;
   Authorized  18,333,333  shares,
   Issued and Outstanding  7,222,910  shares in
   April 30, 1999 and 7,212,910 shares in
   October 31, 1998                                       72,229        72,129

  Additional Paid-In Capital                          23,007,915    22,998,015

  Accumulated [Deficit]                              (10,269,244)   (6,634,985)
                                                      ----------     ---------
  Totals                                             $12,871,308   $16,495,567
  Deferred Compensation                                 (237,626)     (272,633)
                                                         -------       -------

  TOTAL SHAREHOLDERS' EQUITY                         $12,633,682   $16,222,934
  --------------------------                          ----------    ----------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                              $36,672,417   $40,778,338
   --------------------                               ==========    ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                  [UNAUDITED]

                               Three months ended          Six months ended
                                    April 30,                  April 30,

                             1 9 9 9         1 9 9 8     1 9 9 9      1 9 9 8
                             -------         -------     -------      -------

NET REVENUES:              $13,419,503   $10,808,505  $26,059,986   $19,744,928
------------                ----------    ----------   ----------    ----------

COST OF SERVICES:
  Depreciation             $   217,879   $  141,243   $   437,325   $  244,488
  Employee Related Expenses  3,750,846    2,584,001     7,085,224    4,587,239
  Reagents and Lab Supplies  1,704,875    1,230,795     3,320,162    2,292,144
  Other Cost of Services     2,272,428    1,573,859     4,309,788    2,905,137
                             ---------    ---------     ---------    ---------
  TOTAL COST OF SERVICES   $ 7,946,027   $5,529,898   $15,152,499  $10,029,008
  ----------------------     ---------    ---------    ----------   ----------

GROSS PROFIT ON REVENUES   $ 5,473,476   $5,278,607   $10,907,487  $ 9,715,920
------------------------

General and Administrative Expenses:

  Depreciation and
   Amortization            $   247,368   $  206,742   $   493,468   $  361,309
  Other General and Admin.
   Expenses                  3,855,399    3,271,863     7,545,003    6,137,998
  Bad Debt Expense           1,702,139    1,497,952     2,984,230    2,739,162
  Expenses of Abandoned
   Asset                     2,924,371           --     2,924,371           --
                             ---------   ----------     ---------   ----------

  TOTAL GENERAL AND
    ADMIN. EXPENSES        $ 8,729,277   $4,976,557   $13,947,072   $9,238,469
   ----------------          ---------    ---------    ----------    ---------

OPERATING INCOME           $(3,255,801)  $  302,050   $(3,039,585)  $  477,451
----------------

OTHER (INCOME) EXPENSES:
  Interest Expense         $   375,903   $  258,280   $   778,997   $  463,597
  Interest Income             (105,187)    (111,228)     (184,325)     189,853
                              ---------    ---------     ---------   ---------

  TOTAL OTHER
   EXPENSES -  NET         $   270,716   $  147,052   $   594,672   $  273,744
   ---------------             -------      -------       -------      -------

INCOME (LOSS)
  BEFORE TAX               $(3,526,517)  $  154,998   $(3,634,257)  $  203,707
  ----------

  Provision for Income
   Taxes                            --        31,000           --        41,717
                                ------   -----------      -------   -----------

NET INCOME (LOSS)          $(3,526,517)  $  123,998   $(3,634,257)  $  161,990
-----------------           ===========     =======    ===========     =======

NET INCOME (LOSS)
  PER SHARE:               $      (.49)  $      .02   $      (.50)  $      .02
  ---------                         ==           ==            ==          ===

NUMBER OF SHARES:            7,216,243    6,943,448     7,214,576    6,943,448
-----------------            =========    =========     =========    =========


NET INCOME (LOSS)
  PER SHARE -
  ASSUMING DILUTION:              (.44)         .02          (.46)         .02
  -----------------                 ==           ==            ==           ==

NUMBER OF SHARES:            7,970,337    7,977,004     7,968,670    7,977,004
----------------             =========    =========     =========    =========


The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   [UNAUDITED]

                                                           Six months ended
                                                              April 30,
                                                        1 9 9 9      1 9 9 8
                                                        -------      -------
OPERATING ACTIVITIES:
  Net Income                                         $(3,634,257)  $   161,990
  Adjustments to Reconcile Net Income to
  Cash Provided by Operating Activities:
   Deferred Compensation                                  35,007        37,386
   Compensation Expense                                   10,000            --
   Depreciation and Amortization                         930,793       605,797
   Amortization of Deferred Assets                        46,002            --
   Expenses of Abandoned Asset                         2,924,371            --
   Provision for Bad Debts                             2,984,230     2,739,162
  Change in Assets and Liabilities:
  (Increase) Decrease in:
   Accounts Receivable                                (3,247,690)   (4,773,738)
   Other Assets                                           50,283        29,767
   Prepaid Expenses and Other Current Assets             284,107       210,701
  Increase (Decrease) in:
   Accounts Payable and Accrued Liabilities              597,363      (229,255)
                                                     -----------   ------------

  NET CASH - OPERATING ACTIVITIES                    $   980,209   $(1,218,190)
  -------------------------------

INVESTING ACTIVITIES:
  Acquisition of Equipment and
   Leasehold Improvements                            $  (274,344)  $  (173,494)
  Acquisition of Medilabs, Inc.                      $        --   $(5,500,000)
                                                     -----------   -----------

  NET CASH - INVESTING ACTIVITIES                    $  (274,344)  $(5,673,494)
  -------------------------------

FINANCING ACTIVITIES:
  Proceeds from Exercise of Options                  $        --   $    25,314
  Payments of Long-Term Debt                          (1,142,604)     (281,961)
  Long-Term Acquisition Debt                                  --     5,500,000
  Payments of Capital Lease Obligations                  (17,433)      (45,369)
  Payments of Subordinated Notes Payable                      --        (1,339)
  Increase in Revolving Line of Credit                        --     2,571,211
                                                     -----------   -----------

  NET CASH - FINANCING ACTIVITIES                    $(1,160,037)  $ 7,767,856
  -------------------------------                    -----------   -----------

  NET INCREASE (DECREASE) IN CASH                    $  (454,172)  $   876,172
  -------------------------------

  CASH AT BEGINNING OF PERIODS                         2,784,147     2,161,825
  ----------------------------                       -----------   -----------

  CASH AT END OF PERIODS                             $ 2,329,975   $ 3,037,997
  ----------------------                             ===========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
   Interest                                          $   781,086   $   434,116
   Income Taxes                                      $    15,682   $   192,150

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

The Accompanying Notes are an Integral Part of These Consolidated Financial
 Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented. [2] The results of operations for the six month period ended April 30, 1999 are not necessarily indicative of the results to be expected for the entire year. [3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1998 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

               Three Months Ended                 Six Months Ended
                   April 30                           April 30
            1999              1998              1999              1998
            ----              ----              ----              ----
         $18,314,710       $12,406,505       $34,022,933       $22,607,404

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $13,239,835 at April 30, 1999 and $14,212,816 at April 30, 1998.

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

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At April 30, 1999 and April 30, 1998 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

[11] The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations undiscounted and without interest charges. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Management reviewed the carrying value of certain long-term assets of the Company during the quarter ended April 30, 1999 and determined that impairment of certain of the long-term assets did exist. The Company decided to take a charge against earnings of approximately $2,924,000 on these assets. This decision was based upon an analysis of the profitability of each customer acquired in the initial transaction and whether the customer was still active.

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

[15] At October 31, 1998, the Company had a deferred tax asset of approximately $2,000,000 and a valuation allowance of approximately $1,656,000 related to the asset, a decrease of $ 286,000 since October 31, 1997. The deferred tax asset primarily relates to net operating loss carry forwards.

[16] At April 30, 1999, the Company had $3,680,000 of restricted cash which represents collateral for two demand notes issued pursuant to bank loans.

[17] At April 30, 1999, the Company had approximately $5,649,000 in cash in excess of the federally insured limits, however $ 3,680,000 of this amount represents collateral for demand loans with the same banks.

[18] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of April 30, 1999, $13,717,752 was outstanding pursuant to this facility.

[19] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

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

[20] On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997. In August 1998, the Company was advised by the purchaser that the target revenues had been achieved.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
            COMPARISON OF SECOND QUARTER 1999 VS SECOND QUARTER 1998

NET REVENUES:

Net revenues for the three month period ended April 30, 1999 were $13,419,503 as compared to $10,808,505 for the three month period ended April 30, 1998; this represents a 24% increase in net revenues. On April 9, 1998, the Company acquired Medilabs, Inc. ("MLI"). MLI had net revenues of approximately $3,516,800 or 26% of the Company's net revenues for the most recent quarter.

The number of patients serviced during the three month period ended April 30, 1999 was 312,569 which was 47% greater when compared to the prior fiscal year's three month period. MLI accounted for 36% of the patient count for the three month period ended April 30, 1999. Net revenue per patient (including MLI) for the three month period ended April 30, 1999 was $42.93 compared to net revenue per patient of $50.96 for the three month period ended April 30, 1998, a reduction of $8.03 or 16%. MLI's net revenue per patient was $31.45 for the three month period ended April 30, 1999.

COST OF SALES:

Cost of Services increased from $5,529,898 for the three month period ended April 30, 1998 to $7,946,027 for the three month period ended April 30, 1999, an increase of $2,416,129 or 44%. This increase is the result of the MLI acquisition. MLI's direct operating costs were approximately $2,444,500 for the three month period ended April 30, 1999. The continuing consolidation of laboratory operations has not been completed. No significant positive impact on the Company's cost structure is expected until later in fiscal year 1999.

GROSS PROFITS:

Gross profits on net revenues increased from $5,278,607 for the three month period ended April 30, 1998 to $5,473,476 for the three month period ended April 30, 1999; an increase of $194,869 or less than 4%, primarily attributable to the increase in net revenues. The decrease in gross profit margins from 49% to 41% is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of April 30, 1999 by an optimum consolidation of laboratory operations. Any continued decrease in net revenue per patient could adversely affect gross profits.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 1999 were $8,729,277 as compared to $4,976,557 for the quarter ended April 30, 1998, an increase of $3,752,690 or 75%. This increase is caused primarily by a write-down of an impaired asset of $924,371 for the Company's end stage renal dialysis business acquired from Smith Kline Beecham and its associated increase in reserves on its accounts receivable of $2,000,000. Without the adjustment for the impaired asset, the increase in indirect expenses would have been $828,319 or 17%.MLI contributed approximately $800,000 of this increase.

INTEREST EXPENSE:

Interest expense increased from $258,280 during the three month period ending April 30, 1998 to $375,903 during the three month period ended April 30, 1999 and is due to the Company's increase in asset based borrowing. This trend is expected to continue due to the MLI acquisition.

INCOME (LOSS):

The Company had net income of $123,998 for the three months ended April 30, 1998 as compared to a loss of $3,526,517 for the three months ended April 30, 1999 a decrease of $3,650,515. The primary reason for this loss is the write-down of the impaired asset and its associated additional reserve on the Company's end stage renal dialysis business acquired from Smith Kline Beecham. In addition, gross profit margins decreased from 49% for the three month period ended April 30, 1998 to 41% for the three month period ended April 30, 1999.

                   SIX MONTHS 1999 COMPARED TO SIX MONTHS 1998

NET REVENUES:

Net Revenues for the six month period ended April 30, 1998 were $19,744,928 as compared to $26,059,986 for the current six month period ended April 30, 1999; this represents a 32% increase in net revenues. MLI had net revenues of approximately $6,802,400 or 26% of the Company's net revenues for the six month period ended April 30, 1999.

The number of patients serviced during the six month period ended April 30, 1999 was 592,313 which was 54% greater when compared to the prior fiscal year's six month period. MLI accounted for 36% of the patient count for the six month period ended April 30, 1999. Net revenue per patient (including MLI) for the six month period ended April 30, 1999 was $44.00, compared to net revenue per patient for the six month period ended April 30, 1998 of $51.43, a reduction of $7.43 or 14%. MLI's net revenue per patient was $32.25 for the six month period ended April 30, 1999.

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

COST OF SALES:

Cost of Services increased from $10,029,008 for the six month period ended April 30, 1998 to $15,152,499 for the six month period ended April 30, 1999. This represents a 51% increase in direct operating costs. This increase is the result of the MLI acquisition. MLI's direct operating costs were approximately $4,648,000 for the six month period ended April 30, 1999. The continuing consolidation of laboratory operations has not been completed. No significant positive impact on the Company's cost structure is expected until later in fiscal year 1999.

GROSS PROFITS:

Gross profits on net revenues increased from $9,715,920 for the six month period ended April 30, 1998 to $10,907,487 for the six month period ended April 30, 1998; an increase of $1,191,567 (12%), primarily attributable to the increase in net revenues. The decrease in gross profit margins, 49% to 42%, is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with

MLI and the duplication of direct costs that had not been eliminated as of April 30, 1999 by an optimum consolidation of laboratory operations. Any continued decrease in net revenue per patient could adversely affect gross profits.

GENERAL AND ADMINISTRATIVE EXPENSES:
General and administrative expenses for the six month period ending April 30, 1999 were $13,947,072 as compared to $9,238,469 for the six month period ended April 30, 1998, an increase of $4,708,603 or 51%. This increase is caused primarily by a write-down of an impaired asset of $924,371 for the Company's end stage renal dialysis business acquired from Smith Kline Beecham and its associated increase in reserves on its accounts receivable of $2,000,000. Without the adjustment for the impaired asset, the increase in indirect expenses would have been $1,784,232 or 19%. MLI contributed approximately $1,575,000 of this increase.

INTEREST EXPENSE:

Interest expense increased from $463,597 during the six month period ending April 30, 1998 as compared to $778,997 during the six month period ending April 30, 1999 and is the result of the Company's increase in asset based borrowing. This trend is expected to continue due to the MLI acquisition.

INCOME:

The Company had net income of $161,990 for the six months ended April 30, 1998 as compared to a loss of $3,634,257 for the six months ended April 30, 1999 a decrease of $3,796,247. The primary reason for this loss is the write-down of an impaired asset and its associated additional reserve on the Company's end stage renal dialysis business acquired from Smith Kline Beecham. In addition, gross profit margins decreased from 49% for the six month period ended April 30, 1998 to 42% for the six month period ended April 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of April 30, 1999 was approximately $5,375,000 as compared to approximately $8,400,000 at October 31, 1998. The Company decreased its cash position by approximately $500,000 during the current six month period. The Company repaid approximately $1,200,000 in existing debt. The Company had current liabilities of approximately $21,400,000 at April 30, 1999. The three largest items in this category are notes payable of approximately $12,000,000, accounts payable of approximately $4,900,000 and current portion of long-term debt of approximately $2,000,000.

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

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of April 30, 1999, the Company was utilizing $12,000,000 of this credit facility.

The Company's cash balances at April 30, 1999 were approximately $2,330,000 as compared to approximately $2,784,000 at October 31, 1997. The Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the third quarter of fiscal year 1999 and the interest due thereupon, will meet its future cash needs.

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

                           PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

      The Company has filed no reports on Form 8-K during the quarter ended April 30, 1999.

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


Date:  June , 1999

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BIO-REFERENCE LABORATORIES, INC.
                                        (Registrant)




                                        Marc D. Grodman, M.D.
                                        President





                                        Sam Singer
                                        Chief Financial and Accounting Officer


Date:  June 18, 1999