Form 10-Q
period 1999-07-31
BIO REFERENCE LABORATORIES INC
filed 1999-09-17
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended July 31, 1999

                                       AND

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from                 to

      Commission File Number  0-15266

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                       22-2405059
        ----------                                       ----------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

 481 Edward H. Ross Drive, Elmwood Park, NJ                        07407
 ------------------------------------------                        -----
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)            (201) 791-2600
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,212,910 shares of common stock ($.01 par value) at September 13, 1999.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                 JULY 31,  1998




                                    I N D E X



                                                                   Page


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements
         Balance Sheet as of July 31, 1999 (unaudited)               1
         and October 31, 1998

         Statements of Operations for the
          three months and nine months ended July 31, 1999
          and July 31, 1998 (unaudited)                              3

         Statements of Cash Flows for the
          nine months ended July 31, 1999 and July 31,
          1998 (unaudited)                                           4

         Notes to Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         9


PART II.   OTHER INFORMATION                                        14

Item 6.  Exhibits and Reports on Form 8-K                           14

         Signatures                                                 14

                          BIO-REFERENCE LABORATORIES, INC.

                                   BALANCE SHEETS

                                       ASSETS



                                                         July 31     October 31,
                                                          1999         1998
                                                          ----         ----
CURRENT ASSETS:                                        (Unaudited)

  Cash                                                $  2,156,527   $ 2,784,147
  Cash- Restricted                                              --            --
  Accounts Receivable (Net)                             18,845,744    20,749,696
  Inventory                                                599,757       587,101
  Other Current Assets                                   1,244,708     1,444,867
 Certificates of Deposit- Restricted                       146,250     3,646,250
                                                      ------------   -----------

    TOTAL CURRENT ASSETS                              $ 22,992,986   $29,212,061
    --------------------                                ----------   -----------

  PROPERTY, PLANT AND EQUIPMENT                       $  4,974,712   $ 4,243,464
  -----------------------------
    LESS:  Accumulated Depreciation                      2,800,105     2,022,928
    ----                                                 ---------     ---------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                           $  2,174,607   $ 2,220,536
  -------------------------                              ---------     ---------

OTHER ASSETS:
   Certificate of Deposit - Restricted                $     33,750   $    33,750
   Due from Related Party                                  154,718       187,118
   Deposits                                                252,349       303,354
   Goodwill (Net of Accumulated Amortization
     of $ 1,514,409 and $1,159,433, respectively)        5,480,221     5,746,601
   Deferred Charges (Net of Accumulated Amortization
     of $2,208,794 and $2,294,499, respectively)         1,872,789     2,507,149
      Other Assets                                         690,300       567,769
                                                           -------       -------

   TOTAL OTHER ASSETS                                 $  8,484,127   $   567,769
   ------------------                                    ---------       -------

   TOTAL ASSETS                                       $ 33,651,720   $ 9,345,741
   ------------                                         ==========     =========

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.

                                   BALANCE SHEETS

                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        July 31      October 31,
                                                         1999           1998
                                                      (Unaudited)

CURRENT LIABILITIES:
  Accounts Payable                                   $  5,169,536   $ 4,379,961
  Salaries and Commissions Payable                      1,270,659     1,367,785
  Accrued Expenses                                        548,852       625,814
  Current Portion of Long-Term Debt                     1,907,947     2,071,058
  Current Portion of Leases Payable                       254,696       229,232
  Notes Payable                                         9,058,685    12,000,000
  Taxes Payable                                           460,405       173,962
                                                          -------       -------
    TOTAL CURRENT LIABILITIES                        $ 18,670,780   $20,847,812
    -------------------------                          ----------    ----------

LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt (Net
     of Discount)                                    $  2,092,670   $ 3,306,617
  Long-Term Portion of Leases Payable                     627,502       400,975
                                                          -------   -----------


        TOTAL LONG-TERM LIABILITIES                  $  2,720,172   $ 3,707,592
        ---------------------------                     ---------     ---------

SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                      $         --   $        --
  Series A-Senior Preferred Stock, $.10 Par Value;
    Authorized 604,078 shares,
    Issued and Outstanding 604,078 shares                  60,408        60,408
  Series A-Junior Participating Preferred Stock,
    par value $.10 per share, authorized 3,000
    shares, none issued                                        --            --
  Common Stock, $.01 Par Value;
    Authorized  18,333,333  shares,  Issued and
    Outstanding  7,222,910 shares in
    April 30, 1999 and 7,212,910 shares in
    October 31, 1998                                       72,229        72,129
  Additional Paid-In Capital                           23,007,915    22,998,015

  Accumulated [Deficit]                               (10,658,583)   (6,634,985)
                                                      -----------   -----------
  Totals                                             $ 12,481,969   $16,495,567
  Deferred Compensation                                  (221,201)     (272,633)
                                                     ------------   -----------

    TOTAL SHAREHOLDERS' EQUITY                       $ 12,260,768   $16,222,934
    --------------------------                         ----------    ----------

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                              $ 33,651,720   $40,778,338
   --------------------                                ==========    ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.
                              STATEMENTS OF OPERATIONS
                                    [UNAUDITED]

                                       Three months ended     Nine months ended
                                             July 31,              July 31,
                                             --------              --------
                                      1 9 9 9     1 9 9 8   1 9 9 9        1 9 9 8
                                      -------     -------   -------        -------

NET REVENUES:                    $13,577,696  $13,638,812  $39,637,682  $33,383,740
------------                      ----------  -----------  -----------  -----------

COST OF SERVICES:
  Depreciation                   $   204,961  $   226,634  $   642,286  $   471,122
  Employee Related Expenses        3,520,582    3,646,239   10,605,806    8,233,478
  Reagents and Lab Supplies        1,752,924    1,670,113    5,073,086    3,962,257
  Other Cost of Services           2,286,467    2,144,714    6,596,256    5,049,851
                                   ---------  -----------  -----------  -----------

      TOTAL COST OF SERVICES     $ 7,764,934  $ 7,687,700  $22,917,434  $17,716,708
      ----------------------     ----------   -----------  -----------  -----------

GROSS PROFIT ON REVENUES         $ 5,812,762  $ 5,951,112  $16,720,248  $15,667,032
------------------------

General and Administrative Expenses:

  Depreciation and Amortization  $   242,792  $  277,642   $   736,260      638,952
  Other General and Admin.
   Expenses                        3,832,365    3,672,245   12,299,884    9,810,243
  Bad Debt Expense                 1,822,836    1,608,683    3,882,694    4,347,844
  Expenses of Abandoned Asset             --           --    2,924,371           --
                                 -----------  -----------  -----------  -----------

      TOTAL GENERAL AND
   ADMINISTRATIVE EXPENSES       $ 5,897,993  $ 5,558,570  $19,843,209  $14,797,039
                                 -----------  -----------  -----------  -----------

  OPERATING INCOME (LOSS)        $   (85,231) $   392,542  $(3,122,961) $   869,993
  -----------------------

OTHER (INCOME) EXPENSES:

  Interest Expense               $   356,606  $   419,952  $  1,135,603  $  883,549
  Interest Income                    (42,916)     (83,766)    (227,241)    (273,619)
                                  ----------  -----------  ------------ -----------

    TOTAL OTHER EXPENSES - NET   $   313,690  $   336,186  $    908,362 $   609,930
    --------------------------   -----------  -----------  ------------------------

INCOME (LOSS)BEFORE TAX          $  (398,921) $    56,356  $(4,031,323) $   260,063
-----------------------

  Provision for Income Taxes           9,581       (3,694)       7,726      (45,411)
                                 -----------  ------------ -----------  ------------

NET INCOME (LOSS)                $  (389,340) $    52,662  $(4,023,597) $   214,652
-----------------                ===========  ===========  ===========  ===========

NET INCOME (LOSS) PER SHARE -
  BASIC:                         $      (.05) $       .01  $      (.56) $       .03
  -----                          ===========  ===========  ===========  ===========

NUMBER OF SHARES:                  7,222,910    6,943,448    7,219,576    6,943,448
-----------------                  =========   ==========  ===========  ===========

NET INCOME (LOSS) PER SHARE -
  ASSUMING DILUTION:             $     (.05)  $       .01  $      (.51) $       .03
  -----------------              ==========   ===========  ===========  ===========

NUMBER OF SHARES:                 7,977,004     7,697,542   7,973,670     7,661,542
----------------                 ==========   ===========  ==========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                          BIO-REFERENCE LABORATORIES, INC.

                              STATEMENTS OF CASH FLOWS

                                     [UNAUDITED]

                                                         Nine months ended
                                                              July 31,
                                                              --------
                                                       1 9 9 9        1 9 9 8
                                                       -------        -------
OPERATING ACTIVITIES:
   Net Income                                       $ (4,023,597)  $   214,652
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                 51,432        54,765
    Compensation Expense                                  10,000            --
    Depreciation and Amortization                      1,378,546     1,110,073
    Amortization of Deferred Assets                       69,003            --
    Expenses of Abandoned Asset                        2,924,371            --
    Provision for Bad Debts                            3,882,694     4,347,844
   Change in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                              (3,978,742)   (8,076,544)
     Other Assets                                        (39,126)       34,432
     Prepaid Expenses and Other Current Assets           187,502        67,691
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities       $    526,930      (588,940)
                                                     -----------      ---------

           NET CASH - OPERATING ACTIVITIES          $    989,013   $(2,836,027)
                                                         -------    -----------

INVESTING ACTIVITIES:
   Acquisition of Equipment and
     Leasehold Improvements                         $   (413,242)  $  (186,571)
   Acquisition of Medilabs, Inc.                              --    (5,500,000)
  (Increase) Decrease in Restricted Cash               3,500,000       150,000
  Payment for Acquisition of Intangible Assets          (250,000)           --
                                                        ---------  -----------
           NET CASH - INVESTING ACTIVITIES          $  2,836,758   $(5,536,571)
           -------------------------------          ---------------------------

FINANCING ACTIVITIES:
   Proceeds from Exercise of Options                $         --   $    28,908
   Payments of Long-Term Debt                         (1,446,061)     (795,073)
   Long-Term Acquisition Debt                                 --     5,500,000
   Payments of Capital Lease Obligations                 (66,015)     (117,640)
   Payments of Subordinated Notes Payable                     --        (1,339)
   Increase (Decrease) in Revolving Line of Credit    (2,941,315)    4,710,269
                                                      -----------    ---------

          NET CASH - FINANCING ACTIVITIES           $ (4,453,391)  $ 9,325,125
          -------------------------------           -------------  -----------

    NET INCREASE (DECREASE) IN CASH                 $   (627,620)  $   952,527
    -------------------------------

    CASH AT BEGINNING OF PERIODS                    $  2,784,147   $ 2,161,825
    ----------------------------                    ------------   -----------

    CASH AT END OF PERIODS                          $  2,156,527   $ 3,114,352
                                                       =========     =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                       $  1,140,103   $   860,140
     Income Taxes                                   $     15,682   $   195,750

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

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement pursuant to which the Company purchased certain assets from SBCL and claims unspecified amounts of compensatory and punitive damages and related costs. As a result of its allegations against SBCL, the Company did not make any payments with respect to the $600,000 note payable. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company cancelled the $600,000 note payable as well as the related goodwill of approximately $550,000. The settlement was subject to the consent of the Company's principal lending bank which consent was received in January 1999. During the quarter ended April 30, 1999, the Company wrote down the impaired asset and its associated reserve in connection with the Company's end stage renal dialysis business acquired from SBCL in the amount of $2,924,371.

In January 1999, the Company issued 10,000 shares to an employee for services rendered.

From May to July 1999, the Company incurred three capital lease obligations totaling $318,006 in connection with the acquisition of various equipment and leasehold improvements.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented. [2] The results of operations for the nine month period ended July 31, 1999 are not necessarily indicative of the results to be expected for the entire year. [3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1998 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.

                 Three Months Ended               Nine Months Ended
                     July 31,                         July 31,
               1999             1998            1999              1998
               ----             ----            ----              ----
         $ 18,874,215      $ 17,287,159    $ 52,897,148      $ 39,894,563

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $14,095,394 at July 31, 1999 and $13,870,519 at July 31, 1998.

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

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At July 31, 1999 and July 31, 1998 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

[11] The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations undiscounted and without interest charges. If impairment is deemed to exist, the assets will be written down to fair value or projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Management reviewed the carrying value of certain long-term assets of the Company during the quarter ended April 30, 1999 associated with its end stage renal dialysis business acquired from Smith Kline Beecham and the reserves on the associated receivables and determined that impairment of the long-term assets did exist. The Company decided to take a charge against earnings of approximately $2,924,000 on these assets. This decision was based upon an analysis of the profitability of each customer acquired in the initial transaction and whether the customer was still active.

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

[16] At July 31, 1999, the Company had $180,000 of a restricted certificate of deposit which represents collateral for one demand note issued pursuant to a bank loan.

[17] At July 31, 1999, the Company had approximately $ 2,149,000 cash in excess of the federally insured limits, however $180,000 of this amount represents collateral for a demand loan with the same bank.

[18] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificate of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $180,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of July 31, 1999, $11,058,685 was outstanding pursuant to this facility.

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

[20] On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" trade name and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a non-competition agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 related to this sale. The $700,000 in contingent receivables were not included in the calculation of gain on this sale as of October 31, 1997. In August 1998, the Company was advised by the purchaser that the target revenues had been achieved and to date, the first three installments have been paid.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
             COMPARISON OF THIRD QUARTER 1999 VS THIRD QUARTER 1998

NET REVENUES:

Net revenues for the three month period ended July 31, 1999 were $13,577,696 as compared to $13,638,812 for the three month period ended July 31, 1998; this represents a .4% decrease in net revenues.

The number of patients serviced during the three month period ended July 31, 1999 was 317,336 which was 5% greater when compared to the prior fiscal year's three month period. Net revenue per patient for the three month period ended July 31, 1999 was $42.79 compared to net revenue per patient of $45.33 for the three month period ended July 31, 1998, a reduction of $2.54 or 6%.

COST OF SALES:

Cost of Services increased from $7,687,700 for the three month period ended July 31, 1998 to $7,764,934 for the three month period ended July 31, 1999, an increase of $77,234 or 1%. Direct costs per patient decreased from $25.55 for the three month period ended July 31, 1998 to $24.47 for the three month period ended July 31, 1999, a decrease of 4%.

GROSS PROFITS:

Gross profits on net revenues decreased from $5,951,112 for the three month period ended July 31, 1998 to $5,812,762 for the three month period ended July 31, 1999; a decrease of $148,350 or 2%. The decrease in gross profit margins from 44% to 43% is primarily attributable to the lower net revenues per patient. Any continued decrease in net revenue per patient could adversely affect gross profits.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 1999 were $5,897,993 as compared to $5,558,570 for the quarter ended July 31, 1998, an increase of $339,423 or 6% and was primarily attributable to an increase in bad debt.

INTEREST EXPENSE:

Interest expense decreased from $419,952 during the three month period ending July 31, 1998 to $356,606 during the three month period ended July 31, 1999 and is due to the Company's decrease in asset based borrowing.

INCOME (LOSS):

The Company had net income of $52,662 for the three months ended July 31, 1998 as compared to a loss of $389,340 for the three months ended July 31, 1999 a decrease of $442,002. The primary reason for this loss is the increase in both direct and indirect expenses of $416,657 (3%). In addition, gross profit margins decreased from 44% for the three month period ended July 31, 1998 to 43% for the three month period ended July 31, 1999.

                  NINE MONTHS 1999 COMPARED TO NINE MONTHS 1998

NET REVENUES:

Net Revenues for the nine month period ended July 31, 1998 were $33,383,740 as compared to $39,637,682 for the current nine month period ended July 31, 1999; this represents a 19% increase in net revenues. MLI had net revenues of approximately $10,272,400 or 26% of the Company's net revenues for the nine month period ended July 31, 1999.

The number of patients serviced during the nine month period ended July 31, 1999 was 909,649 which was 33% greater when compared to the prior fiscal year's nine month period. MLI accounted for 35% of the patient count for the nine month period ended July 31, 1999. Net revenue per patient (including MLI) for the nine month period ended July 31, 1999 was $43.58, compared to net revenue per patient for the nine month period ended July 31, 1998 of $48.75, a reduction of $5.17 or 11%. MLI's net revenue per patient was $31.89 for the nine month period ended July 31, 1999.

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

COST OF SALES:

Cost of Services increased from $17,716,708 for the nine month period ended July 31, 1998 to $22,917,434 for the nine month period ended July 31, 1999. This represents a 29% increase in direct operating costs. This increase is the result of the MLI acquisition. MLI's direct operating costs were approximately $6,957,000 for the nine month period ended July 31, 1999. The continuing consolidation of laboratory operations has not been completed.

GROSS PROFITS:

Gross profits on net revenues increased from $15,667,032 for the nine month period ended July 31, 1998 to $16,720,248 for the nine month period ended July 31, 1999; an increase of $1,053,216 (7%), primarily attributable to the increase in net revenues. The decrease in gross profit margins, 47% to 42%, is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of July 31, 1999 by an optimum consolidation of laboratory operations. Any continued decrease in net revenue per patient could adversely affect gross profits.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ending July 31, 1999 were $19,843,209 as compared to $14,797,039 for the nine month period ended July 31, 1998, an increase of $5,046,170 or 34%. This increase is caused primarily by a write-down of an impaired asset of $924,371 for the Company's end stage renal dialysis business acquired from Smith Kline Beecham and its associated increase in reserves on its accounts receivable of $2,000,000. Without the adjustment for the impaired asset, the increase in indirect expenses would have been $2,121,799 or 14%.

INTEREST EXPENSE:

Interest expense increased from $883,549 during the nine month period ending July 31, 1998 as compared to $1,135,603 during the nine month period ending July 31, 1999 and is the result of the Company's increase in asset based borrowing.

INCOME:

The Company had net income of $214,652 for the nine months ended July 31, 1998 as compared to a loss of $4,023,597 for the nine months ended July 31, 1999 a decrease of $4,238,249. The primary reason for this loss is the write-down of an impaired asset and its associated additional reserve on the Company's end stage renal dialysis business acquired from Smith Kline Beecham ($2,924,371). In addition, net revenue per patient decreased 11% in the current nine month period ended July 31, 1999, as compared to the nine month period ended July 31, 1998. Gross profit margins decreased from 47% for the nine month period ended July 31, 1998 to 42% for the nine month period ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of July 31, 1999 was approximately $4,322,206 as compared to approximately $8,400,000 at October 31, 1998. The Company decreased its cash position by approximately $630,000 during the current nine month period. The Company repaid approximately $1,500,000 in existing debt. The Company had current liabilities of approximately $19,000,000 at July 31, 1999. The three largest items in this category are notes payable of approximately $9,100,000, accounts payable of approximately $5,200,000 and current portion of long-term debt of approximately $1,900,000.

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

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of the certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets [including $3,680,000 in certificates of deposit with PNC] and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998 and 1997, the Company was in compliance with the covenant provisions of this agreement. As of July 31, 1999, the Company has utilized $11,058,685 of this credit facility.

The Company's cash balances at July 31, 1999 were approximately $2,303,000 as compared to approximately $2,784,000 at October 31, 1998. The Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, will meet its future cash needs.

Project 2000

The Company is in the process of identifying those systems that require changes to accommodate the year 2000. It has identified four areas of concern. They are the laboratory's operations and billing systems, the general accounting systems and the two systems outside of its control; one being the payor systems and the other being the vendor systems. Management estimates that the laboratory operations and billing systems will require changes that translate into approximately $50,000 in costs. The general accounting systems (which are supplied by an outside vendor) will cost the Company approximately $25,000 and were upgraded in February, 1999. The payor systems are being converted per instructions on the part of each payor (i.e. Medicare, Medicaid, insurance companies, etc.). For example, electronic claims filing for Medicare has been completed, while the Company has been told not to make any changes for New Jersey Medicaid until it is notified to do so. The Company had not received notification from New Jersey

Medicaid as of September 13, 1999. Once the general accounting systems are converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices. All of the Company's specimen processing equipment has been certified Y2K compliant by their manufacturer and tested by our staff. During May 1998, the General Accounting Office ("GAO") warned the House Ways and Means Oversight Panel, "If progress is not made faster to assure correct and prompt claims processing and payment when the year 2000 dawns, the potential impact on the revenue and cash flow of pathologists, radiologists, laboratories and other providers could be catastrophic, including improper denials and payments that are late or incorrect." In the "National Intelligence Report" issue of January 12, 1999 it was disclosed that the Health Care Financing Administration ("HCFA") has posted some Y2K-related websites, a table of Medicare claims processing changes required for billing compliance, and more. HCFA stresses that every piece of hardware or software that is dependent on a microchip or date entry may be affected. In terms of HCFA's Y2K readiness, the agency stated that work has been completed to renovate, test, and validate all internal mission-critical systems and progress has been made with its carriers and intermediaries. The final systems to be considered by the Company are those of its vendors. Once the general accounting systems are converted to accommodate the year 2000, the Company is confident that it will accept the input of all vendor invoices.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

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

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15,1999. The Company does not believe SFAS No. 133 will have a material impact on the Company's results of operations, financial position or cash flows.

                           PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The Company has filed no reports on Form 8-K during the quarter ended July 31, 1999.

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

                        BIO-REFERENCE LABORATORIES, INC.
                                        (Registrant)



                                 /s/ Marc D. Grodman
                                 -------------------
                                     Marc D. Grodman, M.D.
                                     President




                                 /s/ Sam Singer
                                 --------------
                                     Sam Singer
                                     Chief Financial and Accounting Officer


Date: September 17, 1999

                                        September 17, 1999


Securities and Exchange Commission
Judiciary Plaza
450 Fifth Street, N.W.
Washington, D.C. 20549

Re:  Bio-Reference Laboratories, Inc., File No.: 0-15266

Dear Sir or Madam:

Transmitted herewith through EDGAR is Form 10-Q for the 3rd quarter ended July 31, 1999 for Bio-Reference Laboratories, Inc. If you have any questions or comments, please contact me at (800) 229- 5227.

                                        Very truly yours,



                                        Sam Singer
                                        Chief Financial Officer