Form 10-K
period 1999-10-31
BIO REFERENCE LABORATORIES INC
filed 2000-01-31
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


                                    FORM 10-K

  (Mark One)
    |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended  October 31, 1999
                                       ----------------

                                       OR

    |_|TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

      On January 21, 2000, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $ 18,354,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 8,100,920 shares of Common Stock of the Issuer outstanding.

                                     PART I

Item. 1 - Business
------------------

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

      Subsequent to the close of fiscal 1998, the Company commenced the expansion of its business from an almost exclusively transaction processing operation (i.e. clinical laboratory testing) into health information and connectivity areas by seeking to expand its business base through utilization of its physician network and marketing staff. During fiscal 1999, the Company entered into the e-health marketplace through the opening of its own drug screen website, "DRUGSCREENLAB.com" and subsequently acquired an Internet website "DoctorNY.com" serving the New York metropolitan area and hosting a number of existing physician websites. To date, virtually all of the Company's revenues have been derived from its clinical laboratory testing.

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

      The Company's executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.

Developments Since the Beginning of Fiscal 1999

      On November 23, 1998, the Company's outstanding publicly owned Class A Redeemable Warrants and Class B Redeemable Warrants expired by their terms.

      In June 1999, the Company acquired a software license enabling the grouping of medical claims data analysis and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. The Company is currently negotiating with two ERISA funds which cover more than 60,000 lives for access to certain of their claims information in order to conduct beta site testing of its analytical tools and programs. In the event such beta site testing is successful, the Company anticipates offering such software tools and programs to customers.

      In June 1999, in connection with the release of its second quarter operating results, Bio-Reference announced the write-off of an approximate $900,000 balance of unamortized goodwill related to its 1997 purchase of Smith Kline Beecham's end stage renal dialysis business and the increase in the allowance of approximately $2,000,000 for accounts receivable, all of which were attributable to renal dialysis testing.

      In June 1999, the Company announced the signing of a letter of intent with General Prescription Programs, Inc., a prescription benefit manager ("GPP") and others, to form a new company called PsiMedica, to provide population health management and medical claims processing services to third- party payors of health related claims and benefits. The new company, which will be principally funded by Bio-Reference, is expected to obtain a license to market medical management services to GPP customers representing approximately one million lives. The license will also provide the new company with access to GPP's claims information and analytical software. The Company believes that through the analytical process of interrelating laboratory, prescription and medical claims data, it can provide critical strategies and solutions to promote population health management primarily to ERISA funds and other payors.No assurances can be given that the Company will be able to successfully market these strategies and solutions.

      In September 1999, Bio-Reference announced the opening of its Internet drug screen website, "DRUGSCREENLAB.COM" to provide drug-related medical and technical information for both professionals and non-professionals. The site was established to answer questions or concerns about drug testing procedures and services rendered by Bio-Reference as well as about drug testing laws and requirements.

      In November 1999, the New York State Department of Corrections renewed its contract with Bio-Reference's wholly-owned Medilabs subsidiary retaining
Medilabs to perform all laboratory testing for the Department's seventy correctional institutions in the state encompassing over 70,000 prisoners from maximum security prisons to rehabilitation centers. Bio-Reference estimates that revenues from this contract will aggregate approximately $6.3 million in fiscal year 2000, an increase of more than 10% over fiscal year 1999.

      On December 2, 1999, the Company acquired the WEB Business of Medical Marketing Group, Inc. ("MMGI") including its Internet website "DoctorNY.com" as well as certain website-based agreements and arrangements with MMGI's physician clients in the New York metropolitan area for an aggregate 140,000 shares of Bio-Reference's authorized but unissued common stock. MMGI also agreed during the period that its Advertising Consulting Agreement with the Company (hereinafter described) is in effect, to market Internet -oriented services to healthcare and healthcare related businesses for linking to and participation in the WEB Business conducted by the Company. The Company has agreed to pay a commission to MMGI equal to 15% of the recurring Internet access and website fees received by the Company from additional customers produced by MMGI through its sales efforts but solely with respect to those customers produced after production of the 1,000th additional customer.

      The "DoctorNY.com" website, with its associated domain sites and existing physician websites, includes website development capabilities for subscribing physicians as well as a search engine allowing consumers to locate physicians by region, credentials, specialty or other parameters. The Company plans to further develop the physician services offered by the system to enhance physician-patient and physician-payor electronic communications on a secure basis (i.e., preserving confidentiality), including communicating laboratory results, e-mail prescriptions, refills, payor verification and eligibility, etc. The offering of physician CME credits through the system is also contemplated. The Company intends to market these services to its existing physician network as well as to other individual physicians and groups of physicians.

      Pursuant to non-competition agreements executed in connection with the acquisition, the Company issued an additional 20,000 shares of Bio-Reference's authorized but unissued common stock to MMGI, an additional 40,000 of such shares to MMGI's principal stockholder and chief executive officer, and paid $10,000 to a former MMGI executive officer. The Company also executed a one-year Advertising Consulting Agreement (renewable by the Company for a maximum of three additional one- year terms), pursuant to which MMGI agreed to render advertising consulting, advisory and public relations services for the WEB Business operated by Bio-Reference, on a project by project basis. For such services, MMGI will be paid a minimum consulting fee of $40,000 in the Initial Year and of $50,000 in any subsequent year, the minimum consulting fee to be credited against a Consulting Fee calculated based upon mutually agreed rates with respect to each project performed under the Advertising Consulting Agreement. As an additional inducement to MMGI to market Internet oriented services to healthcare and healthcare related businesses for linkage to and participation in the WEB Business conducted by the Company, the Company granted an option to MMGI exercisable to purchase a maximum 100,000 shares of Bio-Reference's authorized but unissued common stock at an exercise price of $3.00 per share (equal to the last reported per share sales price for Bio-Reference common stock on The Nasdaq Stock Market on December 1, 1999, the day immediately preceding the acquisition). The option is only exercisable with respect to those shares as to which it becomes "vested," from the date of vesting until one year after completion of the term of the Advertising Consulting Agreement. The option becomes vested as to each 25,000 shares upon delivery by MMGI of 500 additional customers for the WEB Business conducted by the Company.

      On December 14, 1999, the Company acquired the Health Food Business of Right Body Foods, inc. ("RBF"), a manufacturer of starch free, low carbohydrate, low caloric food products distributed in Long Island, New York, through health professionals, dieticians, nutritionists and physicians. The acquisition was effected through a newly formed, wholly-owned Company subsidiary. The Health Food Business was acquired for an aggregate 180,000 shares of Bio-Reference's authorized but unissued common stock. The Company intends to attempt to expand the market for the Health Food Business products through its current physician accounts utilizing its existing sales force and distribution network.

      The Company also executed an employment agreement with RBF's chief executive officer, employing her through October 31, 2004 to perform executive and marketing duties in connection with the establishment, supervision of manufacturing and marketing of products for the Health Food Business. Pursuant to the employment agreement, the executive will be paid a minimum annual salary of $150,000 and commissions equal to varying percentages (from 5% to 1%) of net cash receipts of the Health Food Business in each fiscal year to the extent such net cash receipts exceed $1,000,000 in such fiscal year. The commissions earned will be credited against a guaranteed $50,000 commission bonus (effective only for the first year). The executive is also being paid a $100,000 signing bonus in 24 monthly installments. The executive was issued an additional 20,000 shares of Bio-Reference's authorized but unissued common stock in consideration of her executing a non-competition agreement.

      At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayments will be determined to approximate $150,000, of which approximately $75,000 has already been remitted by the Company to Medicare. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 1999, there was no change in the status of this matter. At October 31, 1999, the Company had reserved the sum of $150,000 on its October 31, 1999 financial statements as the estimated liability in connection therewith.

      In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim (the "Claim") made by the State in December 1999 that with respect to certain clinical laboratory tests for which reimbursements were made by the State to the Company, although such tests were authorized by the physician, the underlying laboratory test requisitions did not bear the actual signature of the physician ordering the test. The Company believes that it has been in compliance with all requirements regarding bills submitted for payment by New Jersey Medicaid and requires actual physician signatures before it bills New Jersey Medicaid. However, in order to dispose of the issue, the Company entered into an oral agreement with New Jersey Medicaid in January 2000 to settle the Claim for approximately $227,000. The Company has accrued the estimated settlement of $227,000 on its October 31, 1999 financial statements. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the Division of Medical Assistance. Approval of the settlement is being recommended to the Director.

      New Jersey Medicaid is the only payor with which the Company conducts business that requires a physician signature on each laboratory requisition. In the fiscal year ended October 31, 1999, New Jersey Medicaid accounted for approximately 3% of the Company's total net revenues.

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

      The Company did not realize income from operations from the time it commenced clinical laboratory operations in 1987 until fiscal 1994. The Company realized net income in each of the succeeding years until fiscal 1999. During fiscal 1999, the Company had a loss of approximately $4,900,000 which included a write-down of approximately $2.9 million for an impaired asset of $900,000 and its associated additional reserve of $2,000,000 for accounts receivable attributable to the Company's end stage renal dialysis business acquired from Smith Kline Beecham.

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

      The Company's couriers pick up patient specimens from physician offices, nursing homes and hospitals in the metropolitan New York area and test results are generally delivered back to the physician within 24 hours. Larger volume clients receive test results by way of printers placed in their offices, thereby accelerating test reporting. Bio-Reference furnishes its physician clients with periodic newsletters detailing:
      - advances in laboratory  medicine
      - new tests
      - clinical  commentaries
      - aboratory interpretation of test results.

In addition, the Company provides an annual Test Compendium to all physician clients listing:

      - all tests offered
      - normal ranges
      - correct collection of samples
      - patient preparation
      - up to date billing information

      The Company utilizes the services of eighteen full-time Client Service Coordinators, all of whom are fully trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by the Company's sales staff. Highly abnormal and life threatening results are immediately telephoned to the physician in order to provide speedy medical resolution of any patient problem.

Sales and Marketing
-------------------

      The Company presently employs 47 full and part-time sales and marketing personnel. The sales and marketing department works closely with the Technical Director to:
      -  plan new tests
      -  pricing
      -  general client support.
All sales and marketing personnel operate in a dual capacity; both in selling and as client support representatives. This ensures that all salespersons are intimately involved with the client, not only in selling, but in servicing the account that they sell. Bio-Reference believes that this is unique in the industry and is extremely helpful in client retention, providing a strong link between the physician and the Company's staff.

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

      In October 1998, the Company was notified that it had been re-accredited by the College of American Pathologists "CAP" in its Elmwood Park, New Jersey and Park Avenue, New York facilities. In September 1998, the Company was notified that it had been re-accredited in its Valley Cottage, New York facility. This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific fields, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

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

      In addition, Medicare as well as an increasing number of commercial programs are requiring physicians to document the medical necessity when ordering specific laboratory tests. Since the laboratory has a responsibility to test a specimen when it first arrives in the laboratory, it may not be able to wait until all applicable information is provided and there is a possibility that a test can be performed and results provided before appropriate medical necessity is documented. In these cases, the laboratory may not receive reimbursement for the tests.(See "Developments Since the Beginning of Fiscal 1999" as to the status of a review concerning overpayments being conducted by the Company's Medicare carrier) and a recent settlement of a claim against the Company asserted by New Jersey Medicaid.

       The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1997, 1998 and 1999.

                                            Years Ended October 31,
                                              1997  1998  1999
                                              ----  ----  ----

            Direct Patient Billing...........   17%   16%  14%
            Commercial Insurance.............   31%   30%  27%
            Professional Billing.............   23%   28%  34%
            Medicare.........................   25%   22%  22%
            Medicaid.........................    4%    4%   3%
                                             ------   --- ----
                                               100%  100% 100%
Competition
-----------

      Bio-Reference's competition derives primarily from other laboratories located in the New York metropolitan area. On a national basis, approximately 30% of this market is made up of the two largest national laboratories:
      -  Quest Clinical Laboratory, formerly a Division of Corning, Inc.
      -  Laboratory Corporation of America, Inc.

      Although the Company is significantly smaller than the national laboratories and has modest financial resources, management believes it can compete successfully because it has;
      -  fewer  layers  of  staff
      -  a more  responsive  business  atmosphere
      -  customized service.
The Company believes its response to medical consultation is faster and more personalized than in the national laboratories. Client service staff only deal with basic technical questions and those that have medical or scientific significance are referred directly to other senior scientists and staff.

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

      The Company is also subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids. Federal regulations require licensure of interstate transporters of medical waste. In New Jersey, the Company is subject to the Comprehensive Medical Waste Management Act, "CMWMA," which requires the Company to register as a generator of special medical waste. CMWMA mandates the sterilization of certain medical waste and provides a tracking system to insure disposal in an approved facility. All of the Company's medical waste is disposed of by a licensed interstate hauler. The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by the Company. These records are audited by the State of New Jersey on a yearly basis.

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

      CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform. The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, ("HHS,") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period. CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements. A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification adopted under the Clinical Laboratory Improvement Act of 1967, "CLIA-67." On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standard regulations establishing Federal quality standard for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA- 88 requirements. The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed. Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88. The Company believes that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category. The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection. The quality standard and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing requirements will be phased-in over a number of years. The laboratory has completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

      In October 1998, the Company was notified that it had been re-accredited by the College of American Pathologists "CAP" in its Elmwood Park, New Jersey and Park Avenue, New York facilities. In September 1998, the Company was notified that it had been re-accredited in its Valley Cottage, New York facility. This accreditation by CAP, a peer review organization, involves an intensive review by numerous experts in their specific field, who review technical, quality assurance, health and safety and computer documentation in order to bestow accreditation, which is one of the most prestigious approvals available to clinical laboratories.

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

Employees
---------

      At December 31, 1999, the Company had 378 full-time employees and 368 part-time employees. This includes:
      -  three executive officers
      -  Vice President of Technical Operations
      -  Marketing Vice-President,
      - 74 full-time and 41 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s)
      - 260 full and part-time  semi-technical employees
      - 46 full and part-time marketing  representatives
      - 194 full and part-time  clerical  employees
      - 107 full and part-time drivers.
None of the Company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - Properties
-------------------

      The Company's executive offices and New Jersey processing facility occupy approximately 56,000 square feet of leased space in two one-story brick facilities at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey. The lease for these facilities, which expires in February 2004, provides for a monthly rental of $31,391. Bio-Reference's New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York. The lease for this facility, which expires in April 2002, provides for a monthly rental of $12,177. The Company's testing equipment maintained at both of its processing facilities are in good condition and in working order. Management believes that these facilities, as presently equipped, have the capacity to generate up to approximately $75,000,000 in annual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for this facility in what it believes are adequate amounts. The Company also leases 55 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at both of its processing facilities.

Item 3 - Legal Proceedings
--------------------------

      In July 1996, the Company purchased certain assets and rights including the Customer List related to the Renal Dialysis Testing Business conducted by SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), from SBCL, for $1,800,000 including a $1,200,000 down payment pursuant to an Asset

Sale/Purchase Agreement (the "Asset Agreement"). In the Asset Agreement, SBCL represented and warranted that its Renal Dialysis Testing Business was servicing at least 60 active accounts, was conducting testing for not less than 4,600 active dialysis patients and was generating at least $3,600,00 in net revenues on an annual basis. The parties also executed a Non-Competition Agreement (the "Non- Competition Agreement") pursuant to which SBCL agreed to cease performing all renal dialysis clinical laboratory testing services for a three year period (after conclusion of a limited Transition Period).

      After completion of the acquisition, the Company's management determined that SBCL's representations and warranties concerning the Renal Dialysis Testing Business were materially false and that the Company might only realize approximately $1,000,000 in annual net revenues from the acquired business. Management also determined that SBCL had fraudulently concealed that its Renal Dialysis Testing Business had suffered certain material adverse changes and that SBCL had breached the Non- Competition Agreement by continuing to perform renal dialysis testing on the transferred accounts after the Transition Period despite its assurances that it had ceased all such testing. Based upon SBCL's alleged breaches of the Asset Agreement and the Non-Competition Agreement, the Company did not pay any portion of the $600,000 balance of the purchase price (which was due in 24 consecutive monthly installments of $25,000 commencing January 1,
1997).

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

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      The Company's Annual Meeting of Stockholders was held on October 21, 1999. At the meeting, the following two individuals were elected by the following vote to serve as Class II directors, each for a term of three years and until his successor is duly elected and qualified.

                                               For     Withheld
                                               ---     --------

      Sam Singer                           6,362,497    152,972

      Frank DeVito                         6,362,497    152,972

The other directors of the Company whose term continued are as follows:

      Marc D. Grodman                            Class I director

      Howard Dubinett                            Class I director

      John Roglieri                              Class III director

      Gary Lederman                              Class III director

                                     PART II

                            PRICE RANGE OF SECURITIES
                            -------------------------

Item 5. -  Market for Common Stock and Related Shareholder Matters
---------  -------------------------------------------------------

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

         Fiscal Year                                  Bid Prices
         -----------                                  ----------

                                                  High          Low
                                                  ----          ---

         1998
            First Quarter                        $1.65625    $1.25
            Second Quarter                        1.75        1.25
            Third Quarter                         2.00        1.15625
            Fourth Quarter                        1.25         .875
         1999
            First Quarter                        $1.875     $  .96875
            Second Quarter                       $1.5625       .75
            Third Quarter                        $1.03125      .4375
            Fourth Quarter                       $1.0625       .78125

      At December 31, 1999 the closing sales price for the Common Stock on NASDAQ was $3.75 per share.

      At December 31, 1999 the number of record  holders of the Common Stock was
630. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

Item 6.  Selected Financial Data
                                        [In thousands, except per share data]
                                               Y e a r s     e n d e d
                                    --------------------------------------------
                                                O c t o b e r   3 1,
                                    --------------------------------------------
                                     1 9 9 9  1 9 9 8  1 9 9 7  1 9 9 6  1 9 9 5
                                     -------  -------  -------  -------  -------
Operating Data:
  Net Revenues                       $ 53,856 $ 46,554 $38,660 $ 35,126 $ 31,521
  Cost of Services                   $ 30,850 $ 25,058 $19,339 $ 18,136 $ 15,036
  Gross Profit                       $ 23,006 $ 21,496 $19,321 $ 16,989 $ 16,485
  General and Administrative Expenses$ 26,432 $ 20,231 $17,436 $ 15,793 $ 14,702
  Income [Loss] from Operations      $ (3,426)$  1,065 $ 1,885 $  1,196 $  1,783
  Non-Recurring Gain on Sale of
    Intangible Assets                $     -- $    334 $ 2,026 $     -- $     --
  Other Expenses - Net               $  1,185 $    841 $   850 $    552 $    332
  Provision for Income Tax Expense
     [Benefit]                       $    367 $    (38)$  (139)$     52 $     49
  Net income [Loss]                  $ (4,978)$    597 $ 3,200 $    592 $  1,402
  Net [Loss] Income Per Common Share $ (.68)$ .08 $ .48 $ .10 $ .23 Cash Dividends Per Common Share $ -- $ -- $ -- $ -- $ --

Balance Sheet Data:
  Total Assets                       $ 32,318 $ 40,778 $29,095 $ 28,231 $ 24,201
  Total Long-Term Liabilities        $  2,681 $  3,708 $   921 $  1,533 $    843
  Total Liabilities                  $ 20,948 $ 24,555 $13,570 $ 16,128 $ 12,945
  Working Capital                    $  3,452 $  8,364 $ 9,415 $  4,072 $  4,552
  Stockholders' Equity [Deficit]     $ 11,369 $ 16,223 $15,525 $ 12,103 $ 11,256

      A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations
         -----------------------------------------------------------------------

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

In April 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") for a purchase price of $4,000,000 cash plus a promissory note of $1,500,000, payable without interest, in three semi-annual installments commencing April of 1999. Also in April, the Company entered into a note agreement to borrow the $4,000,000 to fund this acquisition. The note is in accordance with the Company's revolving loan agreement with the same lending bank. The operations of MLI are included in the Company's operations commencing April 9, 1998. MLI incurred a net loss of approximately $120,000 for the seven month period ended October 31, 1998 and had net income of approximately $880,000 for the twelve month period ended October 31, 1999.

In December of 1999, the Company entered into agreements to acquire the businesses of two companies. One company is involved in website designs and the other company is involved in the manufacturing of health care foods.

Results of Operations

Net Income
----------

The Company's net income (loss) for the years ended October 31, 1999 and 1998 was $(4,978,448) and $596,583, respectively. The main reasons for the $5,575,031 decrease in net income is the write-down of approximately $2,900,000 for impaired  assets  including the  additional  allowance  for accounts  receivable relating to the Company's end stage renal dialysis business acquired from SmithKline Beecham of approximately $2,000,000 and an increase in general and administrative expenses of approximately $2,000,000 in fiscal 1999. . In addition, net revenue per patient decreased 8% during the current twelve month period ended October 31, 1999, as compared to the twelve month period ended October 31, 1998. Gross profit margins decreased from 46% for the twelve month period ended October 31, 1998 to 43% for the twelve month period ended October 31, 1999. Based upon anticipated increases in patient volume, anticipated increased testing to be performed, reimbursement rate improvements, and anticipated decreases in operating costs, the bulk of the effects of which are expected to be realized in the second half of fiscal 2000, the Company projects net income for fiscal 2000.

Net Revenues
------------

Net revenues for the year ended October 31, 1999 were $53,856,414 as compared to $46,553,730 for the year ended October 31, 1998; this represents a 16% increase in net revenues. MLI had net revenues of $13,706,743 or 25% of the Company's net revenues for the fiscal year. The Company acquired MLI in April of 1998, for the seven month period ended October 31, 1998, MLI had net revenues of $7,773,570 or 17% of the Company's net revenue for the twelve month period ended October 31, 1998.

The number of patients serviced during the fiscal year ended October 31, 1999 was 1,235,514 which was 25% greater when compared to the prior fiscal year. MLI accounted for 35% of the patient count for the year ended October 31, 1999. Net revenue per patient for the year ended October 31, 1998 was $47.29 compared to net revenue per patient for the year ended October 31, 1999 of $43.59; a reduction of $3.70 or 8%. This decrease is due to the inclusion of a full twelve months of MLI's revenues with its associated lower revenue per patient in fiscal year 1999. MLI's net revenue per patient was $31.71 for the twelve month period ended October 31, 1999 compared to net revenue per patient of $33.04 in fiscal year 1998. The Company expects an increase in net revenues in fiscal year 2000 due to a number of factors: internal growth, an estimated increase in the contract with the New York State Department of Corrections, Medicare reimbursement for tests previously not covered, an increase in Medicare reimbursement for other selected tests, as well as new marketing initiatives in newer testing areas, such as drugs of abuse testing, and complimentary and alternative medicine. In addition, the Company has identified three new business initiatives (See Below), all of which seek to leverage off existing capabilities the Company possesses.

The Company anticipates increasing its revenues in its next fiscal year through internal growth and development of new marketing initiatives in laboratory testing services outside the traditional physician market. In November 1999, the contract to provide laboratory testing by the New York State Department of Corrections for inmates in its facilities was renewed. This contract is valued at approximately $6,300,000 for fiscal year 2000, an estimated increase of approximately 10% from fiscal year 1999. The Company is seeking to market its services to other correctional institutions.

In June 1999, the Company announced the signing of a letter of intent with General Prescription Programs, Inc., a prescription benefit manager ("GPP") and others, to form a new company, called PSIMedica, which will provide population health management and medical claims processing services to third-party payors of health related claims and benefits. The new company, principally funded by BRLI, is expected to obtain a license to market medical management services to GPP customers representing approximately one million lives. The license will also provide the new company with access to GPP's claims information and analytical software. The Company believes, through the analytical process of interrelating laboratory, prescription and medical claims data, it can provide critical strategies and solutions to promote population health management primarily to ERISA funds and other payors. No assurances can be given that the Company will be able to successfully market these strategies and solutions.

In 1999, the Company licensed software to allow for the grouping of the analysis of medical claims data and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. The Company is currently negotiating with two ERISA funds which total over 60,000 lives as beta sites for its analytical tools and programs. The Company expects to seek customers for its services by mid fiscal year 2000.

In December 1999, the Company announced the acquisition of DoctorNY.com (www.doctorny.com), a health portal which, with its associated domain sites and existing physician websites, includes website development capabilities for health care providers, together with a search engine which allows consumers to locate physicians by region, credentials, specialty or other parameters. The Company announced the consumer view represented by DoctorNY.com was part of its entry into the e-health marketplace. The Company plans to further develop the physician services offered by the system to enhance physician- patient and physician-payor electronic communications on a secure basis (i.e., preserving confidentiality), including communicating laboratory results, e-mail prescriptions, refills, payor verification and eligibility, etc. The offering of physician CME credits through the system is also contemplated. The Company intends to market these services to its existing physician network as well as to other individual physicians and groups of physicians.

In December 1999, the Company acquired Right Body Foods, Inc., a manufacturer and distributor of freshly prepared, starch free, low-calorie, low carbohydrate, food products, located in Syosset, New York. Its products are sold through health professionals, dieticians, nutritionists and physicians. The Company expects to use its marketing staff and physician network to increase the distribution of these products.

COST OF SERVICES:
-----------------

Cost of sales increased from $25,058,008 for the year ended October 31, 1998 to $30,850,357 for the year ended October 31, 1999, an increase of $5,792,329 or 19%. This increase is primarily the result of the MLI acquisition. MLI's direct operating costs were $9,347,850 for the twelve month period ended October 31, 1999, as compared to $5,639,627 for the seven month period ended October 31, 1998, an increase of $3,708,223. The optimum consolidation of laboratory operations has not been completed and will marginally impact the Company's cost structure until, at least, the second quarter of fiscal year 2000 when the automated laboratory upgrade and expansion is expected to be completed. While the automated laboratory will have a marginal impact on cost structure, the reduction of the Company's dependence on reference laboratories is expected to have a more favorable impact during the second half of fiscal 2000.

GROSS PROFITS:
-------------

Gross profit on net revenues increased from $21,495,722 for the year ended October 31, 1998 to $23,006,077 for the year ended October 31, 1999; an increase of $1,510,355 primarily attributable to the increase in revenues. Gross profit margins decreased from 46% for the year ended October 31, 1998 to 43% for the year ended October 31, 1999. Management believes that the Company's gross profit margin will increase in fiscal 2000, due to increased revenues from internal growth, Medicare reimbursement for tests not previously covered, increases in reimbursement rates from Medicare on certain tests, the completion of the automated chemistry laboratory and decrease in direct operating expenses. The decrease in gross profit margins in fiscal 1999 is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of October 31, 1999 by an optimum consolidation of laboratory operations. The Company has invested a large amount of time and money during fiscal 1999 to increase its processing capacity. Management believes, that its capacity once the automated chemistry laboratory is completed, for approximately $250,000, will be more than adequate to handle the projected increase in patient volume.

------------------------------------------------------------------------------

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

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the year ended October 31, 1999 were $26,431,909 as compared to $20,430,757 for the year ended October 31, 1998, an increase of approximately $6,000,000 or 29%. Approximately 48% of this increase is the impairment charge of approximately $2,900,000 associated with the Company's end stage renal dialysis business acquired from SmithKline Beecham. In addition, occupancy expenses, telephone, data processing and marketing expenses increased approximately $1,900,000 over the prior twelve month period. The Company recorded a $227,000 expense associated with a New Jersey Medicaid overpayment claim. Management believes that general and administrative expenses in 2000 will increase but not at a higher percentage than the projected increase in revenues.

INTEREST EXPENSE:
----------------

Interest expense increased from $1,280,737 for the year ended October 31, 1998 to $1,465,765 for the year ended October 31, 1999, resulting from the Company's continuing use of its revolving line of credit with PNC Bank.

Fiscal Year 1998 Compared to Fiscal Year 1997

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

The Company anticipated increasing its revenues in its next fiscal year through internal growth and development of new marketing initiatives in laboratory testing services outside the traditional physician market. In April 1998, the Company acquired MLI and was awarded, as of November, 1998, a contract to provide laboratory testing by the New York State Department of Corrections for inmates in its

------------------------------------------------------------------------------

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

facilities. The Company is seeking to market its services to other correctional institutions. In addition, the Company is attempting to expand its marketing efforts in the drug testing market and has hired new marketing representatives to specialize in this initiative.

COST OF SERVICES:
----------------

Cost of sales increased from $19,339,274 for the year ended October 31, 1997 to $25,058,008 for the year ended October 31, 1998, an increase of $5,718,734 or 30%. This increase is the result of the MLI acquisition. MLI's direct operating costs were $5,639,627 for the seven month period ended October 31, 1998. The optimum consolidation of laboratory operations has not been completed and will impact the Company's cost structure until completed.

GROSS PROFITS:
-------------

Gross profit on net revenues increased from $19,320,910 for the year ended October 31, 1997 to $21,495,722 for the year ended October 31, 1998; an increase of $2,174,812, primarily attributable to the increase in revenues. Gross profit margins decreased from 50% for the year ended October 31, 1997 to 46% for the year ended October 31, 1998. This decrease in gross profit margins is primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of October 31, 1998 by an optimum consolidation of laboratory operations.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the year ended October 31, 1998 were $20,430,757 as compared to $17,435,879 for the year ended October 31, 1997, an increase of approximately $3,000,000 or 16%. Most of this increase was due to the incurring of additional costs related to the MLI acquisition (approximately $1,858,000). In addition, bad debt increased by 11%, or approximately $793,000 over the prior comparable period and was caused primarily by an increase in the self-pay patients of Bio- Reference Laboratories resulting from legislation passed in New Jersey which prohibited physician billing for diagnostic laboratory services. Self pay patients have an historical higher bad debt rate than that of physician billing.

INTEREST EXPENSE:
----------------

Interest expense increased from $1,124,432 for the year ended October 31, 1997 to $1,280,737 for the year ended October 31, 1998, resulting from the Company's increase in asset based borrowing of approximately $4,400,000 and acquisition debt of $4,000,000 offset by payments on existing debt of $1,000,000.

Liquidity and Capital Resources
-------------------------------

For the Fiscal Year Ended October 31, 1999
------------------------------------------

The Company's working capital at October 31, 1999 was approximately $3,700,000 as compared to approximately $8,400,000 at October 31, 1998, a decrease of $4,700,000. This change is primarily the result of a decrease in accounts receivable of approximately $2,000,000, an increase in accounts payable and accrued expenses of approximately $600,000 and the utilization of cash to decrease long term debt of approximately $2,200,000. The Company reduced its debt through the utilization of its restricted certificates of deposit. This allowed the Company to realize a cost savings on the spread between the interest earned on these certificates of deposit and the interest expense on the monies borrowed.

During the year ended October 31, 1999, the Company generated approximately $1,800,000 in cash from operations, an increase of approximately $5,000,000 as compared to the year ended October 31 1998. Each operating unit of clinical laboratory testing services generated cash flow during the period ended

------------------------------------------------------------------------------

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

October 31, 1999. MLI, the Company's most recent laboratory acquisition generated approximately $600,000 in cash from operating activities and Bio-Reference generated approximately $7,000,000. Corporate activities (General and Administrative Expenses) utilized approximately $6,000,000 in cash during the twelve month period ended October 31, 1999. The Company expects cash flow from operations to continue to improve during fiscal 2000. Overall, Management anticipates being able to generate cash from operations in fiscal 2000 as a result of a projected increased gross profit resulting from increased revenues and a projected decrease in operating costs. Management believes operating costs will be lower due to cost savings generated by the automated laboratory and cost reductions generated by doing certain large volume laboratory tests in-house rather than referring them to another laboratory.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. The Company does have significant receivable balances with government payors and various insurance carriers. Generally, the Company does not require collateral or other security to support customer receivables, however, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable. The Company establishes and maintains an allowance for uncollectible accounts based upon collection history and anticipated collection, and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. Medicare has announced that it will more than double the reimbursement rate for Pap tests (from $7.15 to $14.60) and reimburse for PSA tests starting January 1, 2000. The Company is unable to predict, however, the extent to which other such actions will be taken. (See "Developments Since the Beginning of Fiscal 1999" as to the status of a review concerning overpayments being conducted by the Company's Medicare carrier and New Jersey Medicaid).

In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim (the "Claim") made by the State in December 1999 that with respect to certain clinical laboratory tests for which reimbursements were made by the State to the Company, although such tests were authorized by the physician, the underlying laboratory test requisitions did not bear the actual signature of the physician ordering the test.

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact require actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid have entered into an oral agreement in January 2000 to a settlement of approximately $227,000 to cover the claim and the Company has accrued this settlement amount in its October 31, 1999 financial statements. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the Division of Medical Assistance. Approval of the settlement is being recommended to the Director.

New Jersey Medicaid is the only payor the Company does business with that requires an actual physician signature on every laboratory requisition. In the fiscal year ending October 31, 1999, New Jersey Medicaid represented approximately 3% of the Company's total net revenues.

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 1% of any face amount of the certificates of deposit, if any, pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line

------------------------------------------------------------------------------

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 insurance policy on the life of the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998, the Company was in compliance with the covenant provisions of this agreement and was utilizing $12,000,000 of this credit facility. As of October 31, 1999, the Company was in default of certain covenants, however, the Company subsequently received waivers for these defaults on January 20, 2000. As of October 31, 1999, the Company was utilizing $8,700,905 of this credit facility.

The Company generated approximately $5,000,000 of positive cash flow from operating and investing activities for the year ended October 31, 1999, which was applied toward payments totaling approximately $5,800,000 to reduce short and long term debt and capital lease obligations.

The Company intends to expand its laboratory operations through acquisitions and aggressive marketing while also diversifying into related medical fields through acquisitions. These acquisitions may involve cash, notes, common stock, and/or combinations thereof

The Company has various employment and consulting agreements of up to seven years with commitments totaling approximately $5,700,000 [See Notes 10 and 12] and operating leases with commitments totaling approximately $4,500,000 (of which approximately $1,5600,000 and $1,600,000 are due during fiscal 2000) [See
Note 12].

The Company's cash balances at October 31, 1999 totaled approximately $2,100,000 as compared to $2,800,000 at October 31, 1998. The Company believes that its cash position, the anticipated cash generated from future operations, the availability of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the second quarter of fiscal year 2000 and the interest due thereupon, will meet its future cash needs.

For the Fiscal Year Ended October 31, 1998

Working capital at October 31, 1998 was approximately $8,400,000 as compared to approximately $9,400,000 at October 31, 1997, a decrease of $1,100,000 during the twelve month period.

In fiscal year 1998, the Company utilized $3,227,601 in cash for operating activities. This use of cash for operating activities resulted in an increase in accounts receivable of approximately $7,200,000 offset by the increase in accrued expenses and payables of approximately $2,600,000.

The Company utilized $4,237,998 of cash for investing activities during fiscal year 1998. This consisted primarily of $4,000,000 of cash paid for Medilabs.

Impact of Inflation
-------------------

To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other

------------------------------------------------------------------------------

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein.

comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 137 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

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

      Name                       Age   Position

Marc D. Grodman, M.D.............48    Chairman of the Board, President, Chief
                                       Executive Officer and Director

Howard Dubinett..................48    Executive Vice President, Chief Operating
                                       Officer and Director

Sam Singer.......................57    Vice President, Chief Financial Officer,
                                       Chief Accounting Officer and Director

Frank DeVito.....................77    Director

John Roglieri, M.D...............60    Director

Gary Lederman, Esq...............65    Director

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

      Robert Rush, Ph.D (Age 59) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr. Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by the American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

      Benita Ponda, M.D. (Age 54) has been employed by the Company since February, 1994 as Medical Director. She is certified by the American Board of Pathology in Clinical Pathology and Anatomical Pathology with a special qualification in Cytopathology. She holds a New York State Department of Health Certificate of Qualification for Laboratory Director. Dr. Ponda's professional appointments include Chief of Cytopathology and Associate Pathologist at New York Methodist Hospital, Brooklyn, New York (January 1992 to February, 1994); Associate Pathologist at Flushing Hospital and Medical Center, Flushing, New York (1981 to 1991) and Director of Laboratory at St. Mary's Hospital for Children (1985 - to date). She received M.B.B.S. degree (equivalent to M.D. in U.S.A.) from Bombay University, Bombay, India in 1970.

      Ayad Mudarris, Ph.D. (Age 48) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology. Dr. Mudarris has been a consultant to the Company since October 1994. From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory located in Cranford, New Jersey. From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, A SAMHSA (NIDA) certified forensic drug testing laboratory in Columbia, South Carolina, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina. Dr. Mudarris is a registered Clinical Laboratory Director in the State of New

York. He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist. He received his B.S. degree in Pharmacy from Damascus University in 1975 and M.S. degree in Medical Technology from Long Island University in 1980 and Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

      Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 1999, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation
           ----------------------

      The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 1999 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 1999. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                           SUMMARY COMPENSATION TABLE
                                                                               Long-Term
                                                                               ---------
                                    Annual Compensation                     Compensation
                                    -------------------                     ------------

                                                            Other                               All
                                Year                        Annual  Restricted         LTIP    Other
                               Ended                        Compen-  Stock     Options Pay-   Compen-
Name and Principal Position October 31, Salary     Bonus    sation  Awards(1)  (SARs)  outs   sation
---------------------------------------------------------------------------------------------------

Marc D. Grodman M.D.           1999    $306,557  $125,000   $-0-       -0-      -0-     $-0-  $-0-
   President and Chief         1998    $305,653  $125,000   $-0-       -0-      -0-     $-0-  $-0-
   Executive Officer           1997    $265,697   $90,000   $-0-   300,000  300,000(2)  $-0-  $-0-

  Howard Dubinett              1999    $160,004   $60,000   $-0-       -0-      -0-     $-0-  $-0-
   Executive Vice              1998    $157,622   $57,750   $-0-       -0-      -0-     $-0-  $-0-
   President and Chief         1997    $148,417   $43,000   $-0-   240,000  213,334     $-0-  $-0-
   Operating Officer

  Sam Singer                   1999    $158,002   $60,000   $-0-       -0-      -0-     $-0-  $-0-
   Vice President and          1998    $156,333   $57,750   $-0-       -0-      -0-     $-0-  $-0-
   Chief Financial and         1997    $147,455   $43,000   $-0-   200,000  116,667     $-0-  $-0-
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

Employment Agreements with Executive Officers
---------------------------------------------

      On May 13, 1997, Dr. Grodman agreed to the terms of a new employment agreement pursuant to which he will serve as president and chief executive officer devoting at least 90% of his working time to the business of the Company. The agreement provides (I) for a seven-year term commencing November 1, 1997; (ii) a minimum annual Base Compensation consisting of salary and bonus in the aggregate amount of $395,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and an initial $2,000,000 face amount of "split dollar" life insurance insuring Dr. Grodman's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) with $2,000,000 of additional coverage to be applied for, which was obtained during fiscal 1999; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and
(viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years.

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


     If Termination "For Cause"
      or "Without Good Reason"
    Occurs During the Following        Number of Shares
              Periods                     Forfeited
---------------------------------      -----------------

May 1, 1997 through April 30, 1998           225,000 shs.
May 1, 1998 through April 30, 1999           150,000 shs.
May 1, 1999 through April 30, 2000            75,000 shs.

      Also on May 13, 1997, Mr. Dubinett agreed to the terms of a new employment agreement pursuant to which he will serve as executive vice president and chief operating officer of the Company. The agreement provides (I) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $500,000 face amount of "split dollar" life insurance insuring Mr. Dubinett's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan)which amount was increased to $1,000,000 during fiscal 1999;
(iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Dubinett's average annual compensation during the preceding five years.

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

     If Termination "For Cause"
      or "Without Good Reason"
    Occurs During the Following         Number of Shares
              Periods                      Forfeited
----------------------------------    ---------------------

May 1, 1997 through April 30, 1998           180,000 shs.
May 1, 1998 through April 30, 1999           120,000 shs.
May 1, 1999 through April 30, 2000            60,000 shs.

      Also on May 13, 1997, Mr. Singer agreed to the terms of a new employment agreement pursuant to which he will serve as vice president and chief financial officer of the Company. The agreement provides (I) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $400,000 face amount of "split dollar" life insurance insuring Mr. Singer's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) which amount was increased to $800,000 in November 1999; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Singer's average annual compensation during the preceding five years.

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


      If Termination "For Cause"
       or "Without Good Reason"
     Occurs During the Following        Number of Shares
               Periods                      Forfeited
--------------------------------------  --------------------

May 1, 1997 through April 30, 1998        150,000 shs.
May 1, 1998 through April 30, 1999        100,000 shs.
May 1, 1999 through April 30, 2000         50,000 shs.

Employee Stock Option Plan
--------------------------

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

      The 1989 Plan is administered by the Board or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee, as the case may be, has the discretion to determine the eligible employees to whom, and the times and the price at which, options will be granted; whether such options shall be ISOs or NQOs; the periods during which options will be exercisable; and the number of shares subject to each option. The Board or Committee shall have full authority to interpret the 1989 Plan and to establish and amend rules and regulations relating thereto.

      Under the 1989 Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of NQOs options may be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year may not exceed $100,000.

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


      No stock options were granted during fiscal 1998. On January 19, 1999, the Board of Directors granted five-year NQOs to 15 employees exercisable to purchase an aggregate 286,000 shares of Common Stock at an exercise price of $1.00 per share (the last sale price for the Common Stock on NASDAQ on the trading day immediately preceding the meeting) but only while the optionee was employed by the Company. On June 30, 1999, the Board ratified the grant of five-year NQOs to three employees, exercisable to purchase an aggregate 150,000 shares of Common Stock at prices ranging from $.594 to $.719 per share but only while the optionee was employed by the Company. The option prices were based on the market prices for the Common Stock on the respective dates when employment commenced for each of the three employees.

      See Note 9 of Notes to the Consolidated Financial Statements.

      The following table sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised by any of such individuals in fiscal 1999.

                       1999 Fiscal Year-End Option Values
                       ----------------------------------


                      Number of Unexercised Options        Value of
                         At 1999 Fiscal Year-End         Unexercised
                                                         In-The-Money
Name               Exercisable                        Options at 10/31/99
----               -----------                        -------------------
                                        Unexercisable
                                        -------------
Marc D. Grodman    200,000                    -0-     $      50,000
                   100,000                    -0-     $      17,813

Howard Dubinett    213,334                    -0-     $      53,333
Sam Singer         166,667                    -0-     $      41,667

Directors' Compensation
-----------------------

      Directors who are not employees of the Company are also paid a $1,000 per quarter director's fee.

Item 12. - Security Ownership of Certain Beneficial Owners and Management
           --------------------------------------------------------------

      The following table sets forth information as of January 21, 1999 with respect to the ownership of Common Stock by (I) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and
(iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

                                                                      Shares of
         Name and Address of                      Common Stock       Percentage
         Beneficial Owner                    Beneficially Owned(1)    Ownership
         ----------------                    ---------------------    ---------

Directors and Executive Officers*
      Marc D. Grodman(2)...........................1,673,845             18.6%
      Howard Dubinett (3)............................477,001              5.7%
      Sam Singer(4)..................................377,667              4.6%
      Frank DeVito(5)................................ 10,202               -
      John Roglieri(6)............................... 31,667               -
      Gary Lederman (7).............................. 25,200               -

      Executive Officers and directors.............2,595,582             27.5%
        as a group (six persons)(2)(3)(4)(5)(6)(7)


* The address of all of the Company's directors and ex ecutive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Par k, New Jersey 07407.

(1) Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2) Includes 608,100 shares owned directly by Dr. Grodman, 549,678 shares issuable upon conversion of Senior Preferred Stock and 300,000 shares issuable upon exercise of options. Also includes 121,667 shares owned directly and 54,400 shares issuable upon conversion of Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and a Company controlled by her and 40,000 shares owned by their minor children. Dr. Grodman disclaims beneficial ownership of these 236,067 shares.

(3) Includes 263,667shares owned directly, and 213,334 shares issuable upon exercise of options.

(4) Includes 211,000 shares owned directly, and 166,667 shares issuable upon exercise of options.

(5) Includes 202 shares owned directly and 10,000 shares issuable upon exercise of warrants.

(6) Includes 1,667 shares owned directly and 30,000 shares issuable upon exercise of warrants.

(7)   Includes 25,200 shares owned directly.

Item 13. - Certain Relationships and Related Transactions
           -----------------------------------------------

      In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the Company's $2,500,000 financing arrangement with Towers Financial Corporation, suspending all rental and interest charges for periods subsequent to November 1, 1991. As of October 31, 1999, $138,518 in outstanding principal, interest and van rentals was due from Dr. Grodman.

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

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 10-KSB
         ------------------------------------------------------------------

1.    Financial Statements

      The following financial statements of the Company are included in
      Part II, Item 7

                                                                  Page to Page
                                                                  ------------

      Report of Independent Certified Public Accountants          F-1

      Balance Sheet - October 31, 1999 and 1998                   F-2..F-3

      Statement of Operations-
        Years ended October 31, 1999, 1998 and 1997               F-4

      Statement of Shareholders' Equity
        Years ended October 31, 1999, 1998 and 1997               F-5

      Statement of Cash Flows -
        Years ended October 31, 1999, 1998 and 1997               F-6..F-7

      Notes to Financial Statements-                              F-8..F-23

      Schedule II -
        Years ended October 31, 1999, 1998 and 1997               F-24.F-25

2.    Reports on Form 8-K

      No reports on Form 8-K have been filed during the Quarter ended October 31, 1999.

3.    Exhibits
Exhibit                                                          Incorporated by
  No.                 Item                                          Reference to

3.1*     Amended and Restated Certificate of Incorporation dated         (A)
         November 15, 1989

3.1.1*   Amendment to Certificate of Incorporation dated                 (B)
         October 4, 1991 (authorizing one-for-10 reverse stock split)

3.1.2*   Amendment to Certificate of Incorporation dated                 (C)
         August 23, 1993 (authorizing one-for-three reverse stock split)

3.1.3 Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)

3.1.4 Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)

3.2*     By-laws                                                         (D)

4.1*     Form of Common Stock Certificate, $.01 par value                (C)

10.1 Lease Agreement for Elmwood Park, New Jersey Premises, as in effect at October 31, 1999

10.2     Employment Agreement between the Company and
         Marc Grodman as in effect at December 31, 1999

10.3     Employment Agreement between the Company and
         Howard Dubinett as in effect at December 31, 1999

10.4     Employment Agreement between the Company and
         Sam Singer as in effect at December 31, 1999

10.5*    The Company's 1989 Stock Option Plan                            (B)

10.6*    Acquisition Agreement made as of April 9, 1998 for the          (E)
         acquisition by the Company of all of the outstanding capital stock of Medilabs, Inc.

10.7*    Rights  Agreement  dated as of March 31, 1998 including         (F)
         Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent

10.8 Asset Sale/Purchase Agreement made as of December 2, 1999 for the acquisition by the Company of the WEB Business of the Medical Marketing Group, Inc.

10.9 Asset/Sale Purchase Agreement made as of December 14, 1999 for the acquisition by the Company's wholly-owned BRLI No. 1 Acquisition Corp. subsidiary of the Health Ford Business of Right Body Foods, Inc.

10.10    Employment Agreement between the Company and Rebecca
         Klafter, chief executive officer of Right Body Foods, Inc., dated December 14, 1999

21       Subsidiaries of the Company

The following are the Company's two wholly-owned subsidiaries:

                                                            Name under which it
Name                      State of Incorporation             Conducts Business
----                      ----------------------             -----------------

Medilabs, Inc.                   New York                        Medilabs
BRLI No. 1 Acquisition Corp.    New Jersey                   Right Body Foods

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

(C) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form SB-2 (File No. 33-68678).

(D) Incorporated by reference to exhibit filed with the Company's Registration Statement on Form S-18 (File No. 33-5048-NY).

(E) Incorporated by reference to exhibit filed with the Company's report on Form 8-K for April 22, 1998.

(F) Incorporated by reference to exhibit filed with the Company's report on Form 8-A dated March 31, 1998.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:  /S/ Marc D. Grodman
------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director

Dated:January 31, 2000

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 31, 2000

/S/ Howard Dubinett
------------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 31, 2000

/S/ Sam Singer
------------------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 31, 2000

/S/ Frank DeVito
------------------------
Frank DeVito
Director
January 31, 2000

/S/ John Roglieri
------------------------
John Roglieri
Director
January 31, 2000

/S/ Gary Lederman
------------------------
Gary Lederman
Director
January 31, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
  Elmwood Park, New Jersey



            We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.








                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.

Cranford, New Jersey
January 7, 2000
[Except for Note 22B as to
which the date is January 26, 2000
and Note 22C as to which the date
is January 19, 2000]

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                               October 31,
                                                               -----------
                                                          1 9 9 9       1 9 9 8
                                                          -------       -------
Assets:
Current Assets:
  Cash and Cash Equivalents                           $  2,128,474   $ 2,784,147
  Accounts Receivable - Net                             18,615,496    20,749,696
  Inventory                                                572,279       587,101
  Certificates of Deposit - Restricted                          --     3,646,250
  Other Current Assets                                     404,124     1,100,867
  Deferred Tax Asset                                            --       344,000
                                                      ------------   -----------

  Total Current Assets                                  21,720,373    29,212,061
                                                      ------------   -----------

Property and Equipment:
  Automobiles                                               41,740        41,740
  Medical Equipment                                      3,466,574     3,263,101
  Leasehold Improvements                                 1,152,599       429,993
  Furniture and Fixtures                                   550,554       508,630
                                                      ------------   -----------

  Totals - At Cost                                       5,211,467     4,243,464
  Less:  Accumulated Depreciation                        3,039,128     2,022,928
                                                      ------------   -----------

  Property and Equipment - Net                           2,172,339     2,220,536
                                                      ------------   -----------

Other:
  Certificate of Deposit - Restricted                           --        33,750
  Due from Related Party                                   138,518       187,118
  Deposits                                                 278,619       303,354
  Goodwill                                               5,396,863     5,746,601
  Intangible Assets                                      1,764,740     2,507,149
  Other Assets                                             846,546       567,769
                                                      ------------   -----------

  Total Other                                            8,425,286     9,345,741
                                                      ------------   -----------

  Total Assets                                        $ 32,317,998   $40,778,338
                                                      ============   ===========




The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEETS
------------------------------------------------------------------------------


                                                                      October 31,
                                                                      -----------
                                                                 1 9 9 9       1 9 9 8
                                                                 -------       -------

Liabilities and Shareholders' Equity:
Current Liabilities:
  Accounts Payable                                          $  5,540,787   $ 4,379,961
  Accrued Salaries and Commissions                             1,349,175     1,367,785
  Accrued Expenses                                               849,463       625,814
  Current Maturities of Long-Term Debt [Net of Discount]       1,215,671     2,071,058
  Notes Payable - Banks                                        8,700,905    12,000,000
  Capitalized Lease Obligation - Short-Term Portion              308,251       229,232
  Taxes Payable                                                  304,098       173,962
                                                            ------------   -----------

  Total Current Liabilities                                   18,268,350    20,847,812
                                                            ------------   -----------

Long-Term Liabilities:
  Long-Term Debt Less Current Maturities                       2,000,000     3,306,617
  Capitalized Lease Obligations - Long-Term Portion              680,538       400,975
                                                            ------------   -----------

  Total Long-Term Liabilities                                  2,680,538     3,707,592
                                                            ------------   -----------

Commitments and Contingencies                                         --            --
                                                            ------------   -----------

Shareholders' Equity:
  Preferred Stock, Par Value $.10  Per Share,
   Authorized 1,062,589 Shares; None Issued                           --            --

  Series A - Senior Preferred Stock, Par Value $.10 Per
   Share, Authorized, Issued and Outstanding 604,078 Shares        60,408        60,408

  Series A - Junior Participating Preferred Stock, Par Value
   $.10 Per Share, Authorized 3,000 Shares; None Issued               --            --

  Common Stock, Par Value $.01 Per Share, Authorized
   18,333,333 Shares; Issued and Outstanding 7,700,777 and
   7,212,910 Shares at October 31, 1999 and 1998,
   Respectively                                                   77,008        72,129

  Additional Paid-in Capital                                  23,294,673    22,998,015

  Accumulated [Deficit]                                      (11,613,433)   (6,634,985)
                                                            ------------   -----------

  Totals                                                      11,818,656    16,495,567
  Deferred Compensation                                         (449,546)     (272,633)
                                                            ------------   -----------

  Total Shareholders' Equity                                  11,369,110    16,222,934
                                                            ------------   -----------

  Total Liabilities and Shareholders' Equity                $ 32,317,998   $40,778,338
                                                            ============   ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                        Y e a r s   e n d e d
                                             -----------------------------------------
                                                         O c t o b e r   3 1,
                                             -----------------------------------------
                                                 1 9 9 9       1 9 9 8       1 9 9 7
                                                 -------       -------       -------


Net Revenues                                 $ 53,856,414   $ 46,553,730   $38,660,184
                                             ------------   ------------   -----------

Cost of Services:
  Depreciation and Amortization                   856,668        704,293      390,953
  Employee Related Expenses                    14,096,914     11,675,839    8,595,078
  Reagents and Laboratory Supplies              6,974,857      5,567,394    4,777,325
  Other Cost of Services                        8,921,898      7,110,482    5,575,918
                                             ------------   ------------   ----------

  Total Cost of Services                       30,850,337     25,058,008   19,339,274
                                             ------------   ------------   ----------

  Gross Profit                                 23,006,077     21,495,722   19,320,910
                                             ------------   ------------   ----------

General and Administrative Expenses:
  Depreciation and Amortization                   974,529        935,370      798,365
  Other General and Administrative Expenses    15,677,788     13,410,446   11,346,007
  Provision for Doubtful Accounts               6,855,221      6,084,941    5,291,507
  Expenses of Impaired Assets                   2,924,371             --           --
                                             ------------   ------------   ----------

  Total General and Administrative Expenses    26,431,909     20,430,757   17,435,879
                                             ------------   ------------   ----------

  [Loss] Income from Operations                (3,425,832)     1,064,965    1,885,031
                                             ------------   ------------   ----------

Non-Recurring Gain on Sale of Intangible
  Assets                                               --        333,900    2,025,689
                                             ------------   ------------   ----------

Other [Income] Expense:
  Interest Expense                              1,465,765      1,280,737    1,124,432
  Interest Income                                (265,069)      (440,155)    (274,887)
  Other Income                                    (15,380)            --           --
                                             ------------   ------------   ----------

  Total Other Expense - Net                     1,185,316        840,582      849,545
                                             ------------   ------------   ----------

  [Loss] Income Before Income Taxes            (4,611,148)       558,283    3,061,175

Provision for Income Tax Expense [Benefit]        367,300        (38,300)    (138,740)
                                             ------------   ------------   ----------

  Net [Loss] Income                          $ (4,978,448)  $    596,583   $3,199,915
                                             ============   ============   ==========

  Net [Loss] Income Per Share                $       (.68)  $        .08   $      .48
                                             ============   ============   ==========

  Net [Loss] Income Per Share - Assuming
   Dilution                                  $       (.68)  $        .07   $      .43
                                             ============   ============   ==========





The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------


                                            Series A                            Additional                            Total
                                    Senior Preferred Stock  Common Stock         Paid-in  Accumulated   Deferred  Shareholders'
                                       Shares   Amount    Shares    Amount       Capital    [Deficit]Compensation    Equity

  Balance - October 31, 1996          604,078  $60,408   6,300,280  $63,003   $22,433,297 $(10,431,483) $ (22,217) $12,103,008

Shares Issued for Deferred Compensation    --       --     815,000    8,150      337,919            --   (346,069)          --

Warrants Issued for Deferred Compensation  --       --          --       --       13,423            --    (13,423)          --

Shares Issued in Connection with an
  Acquisition Agreement                    --       --      54,096      541      127,320            --         --      127,861

Shares Released from Escrow                --       --          --       --       55,201            --         --       55,201

Amortization of Deferred Compensation      --       --          --       --           --            --     38,658       38,658

Net Income for the Year                    --       --          --       --           --     3,199,915         --    3,199,915
                                     --------  -------   ---------  -------   ----------  ------------  ---------  -----------

  Balance - October 31, 1997          604,078   60,408   7,169,376   71,694   22,967,160    (7,231,568)  (343,051)  15,524,643

Amortization of Deferred Compensation      --       --          --       --           --            --     70,418       70,418

Shares Issued on Exercise of Warrants      --       --      43,534      435       30,855            --         --       31,290

Net Income for the Year                    --       --          --       --           --       596,583         --      596,583
                                     --------  -------   ---------  -------   ----------  ------------  ---------  -----------

  Balance - October 31, 1998          604,078   60,408   7,212,910   72,129   22,998,015    (6,634,985)  (272,633)  16,222,934

Shares Issued in Lieu of Compensation      --       --      25,000      250       25,688            --         --       25,938

Shares Issued for Deferred Compensation    --       --     490,000    4,900      270,970            --   (275,870)          --

Escrow Shares Cancelled                    --       --     (27,133)    (271)          --            --         --         (271)

Amortization of Deferred Compensation      --       --          --       --           --            --     98,957       98,957

Net [Loss] for the Year                    --       --          --       --           --    (4,978,448)        --   (4,978,448)
                                     --------  -------   ---------  -------   ----------  ------------  ---------  -----------

  Balance - October 31, 1999          604,078  $60,408   7,700,777  $77,008   $23,294,673 $(11,613,433) $(449,546) $11,369,110
                                     ========  =======   =========  =======   =========== ============  =========  ===========


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------



                                                              Y e a r s   e n d e d
                                                               O c t o b e r   3 1,
                                                       1 9 9 9       1 9 9 8       1 9 9 7
                                                       -------       -------       -------

Operating Activities:
  Net [Loss] Income                                $ (4,978,448)  $    596,583   $3,199,915
                                                   ------------   ------------   ----------
  Adjustments  to Reconcile Net [Loss] Income to
   Net Cash Provided by [Used for]
   Operating Activities:
   Depreciation and Amortization                      1,831,197      1,639,663    1,189,318
   Amortization of Deferred Compensation                 98,957         70,418       38,658
   Amortization of Deferred Interest                     92,000         53,667           --
   Amortization Reversal Due to Legal Settlement             --        (56,859)          --
   Expenses of Impaired Assets                        2,924,371             --           --
   Provision for Doubtful Accounts                    6,855,221      6,084,941    5,291,507
   Other                                                 25,667             --           --
   Nonrecurring Gain on Sale of Intangible Assets            --       (333,900)  (2,025,689)
   Deferred Income Taxes                                344,000        (86,000)    (258,000)

  Changes in Assets and Liabilities
   [Net of Effects from Acquisitions]:
   [Increase] Decrease in:
     Accounts Receivable                             (6,721,021)   (10,990,642)  (7,509,627)
     Other Assets                                      (278,777)      (120,866)    (105,866)
     Inventory                                           14,822        117,625      (59,493)
     Other Current Assets                               696,743        636,478      142,504

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses              740,865       (642,123)    (210,861)
     Taxes Payable                                      130,136       (196,586)     136,030
                                                   ------------   ------------   ----------

   Total Adjustments                                  6,754,181     (3,824,184)  (3,371,519)
                                                   ------------   ------------   ----------

  Net Cash - Operating Activities - Forward           1,775,733     (3,227,601)    (171,604)
                                                   ------------   ------------   ----------

Investing Activities:
  Acquisition of Property and Equipment                (392,102)      (194,558)    (143,613)
  Purchase of Certificate of Deposit - Restricted            --     (3,680,000)  (3,680,000)
  Maturities of Certificate of Deposit - Restricted   3,680,000      3,680,000    3,680,000
  Cash Paid for Medilabs, Inc. Acquisition                   --     (4,000,000)          --
  Cash Acquired During Acquisition                           --         86,412           --
  Reduction [Additions] of Deposits                      24,735         (3,985)       6,907
  Repayment of Related Party Receivable                  48,600         27,000       20,800
  Payment for Acquisition of Intangible Assets               --       (152,867)     (44,375)
  Proceeds from Sale of Intangible Assets                    --             --    4,600,000
                                                   ------------   ------------   ----------

  Net Cash - Investing Activities - Forward        $  3,361,233   $ (4,237,998)  $4,439,719


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

                                                              Y e a r s   e n d e d
                                                               O c t o b e r   3 1,
                                                       1 9 9 9       1 9 9 8       1 9 9 7
                                                       -------       -------       -------

  Net Cash - Operating Activities - Forwarded      $  1,775,733   $ (3,227,601)  $ (171,604)
                                                   ------------   ------------   ----------

  Net Cash - Investing Activities - Forwarded         3,361,233     (4,237,998)  $4,439,719
                                                   ------------   ------------   ----------

Financing Activities:
  Proceeds from Long-Term Debt                               --      4,000,000           --
  Payments of Long-Term Debt                         (2,254,004)    (1,001,368)    (739,895)
  Payments of Capital Lease Obligations                (239,540)      (178,954)    (216,448)
  Payments of Subordinated Notes Payable                     --         (1,339)    (234,390)
  [Decrease] Increase in Revolving Line of Credit    (3,299,095)     4,386,292   (2,317,031)
  Decrease in Restricted Cash                                --        852,000           --
  Proceeds from Exercise of Warrants                         --         31,290           --
                                                   ------------   ------------   ----------

  Net Cash - Financing Activities                    (5,792,639)     8,087,921   (3,507,764)
                                                   ------------   ------------   ----------

  Net [Decrease] Increase in Cash and Cash
   Equivalents                                         (655,673)       622,322      760,351

Cash and Cash Equivalents - Beginning of Years        2,784,147      2,161,825    1,401,474
                                                   ------------   ------------   ----------

   Cash and Cash Equivalents - End of Years        $  2,128,474   $  2,784,147   $2,161,825
                                                   ============   ============   ==========

  Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                      $  1,437,602   $  1,179,533   $1,118,540
     Income Taxes                                  $     33,736   $    120,407   $   44,136

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  During 1997, the Company incurred four capital lease obligations totaling $252,279 in connection with the acquisition of medical equipment.

  In fiscal 1997, the Company issued debt in the amount of $108,000 in connection with the acquisition of a customer list related to a 1994 agreement.

  During 1998, the Company incurred two capital lease obligations totaling $93,143 in connection with the acquisition of medical equipment.

  During 1999, the Company incurred seven capital lease obligations totaling $598,122 in connection with the acquisition of medical equipment and leasehold improvements.

  In May 1999, the Company recorded $625,000 in intangible assets and accrued expenses related to an employment agreement.

[See Notes 7, 13, 16 and 22] for additional non-cash transactions]


The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Organization and Business

Bio-Reference Laboratories, Inc. was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been in clinical laboratory operations, principally servicing the greater New York metropolitan area and providing specialty services throughout the United States. Bio-Reference Laboratories, Inc. and its wholly-owned subsidiary [the "Company"] markets its clinical laboratory testing services directly to physicians, hospitals, clinics, and other health facilities.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. The operations of GenCare Biomedical Research Corporation are included in operations from January 1, 1995 through September 30, 1997 [See Note 20]. The operations of Medilabs, Inc. are included in operations commencing April 9, 1998 [See Note 16].

Revenue Recognition - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are as follows:
                                                    Y e a r s  e n d e d
                                           ----------------------------------
                                                     O c t o b e r  3 1,
                                           ----------------------------------
                                             1 9 9 9     1 9 9 8     1 9 9 7
                                             -------     -------     -------

Gross Revenues                            $125,958,897 $102,351,588 $80,462,096
                                          ------------ ------------ -----------
Contractual Adjustments and Discounts:
  Medicare/Medicaid Portion                 38,779,145   33,064,535  23,090,659
  Other                                     33,323,338   22,733,323  18,711,253
                                          ------------ ------------  ----------

  Total Contractual Adjustments and
   Discounts                                72,102,483   55,797,858  41,801,912
                                          ------------ ------------  ----------

  Net Revenues                            $ 53,856,414 $ 46,553,730 $38,660,184
  ------------                            ============ ============ ===========

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for doubtful accounts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $15,312,935, $13,494,475 and $8,564,436 as of October 31, 1999,
1998 and 1997, respectively.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

Deferred Income Taxes [Continued] - Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Net Income Per Share - Basic EPS is based on average common shares outstanding and diluted EPS includes the effects of potential common stock, such as, options and warrants, if dilutive. Securities that could potentially dilute earnings in the future are listed in Notes 9 and 22.

Impairment - Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. During the year ended October 31, 1999, an impairment of $2,924,371 was recorded in connection with assets acquired for the hemo-dialysis business. The breakdown of this expense was an increase in the allowance for related accounts receivable of approximately $2,000,000 and the write down of goodwill of approximately $900,000 as a result of management's intent to no longer pursue the hemo-dialysis business. Accordingly, the Company has made revisions to future endeavors in this area.

Property and Equipment - Property and equipment are carried at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years. Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $1,038,421, $820,226 and $419,462 for the years ended October 31, 1999, 1998 and 1997, respectively.

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

Goodwill - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 1999, 1998 and 1997 of $349,738, $254,022 and $203,490,
respectively. The balance sheet reflects accumulated amortization of $1,597,767 and $1,248,029 as of October 31, 1999 and 1998, respectively.

Intangible Assets - Intangible assets are amortized using the straight-line method. The statements of operations reflect amortization expense related to intangible assets of $443,038, $565,415 and $566,366 for the years ended October 31, 1999, 1998 and 1997, respectively. The balance sheet reflects accumulated amortization of $2,271,436 and $2,173,034 as of October 31, 1999 and 1998,
respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

Intangible Assets [Continued] - A summary is as follows:
                                                 Accumulated Net of Accumulated
                                                 Amortization  Amortization
                                                  October 31,   October 31,
   Intangible Asset     Life in Years   Cost       1 9 9 9       1 9 9 9
   ----------------     -------------   ----       -------       -------

Customer Lists                 20   $ 1,449,202  $   578,736  $   870,466
Covenants Not-to-Compete  3 - 7.5     1,020,000      977,574       42,426
Employment Agreement        5 - 7     1,025,000      444,643      580,357
Costs Related to
 Acquisitions              1 - 20       385,969      245,426      140,543
Patent                         17       156,005       25,057      130,948
                                    -----------  -----------  -----------

  Totals                            $ 4,036,176  $ 2,271,436  $ 1,764,740
  ------                            ===========  ===========  ===========

                                                 Accumulated Net of Accumulated
                                                 Amortization  Amortization
                                                  October 31,   October 31,
   Intangible Asset     Life in Years   Cost       1 9 9 8       1 9 9 8
   ----------------     -------------   ----       -------       -------

Customer Lists                 20   $ 2,469,202 $   620,143    $ 1,849,059
Covenants Not-to-Compete  3 - 7.5     1,200,000     965,279        234,721
Employment Agreement            5       400,000     366,669         33,331
Costs Related to
 Acquisitions              1 - 20       454,976     205,260        249,716
Patent                         17       156,005      15,683        140,322
                                    ----------- -----------    -----------

  Totals                            $ 4,680,183 $ 2,173,034    $ 2,507,149
  ------                            =========== ===========    ===========

Advertising Costs -Advertising costs are expensed when incurred. Advertising costs amounted to approximately $548,000, $819,000 and, $467,000 and for the years ended October 31, 1999, 1998 and 1997, respectively.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had $1,113,418 and $1,843,186 in cash equivalents at October 31, 1999 and 1998, respectively.

[3] Note Payables - Banks

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of the outstanding principal balance of any term loans with the same bank. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The certificate of deposit interest rate was 5% through March 25, 1999. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1999 and 1998, the Company was in default of certain covenants, however, the Company subsequently received bank waivers for these defaults [See Note 22B]. As of October 31, 1998, the Company utilized $12,000,000 of this credit facility. As of October 31, 1999, the Company utilized $8,700,905 of this credit facility.

Prime rate at October 31, 1999 and 1998 was 8.25% and 8.0%, respectively.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 1999 and 1998 was 9.22% and 8.75%, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------




[4] Long-Term Debt
                                                               October 31,
                                                               -----------
                                                           1 9 9 9    1 9 9 8
                                                           -------    -------

[A]  Note Payable to LTC Service and Holdings, Inc.
     Due April 2000. Interest imputed at 11.6%,
     unsecured.                                          $  415,671 $ 1,323,667

[B]  Notes Payable to PNC Bank.  Due April 2002.
     Interest at prime plus 2% for the unsecured portion
     and prime plus 1.6% for the secured portion.         2,800,000   3,600,000

     Note Payable to PNC Bank.  Due October 1999.
     Interest at prime plus 1.00%.                               --      86,424

     Notes Payable to PNC Bank.  Due July 2000.
     Interest at prime plus 1.00% and certificate of
     deposit rate plus 2%.                                       --     315,259

     Other                                                       --      52,325
                                                         ---------- -----------

Totals                                                    3,215,671   5,377,675
Less:  Current Maturities                                 1,215,671   2,071,058
                                                         ---------- -----------

  Long-Term Debt                                         $2,000,000 $ 3,306,617
  --------------                                         ========== ===========

[A] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. from LTC Service and Holdings, Inc. The purchase price consisted of $4,000,000 cash plus a $1,500,000 promissory note payable without interest in three semi-annual installments commencing April 1999. Interest was imputed at a rate of 11.6% on this note.

[B] In April 1998, the Company entered into an agreement to borrow $4,000,000 from PNC Bank. The note is payable in forty-seven principal installments of $66,667 commencing May 1, 1998 and one final balloon payment. The unsecured portion of $2,000,000 bears interest at an annual rate of 10.25% to 10.5%. The secured portion of $2,000,000 bears interest at an annual rate of 9.85% to 10.10%. This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 3] with the same lender.

Maturities of debt at October 31, 1999 in each of the next five years are as follows:

2000                                $ 1,215,671
2001                                    800,000
2002                                  1,200,000
2003                                         --
2004                                         --
                                    -----------

  Total                             $ 3,215,671
  -----                             ===========

[5] Related Party Transactions

On October 1, 1989, an unsecured promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. As of October 31, 1999 and 1998, $138,518 and $187,118 was remaining on the note. This note is non-interest bearing and has no fixed terms.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[6] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

                                                           October 31,
                                                  -----------------------------
                                                  1 9 9 9   1 9 9 8   1 9 9 7
                                                  -------   -------   -------

U.S. Federal Statutory Rate                        (34.0)%    34.0 %     34.0%
State and Local Income Taxes, Net of U.S.
  Federal Income Tax Benefit                          -- %     9.0 %     10.0%
Other                                                 -- %   (11.1)%     (7.5)%
Utilization of Net Operating Loss Carryforwards       -- %   (38.8)%    (41.0)%
Change in Valuation Allowance                       42.0 %      --%        -- %
                                                  ------    ------    -------

  Actual Rate                                        8.0 %    (6.9)%     (4.5)%
  -----------                                     ======    ======    =======

The provision for income taxes shown in the consolidated statements of operations consist of the following:
                                                      October 31,
                                          -------------------------------------
                                              1 9 9 9     1 9 9 8     1 9 9 7
                                              -------     -------     -------
Current:
  Federal                                $       --    $   16,200  $   79,947
  State and Local                            23,300        31,500      39,313

Deferred:
  Federal                                   272,000[1]    (68,000)   (204,000)
  State and Local                            72,000[1]    (18,000)    (54,000)
                                         ----------    ----------  ----------

  Total Provision for Income Taxes       $  367,300    $  (38,300) $ (138,740)
  --------------------------------       ==========    ==========  ==========

[1] Increase in deferred tax valuation allowance.

For the year ended October 31, 1998, the Company utilized approximately $500,000 of net operating loss carryforwards which resulted in a tax benefit for federal and state purposes of approximately $200,000. For the year ended October 31, 1997, the Company utilized approximately $3,600,000 of net operating loss carryforwards which resulted in a tax benefit for federal and state purposes of approximately $1,450,000.

At October 31, 1999, the Company had net operating loss carryforwards of approximately $9,345,000 for federal income tax purposes, which expire in years 2006 through 2014. In addition, the Company had net operating losses for state purposes. The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area. The following summarizes the operating loss carryforwards by year of expiration:

                                  Federal     New Jersey     New York
Expiration Date                   Amount        Amount        Amount

   2000                         $       --   $ 2,375,000   $       --
   2006                            825,000            --      383,000
   2007                          1,255,000            --    1,253,000
   2008                          2,375,000            --    2,373,000
   2009                            390,000            --           --
   2014                          4,500,000     4,500,000    4,500,000
                                ----------   -----------   ----------

   Total                        $9,345,000   $ 6,875,000   $8,509,000
   -----                        ==========   ===========   ==========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------


[6] Income Taxes [Continued]

At October 31, 1998, the Company had a deferred tax asset of approximately $2,000,000 and a valuation allowance of approximately $1,656,000 related to the asset, a decrease of $286,000 since October 31, 1997. The deferred tax asset primarily relates to net operating loss carryforwards.

At October 31, 1999, the Company had a deferred tax asset of approximately $4,000,000 and a valuation allowance of approximately $4,000,000 related to the asset, an increase of $2,344,000 since October 31, 1998. The deferred tax asset primarily relates to net operating loss carryforwards.

[7] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,669,667 shares of preferred stock, $.10 par value. On April 20, 1993, in order to facilitate the Company's 1993 proposed public offering, Dr. Grodman canceled his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase shares of Common Stock held by Dr. Grodman, his wife and an affiliated entity (the "Grodman Group") exercisable to purchase an aggregate 604,078 shares of Common Stock at prices ranging from $1.4438 to $1.50 or an average price of $1.47 per share, in consideration for the issuance to the Grodman Group of 604,078 shares of a new class of senior preferred stock, $.10 par value per share ("Senior Preferred Stock"). Each share of Senior Preferred Stock had the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock and for a period of 10 years after issuance, was convertible into one share of Common Stock upon payment of a conversion price of $1.50 per share. The 604,078 shares of Senior Preferred Stock were issued to the Grodman Group on August 23, 1993. On May 13, 1997, pursuant to a recapitalization, the Senior
Preferred Stock was retired in exchange for a new class of Series A Senior Preferred Stock issued to the Grodman Group. The new Series A Senior Preferred Stock is convertible into an aggregate 604,078 shares of Common Stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of Common Stock.

Holders of the Company's Common Stock are entitled to one vote per share on matters submitted for shareholder vote. Holders are also entitled to receive dividends ratably, if declared. In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On March 31, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock and each outstanding share of Series A Senior Preferred
Stock. Each Right entitles the registered holder to purchase one one-ten-thousandth of a share of Series A Junior Participating Preferred Stock [the "Junior Preferred Stock"] from the Company at a price of $4.00. Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of each one-ten-thousandth of a share of Junior Preferred Stock is intended to approximate the value of one share of Common Stock. Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable. Each outstanding share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend of $.05 per share and will be entitled to an aggregate dividend of 10,000 times the dividend declared per share of Common Stock. In the event of liquidation, the holders of the Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $10,000 per share and will be entitled to an aggregate payment of 10,000 times the payment made per share of Common Stock. Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock and the Series A Senior Preferred Stock. In the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 10,000 times the amount received per share of Common Stock. The Rights are protected by customary anti-dilution provisions. The Rights are not exercisable unless any one of certain triggering events occur including the acquisition by an individual or entity and their associates of 25% or more of the outstanding shares of Common Stock. The Shareholder Rights Plan is designed to protect the Company and its shareholders from coercive, unfair and inadequate takeover bids and practices. The Plan is designed to strengthen the Board of Directors' ability to deter a person or group from attempting to gain control of the Company without offering a fair price and equal treatment to all shareholders.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------



[7] Capital Transactions [Continued]

[B] Equity Transactions for Services - In May 1997, the Company issued 815,000 shares of common stock and warrants to purchase 58,534 shares of the Company's common stock at a price of $.71875 in connection with employment and consulting agreements and a two year extension on a loan agreement. Included in the 815,000 shares issued were 740,000 shares to three officers of the Company. The shares are forfeitable in part in various amounts if the employee's employment is terminated "for cause" or at his option "without good reason" prior to May 1, 2000.

In fiscal 1999, the Company issued 515,000 shares of common stock and options to purchase 436,000 shares of the Company's common stock at prices ranging between $.594 and $.719 in connection with employment and consulting agreements.

[8] Income Per Share

                                             For the Year Ended October 31, 1999
                                           -------------------------------------
                                                                       Per Share
                                              Income      Shares        Amount
Basic EPS:
  [Loss] Income Available to Common
   Stockholders                            $(4,978,448)  7,357,235   $    (.68)

Effect of Dilutive Securities:
  Convertible Preferred Stock                       --          --
  Warrants/Options                                  --          --
                                           -----------  ----------

Diluted EPS:
  [Loss] Income Available to Common
   Stockholders Plus Assumed Conversions   $(4,978,448)  7,357,235   $    (.68)
                                           -----------  ----------   ---------

Incentive stock options to purchase 612,041 shares of common stock and non-incentive stock options and warrants to purchase 954,100 shares of common stock were outstanding at October 31, 1999 but were not included in the computation of diluted EPS because they were antidilutive. These securities could potentially dilute earnings per share in the future.

                                             For the Year Ended October 31, 1998
                                          --------------------------------------
                                                                       Per Share
                                             Income       Shares        Amount
Basic EPS:
  Income Available to Common Stockholders $   596,583    7,196,299   $      .08

Effect of Dilutive Securities:
  Convertible Preferred Stock                      --      278,137
  Warrants/Options                                 --      492,568
                                          -----------   ----------

Diluted EPS:
  Income Available to Common Stockholders
   Plus Assumed Conversions               $   596,583    7,967,004   $      .07
                                          -----------   ----------   ----------

Warrants and options to purchase 5,448,339 shares of common stock at $3.00 to $6.75 per share were outstanding at October 31, 1998 but were not included in the computation of diluted EPS because the exercise price of these items was greater than the average market price of the common shares. These securities could potentially dilute earnings per share in the future. Warrants to purchase 5,253,339 shares of common stock expired in November 1998.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[8] Income Per Share [Continued]

                                           For the Year Ended October 31, 1997
                                          ------------------------------------
                                                                       Per Share
                                              Income       Shares       Amount
Basic EPS:
  Income Available to Common Stockholders   $3,199,915    6,685,155  $       .48

Effect of Dilutive Securities:
  Convertible Preferred Stock                       --      244,108
  Warrants/Options                                  --      450,650
                                            ----------   ----------

Diluted EPS:
  Income Available to Common Stockholders
   Plus Assumed Conversions                 $3,199,915    7,379,913  $       .43
                                            ----------   ----------  -----------

Warrants and options to purchase 5,651,673 shares of common stock at $1.50 to $6.75 per share were outstanding at October 31, 1997 but were not included in the computation of diluted EPS because the exercise price of these items was greater than the average market price of the common shares. These securities could potentially dilute earnings per share in the future.

[9] Stock Options and Warrants

[A] Employment Incentive Stock Options - In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock. Under the terms of its stock option plans, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. These stock options are exercisable up to ten years from the date of grant. At October 31, 1999 and 1998, there were 12,291 shares reserved for future grants under the plan. No stock appreciation rights have been granted. In May 1997, the Company's board of directors approved the cancellation of all of the outstanding employee incentive stock options for new options at an exercise price of $.71875 which reflected fair market value. Following is a summary of transactions:
                                                               Weighted Average
                                                   Shares Under Exercise Price
                                                       Options    Per Share

Outstanding at October 31, 1996                       482,044      $  .72
Granted During the Year                               210,000         .76
Expired During the Year                               (34,334)        .72
Exercised During the Year                                  --          --
                                                    ---------      ------

  Outstanding and Eligible for Exercise at
   October 31, 1997                                   657,710         .73
  ------------------

Granted During the Year                                    --          --
Expired During the Year                                (3,334)        .72
Exercised During the Year                              (8,334)        .72
                                                    ---------      ------

  Outstanding and Eligible for Exercise at
   October 31, 1998                                   646,042         .73
  -----------------

Granted During the Year                                    --          --
Expired During the Year                               (34,001)        .72
Exercised During the Year                                  --          --
                                                    ---------      ------

  Outstanding and Eligible for Exercise at
    October 31, 1999                                  612,041      $  .73
  ------------------                                  =======      ======

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------




[9] Stock Options and Warrants [Continued]

                                        Outstanding and Exercisable Options
                                        -----------------------------------
                                                     Weighted
                                                      Average
                                        Number of   Remaining  Weighted Average
                                      Shares Under  Contractual  Exercise Price
Exercise Price Range                     Option        Life         Per Share
--------------------                     ------        ----         ---------

$.71875 to $.790625 Per Share            612,041      8 Years       $     .73

The weighted average grant date fair value of options granted during the year ended October 31, 1997 was $.2486 per share.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for stock-based employee compensation awards was $-0- for the years ended October 31, 1999, 1998 and 1997.

[B] Non Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of transactions:

                                                                     Weighted
                                                     Shares Under     Average
                                                       Options    Exercise Price
                                                    and Warrants     Per Share
                                                    ------------     ---------

  Outstanding and Eligible for Exercise at
   October 31, 1996                                    6,022,380      $ 4.63
  -----------------

Granted During the Year                                  381,300         .72
Expired During the Year                                 (584,871)       1.45
Exercised During the Year                                     --          --
                                                      ----------      ------

  Outstanding and Eligible for Exercise at
    October 31, 1997                                   5,818,809        4.71
  ------------------

Granted During the Year                                       --          --
Expired During the Year                                 (206,668)       5.00
Exercised During the Year                                (35,200)        .72
                                                      ----------      ------

  Outstanding and Eligible for Exercise at
     October 31, 1998                                  5,576,941        4.73
  -------------------

Granted During the Year                                  436,000         .87
Expired During the Year                               (5,058,841)       5.03
Exercised During the Year                                     --          --
                                                      ----------      ------

  Outstanding and Eligible for Exercise at
     October 31, 1999                                    954,100      $ 1.37
  -------------------                                 ==========      ======

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[9] Stock Options and Warrants [Continued]

During the year ended October 31, 1997, 35,200 shares under warrants were granted to three non- employees and 23,334 shares under warrants were canceled for new warrants at a price of $.71875 which represents fair market value at the time of grant. The fair value of each warrant granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6%, a weighted average expected life of 1 year based on Company expectations and the required minimum two year holding period, and a weighted average expected volatility of 84.09%. Dividends are not expected to be available to shareholders during the expected life of the warrants. The fair value of these options issued in May of 1997 of $13,423 [$.2486 per share] has been accounted for as deferred compensation for the year ended October 31, 1997 and is being expensed over the term of the agreements. Total compensation expense recognized against income for this deferred compensation was $2,848, $2,848 and $2,254, respectively, for the years ended October 31, 1999, 1998 and 1997.

During the years ended October 31, 1999 and 1997, 436,000 and 346,100 shares, respectively, under options were granted to employees. The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for employee nonincentive stock option and warrants was $-0- for the years ended October 31, 1999, 1998 and 1997.

                                Outstanding and Exercisable Options and Warrants
                                ------------------------------------------------
                                                    Weighted
                                       Number of    Average
                                     Shares Under  Remaining Weighted Average
                                      Options and Contractual Exercise Price
Exercise Price Range                    Warrants     Life        Per Share
--------------------                    --------     ----        ---------

Options - $.594 to $.719 Per Share       498,100    5 Years       $   .69
Options - $1.00 Per Share                286,000    4 Years       $  1.00
Options - $3.00 Per Share                 20,000    1 Year        $  3.00
Options - $4.125 Per Share               150,000 Expires 4/00     $ 4.125
                                      ----------

                                         954,100

These options have weighted average remaining contractual lives of three years. The weighted average grant date fair value of options granted during the year ended October 31, 1997 was $.2486 per share. The weighted average grant date fair value of options granted during the year ended October 31, 1999 was $.3485 per share.

[A] and [B] Pro Forma - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 612,041 shares under employee incentive stock options and the 436,000 and 346,100 shares under employee nonincentive stock options and warrants for the years ended October 31, 1999, 1998 and 1997, net income and earnings per share would have been as follows:

                                        1 9 9 9       1 9 9 8     1 9 9 7
                                        -------       -------     -------
Net [Loss] Income:
  As Reported                         $(4,978,448) $   596,583   $3,199,915
                                      ===========  ===========   ==========
  Pro Forma                           $(5,130,411) $   596,583   $2,950,000
                                      ===========  ===========   ==========

Basic [Loss] Earnings Per Share:
  As Reported                         $     (.68)  $       .08   $      .48
                                      ==========   ===========   ==========
  Pro Forma                           $     (.70)  $       .08   $      .44
                                      ==========   ===========   ==========

Diluted [Loss] Earnings Per Share:
  As Reported                         $     (.68)  $       .07   $      .43
                                      ==========   ===========   ==========
  Pro Forma                           $     (.70)  $       .07   $      .40
                                      ==========   ===========   ==========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------




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

                   Risk-Free                        Expected        Expected
Year Ended       Interest Rate    Expected Life    Volatility       Dividends

October 31, 1997      6%             1 Year         84.09%            None
October 31, 1999      6%             1 Year     97.89% -104.28%       None

[10] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years. At October 31, 1999, the aggregate minimum commitment under these contracts and agreements, excluding commissions or consumer price index increases, was approximately as follows:

October 31,
  2000                  $ 1,526,000
  2001                    1,345,000
  2002                    1,174,000
  2003                      710,000
  2004                      683,000
  Thereafter                277,000
                        -----------

  Total                 $ 5,715,000
  -----                 ===========

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, eight employment agreements which provide for annual aggregate minimum commitments of approximately $630,000 have no termination dates.

The Company pays premiums on life insurance policies for three key officers. In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their policies. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company. At October 31, 1999 and 1998, $695,726 and $567,769 is included in other assets which represents the amount of premiums paid to date. At October 31, 1999 and 1998, cash surrender values on these policies were in excess of amounts receivable.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------


[11] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in 2004 as follows:

                                               October 31,
                                               -----------
                                           1 9 9 9    1 9 9 8
                                           -------    -------

Medical Equipment                         $1,325,238 $1,168,027
Furniture and Fixtures                           --      11,565
                                          ---------   ---------

Totals                                    1,325,238   1,179,592
Less: Accumulated Depreciation              385,032     461,259
                                          ---------   ---------

  Net                                     $ 940,206  $  718,333
  ---                                     =========  ==========

Depreciation expense on assets under capital leases was $202,589, $198,280 and $83,853 for the years ended October 31, 1999, 1998 and 1997, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
  2000                                         $  430,580
  2001                                            331,333
  2002                                            232,001
  2003                                            185,164
  2004                                             87,771
  Thereafter                                           --
                                               ----------

  Total                                         1,266,849
  Less:  Interest                                 278,060
                                               ----------

  Present Value of Minimum Lease Payments      $  988,789
  ---------------------------------------      ==========

[12] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1999 to 2006. Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 1999, 1998 and 1997 was $2,848,225, $2,180,112 and $1,796,839, respectively.
There were no contingent rental amounts due through October 31, 1999.

Aggregate future minimum rental payments on noncancelable operating leases (exclusive of several month to month leases aggregating approximately $1,000,000 annually) are as follows:

                                                 Property      Equipment
October 31,
  2000                                         $  789,619   $   770,065
  2001                                            613,292       556,647
  2002                                            470,400       325,690
  2003                                            442,789       230,479
  2004                                            166,463       121,171
  Thereafter                                        8,017            --
                                               ----------   -----------

   Totals                                      $2,490,580   $ 2,004,052
   ------                                      ==========   ===========

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #13
------------------------------------------------------------------------------



[13] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations [See Note 22C].

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"] alleging that SBCL materially and repeatedly breached its obligations and its representations and warranties made in the Asset Agreement and the Non-Competition Agreement pursuant to which the Company purchased certain assets from SBCL and claims unspecified amounts of compensatory and punitive damages and related costs. As a result of its allegations against SBCL, the Company did not make any payments with respect to the $600,000 note payable. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company cancelled the $600,000 note payable as well as the related goodwill of approximately $550,000. The settlement was subject to the consent of the Company's principal lending bank which consent was received in January 1999. In addition, management decided to no longer pursue the hemo-dialysis business and accordingly made revisions to its future business endeavors. Accordingly, the Company recorded an impairment of approximately $2,900,000 on related hemo-dialysis assets in fiscal 1999 of which $2,000,000 was for related accounts receivable and $900,000 was for goodwill [See Note 2].

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

[15] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 1999, the Company had approximately $1,846,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

At October 31, 1998, the Company had approximately $6,545,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits. Approximately $3,680,000 of this amount represented collateral for demand loans with the same financial institution. [See restricted certificates of deposit on consolidated balance sheet].

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #14
------------------------------------------------------------------------------




[15] Significant Risks and Uncertainties [Continued]

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

                                               O c t o b e r  3 1,
                                    -----------------------------------------
                                           1 9 9 9               1 9 9 8
                                    --------------------  -------------------
                                     Carrying    Fair      Carrying      Fair
                                      Amount     Value      Amount       Value

Long-Term Debt                     $2,000,000 $2,000,000  $3,306,617  $3,306,617
Capitalized Lease Obligations      $  680,538 $  654,764  $  400,975  $  381,637

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 5].

[18] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $50,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess. Health insurance expense for the years ended October 31, 1999, 1998 and 1997, totaled approximately $287,000, $279,000 and $232,000, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #15
------------------------------------------------------------------------------


[19] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service. The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax- deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 1999, 1998 and 1997, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.

[20] Non-recurring Gain on Sale of Intangible Assets

On September 30, 1997, the Company entered into an agreement to sell certain customer lists, its "GenCare" tradename and rights under two GenCare contracts to another laboratory for $4,600,000 in cash and $1,400,000 payable in four equal installments every six months beginning April 1, 1998, provided however that certain target revenues are reached. If target revenues are not reached amounts payable under the contract will be decreased up to a maximum of $700,000. The Company and certain of its officers entered into a noncompetion agreement with the purchaser as part of this agreement. The Company recorded a non-recurring gain of $2,025,689 and $333,900 during October 31, 1997 and 1998, respectively, related to this sale. The $700,000 in contingent receivables were included in the calculation of gain on this sale for the year ended October 31, 1998 when target revenues were reached. This receivable was collected in fiscal 1999.

[21] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 137 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

[22] Subsequent Events

[A] Asset Purchase Agreements - On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals. Bio-Reference Laboratories, Inc. delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements. The fair value of the 200,000 shares of common stock is approximately $200,000. The Company has also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for $40,000 in the initial year and $50,000 in any subsequent year. The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #16
------------------------------------------------------------------------------



[22] Subsequent Events [Continued]

[A] Asset Purchase Agreements [Continued] - On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in the manufacture of certain health food products. The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non- competition agreement. The Company entered into an employment agreement in connection with this purchase. The fair value of the 200,000 shares of common stock is approximately $200,000. The Company also entered in an employment agreement for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 in 24 monthly installments.

[B] Bank Waivers - On January 26, 2000, the Company obtained from PNC Bank a waiver for the Company's October 31, 1999 default on its tangible net worth, net worth and capital expenditure covenants.

[C] NJ Medicaid Pending Settlement - In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim made against the Company by the State of New Jersey. The alleged claim was received by the Company on December 28, 1999. The claim alleged that the Company was reimbursed by the State for claims submitted which, although authorized by the physician, did not bear the physician's actual signature. The Company immediately disputed the claim.

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid entered into a compromise agreement on January 19, 2000 to a full settlement for this claim in the amount of $227,000. The Company has accrued this settlement amount in its October 31, 1999 financials. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the Division of Medical Assistance. Approval of the settlement is being recommended to the Director.





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






                                          MOORE STEPHENS, P. C.
                                          Certified Public Accountants.
Cranford, New Jersey
January 7, 2000

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997.
------------------------------------------------------------------------------




         (a)                        (b)        (c)         (d)          (e)

                                Balance at Charged to  Deductions     Balance
                                 Beginning  Cost and  To Valuation    at End
     Description                 of Period  Expenses    Accounts     of Period
     -----------                 ---------  --------    --------     ---------


Year Ended October 31, 1999
  Allowance for Doubtful
  Accounts and Contractual
  Credits                      $13,494,475 $85,674,430 $(83,855,970) $15,312,935
                               =========== =========== ============  ===========

Year Ended October 31, 1998
  Allowance for Doubtful
  Accounts and Contractual
  Credits                      $ 8,564,436 $72,137,649 $(67,207,610) $13,494,475
                               =========== =========== ============  ===========

Year Ended October 31, 1997
  Allowance for Doubtful
  Accounts and Contractual
  Credits                      $ 5,357,096 $47,593,419 $(44,386,079) $8,564,436
                               =========== =========== ============  ==========