Form 10-Q
period 2000-01-31
BIO REFERENCE LABORATORIES INC
filed 2000-03-15
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2000
                               ----------------

                                       AND

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number  0-15266
                        -------

                        BIO-REFERENCE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                       22-2405059
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ                             07407
------------------------------------------                        --------------
(Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)     (201) 791-2600
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

                                   Yes  /X/    No ---
                                        --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,100,782 shares of Common Stock ($.01 par value) at March 15, 2000.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                JANUARY 31, 2000

                                    I N D E X

                                                                            Page

PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Balance Sheets as of January 31, 2000 (unaudited)
              and October 31, 1999.                                            1

            Statements of Operations (unaudited) for the
              three months ended January 31, 2000 and January 31,
              1999                                                             3

            Statements  of Cash  Flows  (unaudited)  for the three  months
              ended January 31, 2000 and January 31, 1999                      4

            Notes to financial statements                                      5


   Item 2.  Management's Discussion and Analysis of Financial

            Condition and Results of Operations                                9


PART II.   OTHER INFORMATION                                                  12


   Item 6.  Exhibits and Reports on Form 8-K

   Signatures                                                                 13

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                               January 31,           October 31,
                                                                   2000                 1999
                                                               ------------          -----------
                                                               (Unaudited)

CURRENT ASSETS:
--------------

  Cash and Cash Equivalents                                  $    2,225,059     $     2,128,474
  Accounts Receivable (Net)                                      19,785,723          18,615,496
  Inventory                                                         584,284             572,279
  Other Current Assets                                              450,895             404,124
                                                                -----------         -----------
    TOTAL CURRENT ASSETS                                     $   23,045,961     $    21,720,373
    --------------------                                         ----------          ----------

  PROPERTY, PLANT AND EQUIPMENT                              $    5,475,008     $     5,211,467
  -----------------------------
    LESS:  Accumulated Depreciation                               3,279,970           3,039,128
    ----                                                          ---------           ---------
  TOTAL PROPERTY,

  PLANT AND EQUIPMENT - NET                                  $    2,195,038     $     2,172,339
  -------------------------                                       ---------           ---------

OTHER ASSETS:
------------
   Due from Related Party                                           122,318             138,518
   Deposits                                                         253,878             278,619
   Goodwill (Net of Accumulated
    Amortization of $1,686,106 and $1,597,767 respectively)       5,308,524           5,396,863
   Deferred Charges (Net of Accumulated

    Amortization of $2,350,502 and $2,271,436 respectively)       2,751,394           1,764,740
      Other Assets                                                  927,762             846,546
                                                                 ----------          ----------

   TOTAL OTHER ASSETS                                        $    9,363,876     $     8,425,286
   ------------------                                             ---------           ---------

   TOTAL ASSETS                                              $   34,604,875     $    32,317,998
   ------------                                                  ==========          ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                   January 31,        October 31,
                                                                       2000               1999
                                                                   -------------      -------------
                                                                   (Unaudited)
                                                                   -----------
CURRENT LIABILITIES:
-------------------
  Accounts Payable                                                $    4,955,513      $   5,540,787
  Salaries and Commissions Payable                                     1,180,423          1,349,175
  Accrued Expenses                                                       784,733            849,463
  Current Portion of Long-Term Debt                                    1,281,235          1,215,671
  Current Portion of Leases Payable                                      332,405            308,251
  Notes Payable                                                       10,122,324          8,700,905
  Taxes Payable                                                          403,994            304,098
                                                                    ------------        -----------
    TOTAL CURRENT LIABILITIES                                     $   19,060,627      $  18,268,350
    -------------------------                                       ------------         ----------

LONG-TERM LIABILITIES:
---------------------
  Long-Term Portion of Long-Term Debt (Net of Discount)                2,411,618          2,000,000
  Long-Term Portion of Leases Payable                                    794,436            680,538
                                                                    ------------         ----------

        TOTAL LONG-TERM LIABILITIES                               $    3,206,054      $   2,680,538
        ---------------------------                                 ------------          ---------

SHAREHOLDERS' EQUITY:
--------------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                   $           --      $          --
 Series A Senior Preferred Stock, $.10 Par Value;
    Authorized Issued and Outstanding 604,078 shares                      60,408             60,408
 Series A - Junior Participating Preferred Stock,
    $.10 Par Value, Authorized 3,000 Shares.                      $           --      $          --
  Common Stock, $.01 Par Value;
    Authorized  18,333,333  shares,  Issued and Outstanding
    8,100,782 shares at January 31, 2000 and 7,700,777 shares
    at October 31, 1999                                                   81,008             77,008

  Additional Paid-In Capital                                          24,315,873         23,294,673

  Accumulated [Deficit]                                              (11,709,001)       (11,613,433)
                                                                    ------------         ----------
  Totals                                                          $   12,748,288      $  11,818,656
  Deferred Compensation                                                 (410,094)          (449,546)
                                                                    ------------         ----------

    TOTAL SHAREHOLDERS' EQUITY                                    $   12,338,194      $  11,369,110
    --------------------------                                      ------------         ----------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                         $   34,604,875      $  32,317,998
   --------------------                                             ============         ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                   [UNAUDITED]

                                                          Three months ended
                                                              January 31,
                                                          ------------------
                                                    2000                  1999
                                                   -------              -------

NET REVENUES:                                      $15,029,560        $ 12,640,484
------------                                        ----------          ----------


COST OF SERVICES:
----------------

   Depreciation                                    $   194,406        $    219,446
   Employee Related Expenses                         3,851,517           3,334,378
   Reagents and Lab Supplies                         2,024,297           1,615,287
   Other Cost of Services                            2,435,223           2,037,361
                                                     ---------           ---------

      TOTAL COST OF SERVICES                       $ 8,505,443        $  7,206,471
      ----------------------                         ---------           ---------

GROSS PROFIT ON REVENUES                           $ 6,524,117        $  5,434,012
------------------------

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

  Depreciation and Amortization                    $   213,841        $    246,100
  Other General and Admin. Expenses                  4,331,904           3,689,604
  Bad Debt Expense                                   1,744,277           1,282,092
                                                     ---------           ---------

      TOTAL GENERAL AND ADMIN. EXPENSES            $ 6,290,022        $  5,217,796
      ---------------------------------              ---------           ---------

  OPERATING INCOME                                 $   234,095        $    216,216
  ----------------

OTHER (INCOME) EXPENSES:
-----------------------

  Interest Expense                                 $   351,027        $    403,095
  Interest Income                                      (21,367)            (79,138)
                                                     ---------           ---------

          TOTAL OTHER EXPENSES - NET               $   329,660        $    323,957
          --------------------------                 ---------           ---------

LOSS BEFORE TAX                                        (95,565)       $   (107,741)
---------------

  Provision for Income Taxes                       $        --        $         --
                                                     ---------           ---------

NET (LOSS) INCOME                                  $   (95,565)       $   (107,741)
------------------

NET (LOSS) INCOME PER SHARE:                       $     (.01)        $       (.01)
---------------------------

NUMBER OF SHARES:                                    7,967,449           7,206,299
----------------

NET (LOSS) INCOME PER SHARE - ASSUMING DILUTION:   $      (.01)      $        (.01)
------------------------------------------------

NUMBER OF SHARES- ASSUMING DILUTION:                 7,967,449           7,977,004
-----------------------------------

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   [UNAUDITED]

                                                                 Three months ended
                                                                     January 31,
                                                                 ------------------

                                                              2000              1999
                                                            --------           -------

OPERATING ACTIVITIES:
--------------------
   Net Income (Loss)                                    $   (95,565)    $    (107,741)
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                    39,452            17,504
    Depreciation and Amortization                           408,247           465,545
    Amortization of Deferred Asset                           23,001                --
     Provision for Bad Debts                              1,744,277         1,282,092
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                                 (2,914,507)       (2,280,529)
     Other Assets                                           (40,275)           48,547
     Prepaid Expenses and Other Current Assets              (58,776)         (181,006)
     Deferred Charges and Goodwill                          (40,520)               --
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities               (48,129)         (496,684)
                                                         ----------      ------------

           NET CASH - OPERATING ACTIVITIES              $  (982,795)    $  (1,252,272)
           -------------------------------

INVESTING ACTIVITIES:
--------------------
   Acquisition of Equipment and

     Leasehold Improvements                             $   (40,980)    $     (51,628)


FINANCING ACTIVITIES:
--------------------
   Payments of Long-Term Debt                           $  (216,550)    $    (333,036)
   Payments of Capital Lease Obligations                    (84,509)          (54,571)
   Increase in Revolving Line of Credit                   1,421,419         1,205,524
                                                         -----------     ------------

          NET CASH - FINANCING ACTIVITIES               $ 1,120,360     $     817,917
          -------------------------------                ----------      ------------

    NET INCREASE (DECREASE) IN CASH                     $    96,585     $    (485,983)
    -------------------------------

    CASH AT BEGINNING OF PERIODS                        $ 2,128,474     $   2,784,147
    ----------------------------                         ----------      ------------

    CASH AT END OF PERIODS                              $ 2,225,059     $   2,298,164
    ----------------------                               =========-      ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------
   Cash paid during the period for:
     Interest                                           $   336,068     $     404,751
     Income Taxes                                       $    14,825     $      15,682

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------------------------------

During fiscal 1998, Bio-Reference Laboratories, Inc. ("BRLI" or "the Company") incurred two capital lease obligations totaling $93,143 in connection with the acquisition of medical equipment.

During fiscal 1999, the Company incurred seven capital lease obligations totaling $598,122 in connection with the acquisition of various equipment and leasehold improvements.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"]. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company canceled a $600,000 note payable as well as the related goodwill of approximately $550,000. During the quarter ended April 30, 1999, the Company wrote down the impaired asset and its associated reserve in connection with the Company's end stage renal dialysis business acquired from SBCL in the amount of $2,924,371.

In January 1999, the Company issued 10,000 shares to an employee for services rendered.

In May 1999, the Company recorded $625,000 in intangible assets and accrued expenses related to an employment agreement.

In December 1999, the Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year long-term debt. In addition, the Company issued 400,000 shares of its common stock and options to purchase an additional 100,000 shares of its common stock for purchasing certain assets of two unrelated companies. (See Note 21).

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

[2] The results of operations for the three month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 1999 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations is net of the following amounts for allowances and discounts.


                                   Three Months Ended
                                       January 31

                                2000               1999
                                ----               ----
                            $  17,098,000     $  15,708,223

A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $15,790,113 at January 31, 2000 and $11,742,488 at January 31, 1999.

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

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common shares, if dilutive. At January 31, 2000 and January 31, 1999 the potential issuance of common shares upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method.

[11] The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value based upon the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of January 31, 2000, management expected these assets to be fully recoverable.

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

[15] At October 31, 1999, the Company had a deferred tax asset of approximately $4,000,000 and a valuation allowance of approximately $4,000,000 related to the asset, an increase of $ 2,344,000 from October 31, 1998. The deferred tax asset primarily relates to net operating loss carry forwards.

[16] At January 31, 2000, the Company had $1,790,858 in cash in excess of the federally insured limits.

[17] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (I) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of its term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1999, the Company was in default of certain covenants (tangible net worth, net worth and capital expenditures), however, the Company has received waivers for these defaults. As of January 31, 2000, $10,122,324 was outstanding pursuant to this facility.

[18] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On a quarterly basis, management evaluates whether the carrying value of these intangible assets has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment does exist, the assets will be written down to fair value.

[19] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has already been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has reserved $150,000 in its October 31, 1999 financial statements with respect to this matter.

In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim made against the Company by the State of New Jersey. The alleged claim was received by the Company on December 28, 1999. The claim alleged that the Company was reimbursed by the State for claims submitted based on test requisitions which, although authorized by the physician, did not bear the physician's actual signature. The Company immediately disputed the claim.

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid entered into a compromise agreement on January 19, 2000 to a full settlement for this claim in the amount of $227,000. The Company has accrued this settlement amount in its October 31, 1999 financials. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director. The matter is still pending.

[20] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition was effective April 9, 1998 for accounting purposes. The operations of MLI were included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by BRLI at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by BRLI of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, BRLI paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,250,000 in additional payments to be made by BRLI if certain revenues are realized by MLI after closing.

[21] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals. The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year. The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in the manufacture of certain health food products. The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement. The Company entered into an employment agreement in connection with this purchase. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also entered into an employment agreement providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments.

These acquisitions are not material to the Company.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements
-----------------------------------------

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

NET REVENUES:
------------

Net revenues for the three month period ended January 31, 2000 were $15,029,560, as compared to $12,640,484 for the three month period ended January 31, 1999; this represents a 19% increase in net revenues. Medilabs ("MLI") had net revenues of $3,110,366 or 21% of the Company's net revenues for the most recent quarter as compared to $3,285,539 or 26% for the three month period ended January 31, 1999. The Company acquired certain assets of Right Body Foods ("RBF") in December 1999. RBF had net revenues of $9,321 for the quarter ended January 31,2000.

The number of patients processed during the three month period ended January 31, 2000 was 312,391 which was 12% greater when compared to the comparable quarter in 1999. MLI accounted for 33% of the patient count for the three month period ended January 31, 2000 and 35% for the three month period ended January 31, 1999. Net revenue per patient for the three month period ended January 31, 1999 was $45.18 compared to net revenue per patient for the three month period ended January 31, 2000 of $48.11, an increase of $2.93 or 6%. MLI's net revenue per patient was $29.96 for the three month period ended January 31, 2000 and $33.14 for the three month period ended January 31, 1999.

In June 1999, the Company licensed software to allow for the grouping of the analysis of medical claims data and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. This business unit, called PSIMedica (Population Strategies and Interventions in Medicine), is currently negotiating with two ERISA funds which total over 60,000 lives as beta sites for its analytical tools and programs. The Company expects to seek customers for its services by mid fiscal year 2000.

In December 1999, the Company announced the acquisition of certain assets of DoctorNY.com (www.doctorny.com), a health portal which, with its associated domain sites and existing physician websites, includes website development capabilities for health care providers, together with a search engine which allows consumers to locate physicians by region, credentials, specialty or other parameters. The Company announced the consumer view represented by DoctorNY.com was part of its entry into the e-health marketplace.

In   February   2000,    the   Company    announced   the   formation   of   its
business-to-business Internet strategy which was assigned to its new CareEvolve.com business unit. This unit is currently developing physician services to enhance physician-patient and physician-payor electronic communications on a secure basis (i.e., preserving confidentiality), including communicating laboratory results, e-mail prescriptions, refills, payor verification and eligibility. The CareEvolve system will further offer physicians claims processing, CME credits, immunization records and promote e-commerce services, including physician supplies, office supplies and computer hardware. The Company intends to market these services to its existing physician network as well as to other individual physicians and groups of physicians through its existing marketing staff.

In December 1999, the Company acquired certain assets of Right Body Foods, Inc., a manufacturer and distributor of freshly prepared, starch free, low-calorie, low carbohydrate, food products, located in Syosset, New York. Its products are sold through health professionals, dieticians, nutritionists and physicians. The Company expects to use its marketing staff and physician network to increase the distribution of these products. In January 2000, the Company announced that Donald D. Bennett, Chairman and CEO of Richfoods Holdings, will chair the RBF advisory board which will consist of industry experts to help guide the RBF concept and product line through its expansion.

COST OF SERVICES:
----------------

Cost of Services increased from $7,206,471 for the three month period ended January 31, 1999 to $8,085,443 for the three month period ended January 31, 2000, an increase of $878,972 or 12%. This increase is in line with the increase in net revenues of 19%. RBF contributed approximately $40,000 to this increase.

GROSS PROFITS:
-------------

Gross profit on net revenues increased from $5,434,012 for the three month period ended January 31, 1999 to $6,524,117 for the three month period ended January 31, 2000; an increase of $1,090,105 primarily attributable to the increase in revenues. Profit margins increased by approximately 1% and is primarily attributable to the increased net revenues per patient and the decrease in direct costs relative to the increase in net revenues. Management believes that capacity, once the Company's automated chemistry laboratory is completed during fiscal 2000, will be more than adequate to handle the projected increase in patient volume.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the three month period ended January 31, 2000 were $6,290,022 as compared to $ 5,217,796 for the quarter ended January 31, 1999, an increase of $1,072,266 or 21%. Of this increase, $460,000 (or 45%)
was related to an increase in bad debt expense which is reflected in the Company's increase in revenues. The balance of this increase is attributable to
(1) a 24% (approximately $250,000) increase in marketing expenses and (2) a 36% (approximately $390,000) increase in telephone and data processing expenses.

INTEREST EXPENSE:
----------------

Interest expense decreased from $403,095 for the three month period ended January 31, 1999 to $351,027 for the three month period ended January 31, 2000, a decrease of $52,068 or 13%. Management believes that this trend will not continue in the future due to the increased use of its revolving line of credit.

INCOME (LOSS):
-------------

The Company's net loss for the three month period ended January 31, 2000 was $95,565. Of this loss, approximately $43,000 was attributable to the start up costs related to the expansion of the RBF product line. Without the effect of RBF, the Company had a loss of approximately $52,565, compared to a loss of $107,741 for the comparable period ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Working capital as of January 31, 2000 was approximately $4,000,000 as compared to approximately $3,500,000 at October 31, 1999. The Company increased its cash position by approximately $96,000 during the current quarter. The Company utilized approximately $1,000,000 in cash for operating activities. To offset this use of cash the Company borrowed $1,000,000 in short-term debt and repaid approximately $300,000 in existing debt. The Company had current liabilities of approximately $19,000,000 at January 31, 2000. The three largest items in this category are notes payable of approximately $10,100,000, accounts payable of approximately $1,200,000 and current portion of long-term debt of approximately $1,300,000 The Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year term debt.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which other such actions will be taken. On a positive note, Medicare has announced that it will more than double the reimbursement rate for Pap tests (from $7.15 to $14.60) and will commence to reimburse for PSA tests starting January 1, 2000.

In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim (the "Claim") made by the State in December 1999 that with respect to certain clinical laboratory tests for which reimbursements were made by the State to the Company. Although such tests were authorized by the physician, the underlying laboratory test requisitions did not bear the actual signature of the physician ordering the test.

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid have entered into an oral agreement in January 2000 to a settlement of approximately $227,000 to cover the claim and the Company accrued this settlement amount in its October 31, 1999 financial statements. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director.

New Jersey Medicaid is the only payor the Company does business with that requires an actual physician signature on every laboratory requisition. In the fiscal year ending October 31, 1999, New Jersey Medicaid represented approximately 3% of the Company's total net revenues.

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has accrued this amount ($150,000) in its October 31, 1999 financial statements.

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998, the Company was in compliance with the covenant provisions of this agreement and was utilizing $12,000,000 of this credit facility. As of October 31, 1999, the Company was in default of certain covenants, however, the Company subsequently received waivers for these defaults on January 20, 2000. As of October 31, 1999, the Company was utilizing $8,700,905 of this credit facility. As of January 31, 2000, the Company was utilizing $10,122,324 of this credit facility.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,700,000 and operating leases with commitments totaling approximately $4,500,000 (of which approximately $1,560,000 and $1,600,000 are due during fiscal 2000)

The Company's cash balances at January 31, 2000 were $2,225,059 as compared to $2,128,474 at October 31, 1999. Historically, the Company experiences a use of cash from operating activities during the first quarter. However, the Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the second quarter of fiscal year 2000 and the interest due thereupon, will meet its future cash needs.

Impact of Inflation
-------------------

To date, inflation has not had a material effect on the Company's operations.

New Authoritative Pronouncements
--------------------------------

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statements No. 133." The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the value of the hedged assets, liabilities, or firm commitments are recognized through earnings or are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS No. 137 is not expected to have a material impact on the Company's consolidated results of operation, financial position or cash flows.

Note Regarding Forward-Looking Statements
-----------------------------------------

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

No reports on Form 8-K have been filed during the quarter ended January 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-REFERENCE LABORATORIES, INC.
                                          (Registrant)

                                          /S/ Marc D. Grodman, M.D.
                                          --------------------------------------
                                          Marc D. Grodman, M.D.
                                          President




                                          /S/ Sam Singer
                                          --------------------------------------
                                          Sam Singer
                                          Chief Financial and Accounting Officer

Date: March 15, 2000