Form 10-Q
period 2000-04-30
BIO REFERENCE LABORATORIES INC
filed 2000-06-14
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended APRIL 30, 2000
                               --------------
                                       AND

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     --------------

Commission File Number  0-15266
                        -------

                        BIO-REFERENCE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       NEW JERSEY                                        22-2405059
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

481 EDWARD H. ROSS DRIVE, ELMWOOD PARK, NJ                          07407
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)           (201) 791-2600
                                                             ------------------

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

                                    Yes |X|    No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                     Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 8,140,449($.01 par value) at June 8, 2000.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                 APRIL 30, 2000

                                    I N D E X

                                                                        Page

PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Balance Sheet as of April 30, 2000 (unaudited)
            and October 31, 1999                                         1

            Statements of Operations for the
             three months and six months ended April 30, 2000
             and April 30, 1999 (unaudited)                              3

            Statements of Cash Flows for the
             six months ended April 30, 2000 and April 30,
             1999 (unaudited)                                            4

            Notes to financial statements                                6


  Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         10


PART II.  OTHER INFORMATION                                             15

   Item 6.  Exhibits and Reports on Form 8-K                            15

   Signatures                                                           16

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                 APRIL 30,     OCTOBER 31,
                                                                 --------      -----------
                                                                  2000            1999
                                                               ------------      -------
                                                               (UNAUDITED)
CURRENT ASSETS:
--------------

  Cash and Cash Equivalents                                    $ 1,580,010   $ 2,128,474
  Accounts Receivable (Net)                                     21,259,645    18,615,496
  Inventory                                                        588,070       572,279
  Other Current Assets                                             393,172       404,124
                                                               -----------   -----------
    TOTAL CURRENT ASSETS                                       $23,820,897   $21,720,373
    --------------------                                       -----------   -----------

  PROPERTY, PLANT AND EQUIPMENT                                $ 5,556,107   $ 5,211,467
    LESS:  Accumulated Depreciation                              3,511,419     3,039,128
    -------------------------------                            -----------   -----------
  TOTAL PROPERTY,

  PLANT AND EQUIPMENT - NET                                    $ 2,044,688   $ 2,172,339
  -------------------------                                    -----------   -----------

OTHER ASSETS:
   Due from Related Party                                          106,118       138,518
   Deposits                                                        266,756       278,619
   Goodwill (Net of Accumulated
    Amortization of $1,773,535  and $1,597,767 respectively)     5,221,095     5,396,863
   Intangible Assets (Net of Accumulated
    Amortization of $2,437,837 and $2,271,436 respectively)      2,664,059     1,764,740
   Surrender Value of Officers Life Insurance                      780,296       567,769
   Other Assets                                                    304,474       278,777
                                                               -----------   -----------

   TOTAL OTHER ASSETS                                          $ 9,342,798   $ 8,425,286
   ------------------                                          -----------   -----------

   TOTAL ASSETS                                                $35,208,383   $32,317,998
   ------------                                                -----------   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                APRIL 30,        OCTOBER 31,
                                                                                ---------       -----------
                                                                                   2000             1999
                                                                                  ------           -------
                                                                               (UNAUDITED)
CURRENT LIABILITIES:
-------------------
  Accounts Payable                                                             $  5,776,199    $  5,540,787
  Salaries and Commissions Payable                                                1,263,213       1,349,175
  Accrued Expenses                                                                  566,516         849,463
  Current Portion of Long-Term Debt                                                 981,235       1,215,671
  Current Portion of Leases Payable                                                 325,435         308,251
  Notes Payable                                                                  10,824,713       8,700,905
  Taxes Payable                                                                     453,241         304,098
                                                                               ------------    ------------
    TOTAL CURRENT LIABILITIES                                                  $ 20,190,522    $ 18,268,350
    -------------------------                                                  ------------    ------------

LONG-TERM LIABILITIES:
----------------------
  Long-Term Portion of Long-Term Debt (Net of Discount)                           1,984,955       2,000,000
  Long-Term Portion of Leases Payable                                               734,944         680,538
                                                                               ------------    ------------

        TOTAL LONG-TERM LIABILITIES                                            $  2,719,899    $  2,680,538
        ---------------------------                                            ------------    ------------

SHAREHOLDERS' EQUITY:
                                                                                               ------------
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                                $       --      $       --
 Series A Senior Preferred Stock, $.10 Par Value;
    Authorized Issued and Outstanding 604,078 shares                                 60,408          60,408
 Series A - Junior Participating Preferred Stock,
    $.10 Par Value, Authorized 3,000 Shares                                    $       --      $       --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares, Issued and Outstanding 8,140,449 shares at
    April 30, 2000 and 7,700,777 shares at
    October 31, 1999                                                                 81,405          77,008

  Additional Paid-In Capital                                                     24,358,045      23,294,673

  Accumulated [Deficit]                                                         (11,831,284)    (11,613,433)
                                                                               ------------    ------------
  Totals                                                                       $ 12,668,574    $ 11,818,656
  Deferred Compensation                                                            (370,642)       (449,546)
                                                                               ------------    ------------
    TOTAL SHAREHOLDERS' EQUITY                                                 $ 12,297,932    $ 11,369,110
    ---------------------------                                                ------------    ------------
  TOTAL LIABILITIES AND
  ---------------------
   SHAREHOLDERS' EQUITY                                                        $ 35,208,383    $ 32,317,998
  ----------------------                                                       ============    ============


The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   [UNAUDITED]

                                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   ------------------                   ----------------
                                                                        APRIL 30,                           APRIL 30,
                                                                        --------                            --------
                                                                 2000              1999                2000                1999
                                                                -------           -------             -------             -------

NET REVENUES:                                                 $ 16,286,141       $ 13,419,503       $ 31,315,702       $ 26,059,986
-------------                                                 ------------       ------------       ------------       ------------

COST OF SERVICES:
-----------------

  Depreciation                                                $    195,996       $    217,879       $    390,402       $    437,325
  Employee Related Expenses                                      4,130,387          3,750,846          7,981,904          7,085,224
  Reagents and Lab Supplies                                      2,166,415          1,704,875          4,190,432          3,320,162
  Other Cost of Services                                         2,631,355          2,272,428          5,066,858          4,309,788
                                                              ------------       ------------       ------------       ------------
      TOTAL COST OF SERVICES                                  $  9,124,153       $  7,946,027       $ 17,629,596       $ 15,152,499
      ----------------------                                  ------------       ------------       ------------       ------------

GROSS PROFIT ON REVENUES                                      $  7,161,988       $  5,473,476       $ 13,686,106       $ 10,907,487
------------------------
GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------
  Depreciation and Amortization                               $    210,218       $    247,368       $    424,059       $    493,468
  Other General and Admin. Expenses                              4,400,125          3,855,399          8,732,029          7,545,003
  Bad Debt Expense                                               2,302,122          1,702,139          4,046,399          2,984,230
  Expenses of Impaired Asset                                            --          2,924,371                 --          2,924,371
                                                              ------------       ------------       ------------       ------------

      TOTAL GENERAL AND ADMIN. EXPENSES                       $  6,912,465       $  8,729,277       $ 13,202,487       $ 13,947,072
      ---------------------------------                       ------------       ------------       ------------       ------------

OPERATING INCOME                                              $    249,523       $ (3,255,801)      $    483,616       $ (3,039,585)
----------------

OTHER (INCOME) EXPENSES:
------------------------

  Interest Expense                                            $    392,553       $    375,903       $    743,580       $    778,997
  Interest Income                                                  (20,747)          (105,187)           (42,113)          (184,325)
                                                              ------------       ------------       ------------       ------------

      TOTAL OTHER EXPENSES - NET                              $    371,806       $    270,716       $    701,467       $    594,672
      --------------------------                              ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE TAX                                      $   (122,283)      $ (3,526,517)      $   (217,848)      $ (3,634,257)
------------------------

  Provision for Income Taxes                                            --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                             $   (122,283)      $ (3,526,517)      $   (217,848)      $ (3,634,257)
-----------------                                              ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE (BASIC & DILUTED):                $       (.02)      $       (.49)      $       (.03)                 $
----------------------------------------------                 ------------       ------------       ============       ============
                                                                                                                               (.50)

NUMBER OF SHARES:                                                8,114,004          7,216,243          8,045,726          7,214,576
----------------                                               ============       ============       ============       ============


The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   [UNAUDITED]


                                                           SIX MONTHS ENDED
                                                              APRIL 30,
                                                           2000       1999
                                                          ------     ------

OPERATING ACTIVITIES:
--------------------
   Net Income                                        $  (217,847)   $(3,634,257)
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                 78,904         35,007
    Compensation Expense                                  24,840         10,000
    Depreciation and Amortization                        814,460        930,793
    Amortization of Deferred Assets                       46,002         46,002
    Expenses of Impaired Asset                              --        2,924,371
    Provision for Bad Debts                            4,046,399      2,984,230
   Change in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                              (6,690,551)    (3,247,690)
     Other Assets                                       (193,962)        50,283
     Prepaid Expenses and Other Current Assets            (4,839)       284,107
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities            686,377        597,363
                                                     -----------    -----------

           NET CASH - OPERATING ACTIVITIES           $(1,410,217)   $   980,209
           -------------------------------

INVESTING ACTIVITIES:
---------------------
   Acquisition of Equipment and
     Leasehold Improvements                          $  (122,079)   $  (274,344)
   Payment for Acquisition of Intangible Assets      $   (40,520)            --
                                                     -----------    -----------
           NET CASH - INVESTING ACTIVITIES           $  (162,599)      (274,344)
           -------------------------------

FINANCING ACTIVITIES:
--------------------
   Proceeds from Exercise of Options                 $    17,729    $        --
   Payments of Long-Term Debt                           (966,214)    (1,142,604)
   Payments of Capital Lease Obligations                (150,971)       (17,433)
   Increase in Revolving Line of Credit                2,123,808             --
                                                     -----------    -----------

          NET CASH - FINANCING ACTIVITIES            $ 1,024,352    $(1,160,037)
          -------------------------------            -----------    -----------

    NET INCREASE (DECREASE) IN CASH                  $  (548,464)   $  (454,172)
    -------------------------------

    CASH AT BEGINNING OF PERIODS                       2,128,474      2,784,147
    ----------------------------                     -----------    -----------

    CASH AT END OF PERIODS                           $ 1,580,010      2,329,975
    ----------------------                           ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
   Cash paid during the period for:
     Interest                                        $   692,502    $   781,086
     Income Taxes                                    $    20,914    $    15,682


The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
---------------------------------------------------------------------

                                   (UNAUDITED)
                                   -----------

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

In January 1999, the Company issued 10,000 shares of its common stock to an employee for services rendered.

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

In April 2000, the Company issued 15,000 shares of its common stock to a vendor for services rendered.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.
                        --------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

[2] The results of operations for the three month and six month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

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


              Three Months Ended                    Six Months Ended
                  April 30,                             April 30,
              ------------------                    ------------------
           2000               1999              2000                 1999
           ----               ----              ----                 ----
       $ 21,015,838      $ 18,314,710       $ 38,113,838         $ 34,022,933


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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $18,418,895 at April 30, 2000 and $13,239,835 at April 30, 1999.

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

                                   (UNAUDITED)

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common stock, if dilutive. At April 30, 2000 and April 30, 1999 the potential issuance of common stock upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method if dilutive.

[11] The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value based upon the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of April 30, 2000, management expected these assets to be fully recoverable.

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

[16] At April 30, 2000, the Company had $1,218,557 in cash in excess of the federally insured limits.

[17] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (I) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of any term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1999, the Company was in default of certain covenants (tangible net worth, net worth and capital expenditures), however, the Company has received waivers for these defaults. As of April 30, 2000, $10,824,713 was outstanding pursuant to this facility.

                                   (UNAUDITED)

[18] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On an annual basis, management evaluates whether the carrying value of these intangible assets has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment does exist, the assets will be written down to fair value.

[19] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse affect on the Company's financial position or results of operations.

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has already been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company had reserved $150,000 in its October 31, 1999 financial statements with respect to this matter.

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

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid entered into a compromise agreement on January 19, 2000 to a full settlement for this claim in the amount of $227,000. The Company has accrued this settlement amount in its October 31, 1999 financials. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director. The matter is still pending. As of April 30, 2000, approximately $43,000 was outstanding pursuant to this claim.

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

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,250,000 in additional payments to be made by

                                  (UNAUDITED)

the Company if certain revenues are realized by MLI after closing. On April 1, 2000, the Company made its final payment on the $1,500,000 promissory note. On May 17, 2000 LTC was notified that MLI had achieved its revenue goals so that $1,250,000 in additional payments will be made by the Company in three installments through May 1, 2001.

[21] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals. The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year. The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions based upon meeting certain milestones within a predetermined measuring period in the future.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by a company that is engaged in the manufacture of certain health food products. The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also entered into an employment agreement in connection with the purchase providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments. The Company had a loss of approximately $170,000 during the six month period ended April 30, 2000 pertaining to this line of business.

To date these acquisitions have not been material to the Company.

[22] Capital Transactions - In April 2000, the Company issued 15,000 shares of its common stock to a vendor for services rendered. In addition, an employee exercised options for 24,667 shares of the Company's common stock.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
            COMPARISON OF SECOND QUARTER 2000 VS SECOND QUARTER 1999

NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AS WELL AS FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. FOR A FURTHER DISCUSSION CONCERNING RISKS TO THE COMPANY'S BUSINESS, THE RESULTS OF ITS OPERATIONS AND ITS FINANCIAL CONDITION, REFERENCE IS MADE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999.

NET REVENUES:
------------

Net revenues for the three month period ended April 30, 2000 were $16,286,141 as compared to $13,419,503 for the three month period ended April 30, 1999; which represents a 21% increase in net revenues. This increase is due to a 9% increase in patient counts and a 12% increase in net revenues per patient. The Company acquired certain assets of Right Body Foods ("RBF") in December 1999. RBF had net revenues of $27,591 for the quarter ended April 30, 2000.

The number of patients serviced during the three month period ended April 30, 2000 was 340,108 which was 9% greater when compared to the prior fiscal year's three month period. Net revenue per patient for the three month period ended April 30, 2000 was $47.89 compared to net revenue per patient of $42.93 for the three month period ended April 30, 1999, an increase of $4.96 or 12%.

COST OF SALES:
-------------

Cost of Sales, excluding RBF, increased from $7,946,027 for the three month period ended April 30, 1999 to $9,002,803 for the three month period ended April 30, 2000, an increase of $1,056,776 or 13%. This increase is related to the increase in net revenues of 21%. RBF had cost of sales of $121,350.

GROSS PROFITS:
-------------

Gross profits, excluding RBF, increased to $7,255,747 for the three month period ended April 30, 2000 from $5,473,476 for the three month period ended April 30, 1999; an increase of $1,782,271 or 33%. This is primarily attributable to the increase in net revenues. The increase in gross profit margins to 45% from 41% is primarily attributable to the increase in net revenues and the operating efficiencies realized with regard to the increase in net revenues. Management believes that once the Company's automated chemistry laboratory is completed during fiscal year 2000, capacity will be adequate to handle the projected increase in patient volume. The Company's total gross profit was $7,161,988 for the most recent quarter. RBF had a gross loss on net revenues of $93,759.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the three month period ending April 30, 2000 was $6,912,465 as compared to $8,729,277 for the quarter ended April 30, 1999, a decrease of $1,816,812 or 21%. Indirect expenses for the three month period ending April 30, 2000, excluding RBF, was $6,879,465 as compared to $8,729,277 for the quarter ended April 30, 1999, a decrease of $1,849,812 or 21%. During the quarter ended April 30, 1999, the Company wrote down an impaired asset of $924,371 for the Company's end stage renal dialysis business acquired from Smith Kline Beecham and increased its associated reserves on its accounts receivable of $2,000,000. Without this adjustment of $2,924,371, general and administrative expenses would have increased $1,074,559 or 19% compared with the increase in net revenue of 21%. This increase is made up of primarily of an increase in bad debt expense of $600,000 and an increase of $222,000 in marketing related expenses, both of which are attributable to the Company's increase in net revenues. RBF had general and administrative expenses of approximately $33,000.

INTEREST EXPENSE:
----------------

Interest expense increased from $375,903 during the three month period ending April 30, 1999 to $392,553 during the three month period ended April 30, 2000 and is due to the Company's increase in asset based borrowing; this trend is expected to continue.

INCOME (LOSS):
-------------

The Company had a loss of $122,283 for the three months ended April 30, 2000 as compared to a loss of $3,526,517 for the period ended April 30, 1999. Excluding the impact of RBF for the three month period ended April 30, 2000 and the impact of the write-down of the impaired asset and its associated additional reserve on the Company's end stage renal dialysis business acquired from Smith Kline Beecham during the quarter ended April 30, 1999, the Company had a profit of $4,569 for the three months ended April 30, 2000 as compared to a loss of $607,146 for the three month period ended April 30, 1999. RBF had a loss of $126,852 for the three months ended April 30, 2000. There has been no significant activity in the Company's PSIMedica or CareEvolve projects during the three month period ended April 30, 2000.

                   SIX MONTHS 1999 COMPARED TO SIX MONTHS 2000
                   -------------------------------------------

NET REVENUES:
------------

Net Revenues for the six month period ended April 30, 2000 were $31,315,702 as compared to $26,059,986 for the six month period ended April 30, 1999; this represents a 20% increase in net revenues. This increase is due to a 10% increase in patient counts and a 9% increase in net revenues per patient. RBF had net revenues of $36,912 during this period.

The number of patients serviced during the six month period ended April 30, 1999 was 652,499 which was 10% greater when compared to the prior fiscal year's six month period. Net revenue per patient for the six month period ended April 30, 2000 was $47.94, compared to net revenue per patient for the six month period ended April 30, 1999 of $44.00, an increase of $3.94 or 9%.

In June 1999, the Company licensed software from a third party to allow for the grouping of the analysis of medical claims data and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. This project, called PSIMedica (Population Strategies and Interventions in Medicine), is currently negotiating with two ERISA funds which total over 60,000 lives as beta sites for its analytical tools and programs. The Company expects to seek customers for its services by mid fiscal year 2000.

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

COST OF SALES:
-------------

Cost of Sales, excluding RBF, increased from $15,152,499 for the six month period ended April 30, 1999 to $17,468,384 for the six month period ended April 30, 2000. This represents a 15% increase in direct operating costs. This increase is related to the increase in net revenues of 20%. RBF had cost of sales of $161,212 during this period.

GROSS PROFITS:
-------------

Gross profits on net revenues, excluding RBF, increased to $13,810,406 for the six month period ended April 30, 2000 from $10,907,487 for the six month period ended April 30, 1999; an increase of $2,902,919 (27%), primarily attributable to the increase in net revenues. Gross profit margins increased to 44% from 42%, primarily attributable to the increase in net revenues per patient and the operating efficiencies realized with regard to the increase in net revenues. Management believes that once the Company's automated chemistry laboratory is completed during fiscal year 2000, it will have enough capacity to handle the projected increase in patient volume. The Company's total gross profit was $13,686,106. RBF had a gross loss of $124,300 for the six month period ended April 30, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the six month period ending April 30, 2000 were $13,202,487 as compared to $13,947,072 for the six month period ended April 30, 1999, a decrease of $744,585 or 5%. This decrease was caused primarily by a write-down of an impaired asset of $924,371 for the Company's end stage renal dialysis business acquired from Smith Kline Beecham and its associated increase in reserves on its accounts receivable of $2,000,000, during the six month period ended April 30, 1999. Without the adjustment, the increase in indirect expenses would have been $2,179,786 or 20%. This increase was caused primarily by three factors, 1) an increase in marketing related expense of $486,000, 2) an increase in data processing costs of $231,000 and 3) an increase in bad debt of $1,062,000, all of which are attributable to the Company's increase in net revenues. RBF had general and administrative expenses of $45,638 for the six months ended April 30, 2000.


INTEREST EXPENSE:
----------------

Interest expense decreased from $778,997 during the six month period ending April 30, 1999 as compared to $743,580 during the six month period ending April 30, 2000 a decrease of $35,417. Management believes that this trend will not continue in the future due to the expected increased use of the Company's revolving line of credit.

INCOME:
-------

Excluding RBF, the Company had a loss of $47,910 for the six months ended April 30, 2000 as compared to a loss of $709,886 for the six month period ended April 30, 1999 once you factor out the impact of the write-down of the impaired asset and its associated additional reserve on the Company's end stage renal dialysis business acquired from Smith Kline Beecham during the quarter ended April 30, 1999. Without excluding these items from consideration, the Company had a loss of $217,848 for the six months ended April 30, 2000 as compared to a loss of $3,634,257 for the period ended April 30, 1999. This decrease of $3,416,409 is primarily attributable to the Smith Kline Beecham transaction previously noted. RBF had a loss of $169,938 for the six months ended April 30, 2000. There has been no significant activity in either PSIMedica or CareEvolve during the six month period ended April 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------

Working capital as of April 30, 2000 was approximately $3,600,000 as compared to approximately $3,500,000 at October 31, 1999. The Company decreased its cash position by approximately $548,000 during the current period. The Company utilized approximately $1,410,000 in cash for operating activities. To offset this use of cash the Company borrowed $2,100,000 in short-term debt and repaid approximately $1,100,000 in existing debt. The Company had current liabilities of approximately $20,200,000 at April 30, 2000. The three largest items in this category are notes payable of approximately $10,800,000, accounts payable of approximately $5,800,000 and salaries and commissions payable of approximately $1,300,000 The Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year term debt.

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

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid have entered into an oral agreement in January 2000 to a settlement of approximately $227,000 to cover the Claim and the Company accrued this settlement amount in its October 31, 1999 financial statements. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director. Approximately $43,000 was outstanding pursuant to this claim as of April 30, 2000.

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

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998, the Company was in compliance with the covenant provisions of this agreement and was utilizing $12,000,000 of this credit facility. As of October 31, 1999, the Company was in default of certain covenants, however, the Company subsequently received waivers for these defaults on January 20, 2000. As of October 31, 1999, the Company was utilizing $8,700,905 of this credit facility. As of April 30, 2000, the Company was utilizing $10,824,713 of this credit facility.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,700,000 and operating leases with commitments totaling approximately $4,500,000 (of which approximately $1,560,000 and $1,600,000 are due during fiscal 2000)

The Company's cash balances at April 30, 2000 were $1,580,000 as compared to $2,128,474 at October 31, 1999. The Company believes that its cash position, the anticipated cash generated from operations, the expanded use of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the third quarter of fiscal year 2000 and the interest due thereupon, will meet its future cash needs for the remainder of the fiscal year.


NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AS WELL AS FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. FOR A FURTHER DISCUSSION CONCERNING RISKS TO THE COMPANY'S BUSINESS, THE RESULTS OF ITS OPERATIONS AND ITS FINANCIAL CONDITION, REFERENCE IS MADE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 1999.

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

                           PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------

The Company filed no reports on Form 8-K during the quarter ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BIO-REFERENCE LABORATORIES, INC.
                                          (Registrant)

                                          /s/ Marc D. Grodman, M.D.
                                          --------------------------------------
                                          Marc D. Grodman, M.D.
                                          President and Chief Executive Officer




                                          /s/ Sam Singer
                                          --------------------------------------
                                          Sam Singer
                                          Chief Financial and Accounting Officer

Date:  June 14, 2000