Form 10-Q
period 2000-07-31
BIO REFERENCE LABORATORIES INC
filed 2000-09-14
CIK 792641

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended JULY 31, 2000

                                       AND

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________ to  _______


Commission File Number  0-15266


                        BIO-REFERENCE LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        NEW JERSEY                                        22-2405059
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

481 EDWARD H. ROSS DRIVE, ELMWOOD PARK, NJ                              07407
------------------------------------------                            ----------
 (Address of principal executive offices)                             (Zip Code)

(Registrant's telephone number, including area code)         (201) 791-2600

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

                                    Yes X No
                                       --   --
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                    Yes   No
                                       --   --
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,140,449 shares of common stock ($.01 par value) at September 13, 2000.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                  JULY 31, 2000

                                    I N D E X

                                                                            Page

PART I.   FINANCIAL INFORMATION

  Item 1.         Financial Statements

                  Balance Sheet as of July 31, 2000 (unaudited)              1
                  and October 31, 1999

                  Statements of Operations for the
                   three months and nine months ended July 31, 2000
                   and July 31, 1999 (unaudited)                             3

                  Statements of Cash Flows for the
                   nine months ended July 31, 2000 and July 31,
                   1999 (unaudited)                                          4

                  Notes to financial statements                              6



   Item 2.        Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                        9


PART II.  OTHER INFORMATION                                                 15

   Item 6.        Exhibits and Reports on Form 8-K                          15

   Signatures                                                               15

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                     JULY  31,             OCTOBER 31,
                                                                       2000                  1999
                                                                    -----------           -----------
                                                                    (UNAUDITED)

CURRENT ASSETS:

   Cash and Cash Equivalents                                        $  1,056,162          $  2,128,474
   Accounts Receivable (Net)                                          22,218,261            18,615,496
   Inventory                                                             650,290               572,279
   Other Current Assets                                                  478,454               404,124
                                                                     -----------           -----------
    TOTAL CURRENT ASSETS                                            $ 24,403,167          $ 21,720,373
                                                                     -----------           -----------

  PROPERTY, PLANT AND EQUIPMENT                                     $  5,578,768          $  5,211,467
    LESS:  Accumulated Depreciation                                    3,720,224             3,039,128
                                                                     -----------           -----------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                                         $  1,858,544             2,172,339
                                                                     -----------           -----------
OTHER ASSETS:
   Due from Related Party                                                 89,918               138,518
   Deposits                                                              276,691               278,619
   Goodwill (Net of Accumulated
    Amortization of $1,876,588 and $1,597,767 respectively)            5,118,042             5,396,863
   Intangible Assets (Net of Accumulated
      Amortization of $2,525,174 and $2,271,436 respectively)          3,826,722             1,764,740
   Surrender Value of Officers Life Insurance                            793,915               567,769
   Other Assets                                                          530,855               278,777
                                                                     -----------           -----------

   TOTAL OTHER ASSETS                                               $ 10,636,143             8,425,286
                                                                     -----------           -----------

   TOTAL ASSETS                                                     $ 36,897,854            32,317,998
                                                                     ===========           ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     JULY  31,             OCTOBER 31,
                                                                       2000                  1999
                                                                    -----------           -----------
                                                                    (UNAUDITED)

CURRENT LIABILITIES:
  Accounts Payable                                                  $ 6,256,186            $ 5,540,787
  Salaries and Commissions Payable                                    1,074,037              1,349,175
  Accrued Expenses                                                      478,020                849,463
  Current Portion of Long-Term Debt                                   1,533,158              1,215,671
  Current Portion of Leases Payable                                     324,516                308,251
  Notes Payable                                                      12,000,000              8,700,905
  Taxes Payable                                                         322,790                304,098
                                                                     ----------             ----------
    TOTAL CURRENT LIABILITIES                                       $21,988,677            $18,268,350
                                                                     ----------             ----------
LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt (Net of Discount)               1,829,865              2,000,000
  Long-Term Portion of Leases Payable                                   697,540                680,538
                                                                     ----------             ----------

        TOTAL LONG-TERM LIABILITIES                                 $ 2,527,405              2,680,538
                                                                     ----------             ----------
SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                     $       --             $        --
 Series A Senior Preferred Stock, $.10 Par Value;
    Authorized Issued and Outstanding 604,078 shares                     60,408                 60,408
 Series A - Junior Participating Preferred Stock,
    $.10 Par Value, Authorized 3,000 Shares.                        $       --             $        --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares,
    Issued  and Outstanding 8,140,449 shares
    at July 31, 2000 and 7,700,777 shares at
    October 31, 1999                                                     81,405                 77,008

  Additional Paid-In Capital                                         24,358,045             23,294,673

  Accumulated [Deficit]                                             (11,786,355)           (11,613,433)
                                                                     ----------             ----------
  Totals                                                            $12,713,503            $11,818,656
  Deferred Compensation                                               (331,731)               (449,546)
                                                                     ---------              ----------

    TOTAL SHAREHOLDERS' EQUITY                                      $12,381,772            $11,369,110
                                                                     ----------             ----------

  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                             $36,897,854            $32,317,998
                                                                     ==========             ==========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                   [UNAUDITED]


                                                        THREE MONTHS ENDED                               NINE MONTHS ENDED
                                                             JULY 31,                                        JULY 31,
                                                      2000                 1999                     2000                   1999
                                                     -------              -------                  -------                -------

NET REVENUES:                                     $ 17,171,598         $  13,577,696           $ 48,487,299           $ 39,637,682
                                                   -----------          ------------            -----------            -----------
COST OF SERVICES:
  Depreciation                                    $    197,015         $     204,961           $    587,417           $    642,286
  Employee Related Expenses                          4,178,949             3,520,582             12,160,853             10,605,806
  Reagents and Lab Supplies                          2,712,758             1,752,924              6,924,512              5,073,086
  Other Cost of Services                             2,355,372             2,286,467              7,400,908              6,596,256
                                                   -----------          ------------            -----------            -----------
      TOTAL COST OF SERVICES                      $  9,444,094         $   7,764,934           $ 27,073,690           $ 22,917,434
                                                   -----------          ------------            -----------            -----------

GROSS PROFIT ON REVENUES                          $  7,727,504         $   5,812,762           $ 21,413,609            $16,720,248

GENERAL AND ADMINISTRATIVE EXPENSES:

  Depreciation and Amortization                   $    202,179         $     242,792           $    626,238                736,260
  Other General and Admin. Expenses                  4,607,722             3,832,365             13,339,751             12,299,884
  Bad Debt Expense                                   2,447,841             1,822,836              6,494,240              3,882,694
  Expenses of Abandoned Asset                               --                    --                     --              2,924,371
                                                   -----------          ------------            -----------            -----------

      TOTAL GENERAL AND ADMIN. EXPENSES           $  7,257,742         $   5,897,993           $ 20,460,229           $ 19,843,209
                                                   -----------          ------------            -----------            -----------

  OPERATING INCOME (LOSS)                         $    469,762         $     (85,231)          $    953,380           $ (3,122,961)

OTHER (INCOME) EXPENSES:

  Interest Expense                                $    440,480         $     356,606           $  1,184,060           $  1,135,603
  Interest Income                                      (15,647)              (42,916)               (57,760)              (227,241)
                                                   -----------          ------------            -----------            ------------

          TOTAL OTHER EXPENSES - NET              $    424,833         $     313,690           $  1,126,300           $    908,362
                                                   -----------          ------------            -----------             ----------

INCOME (LOSS) BEFORE TAX                          $     44,929         $    (398,921)          $   (172,920)          $ (4,031,323)


  Provision for Income Taxes                                --                 9,581                     --                  7,726
                                                   -----------          ------------            -----------            -----------

NET INCOME (LOSS)                                 $     44,929         $    (389,340)          $   (172,920)          $ (4,023,597)
                                                   ===========          ============            ===========            ===========

NET INCOME (LOSS) PER SHARE - BASIC:              $       .01          $        (.05)          $       (.02)          $       (.56)
                                                   ===========          ============            ===========            ===========

NUMBER OF SHARES:                                   8,140,449              7,222,910              8,073,968              7,219,576
                                                    ==========             =========            ===========            ===========
NET INCOME (LOSS) PER SHARE -

  ASSUMING DILUTION:                              $     .01            $        (.05)          $      (.02)           $       (.51)
                                                         ==                       ==                    ==                      ==

NUMBER OF SHARES:                                    9,494,673             7,977,004              9,428,192              7,973,670
                                                     =========            ==========            ===========            ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   [UNAUDITED]

                                                                                    NINE MONTHS ENDED
                                                                                         JULY 31,
                                                                                2000                   1999
                                                                              -------                  -----
OPERATING ACTIVITIES:
   Net Income                                                              $    (172,920)          $ (4,023,597)
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                                        117,816                 51,432
    Compensation Expense                                                          24,840                 10,000
    Depreciation and Amortization                                              1,213,655              1,378,546
    Amortization of Deferred Assets                                               69,003                 69,003
    Expenses of Abandoned Asset                                                       --              2,924,371
    Provision for Bad Debts                                                    6,494,240              3,882,694
   Change in Assets and Liabilities:
   (Increase) Decrease in:
     Accounts Receivable                                                    (10,097,008)             (3,978,742)
     Other Assets                                                              (427,696)                (39,126)
     Prepaid Expenses and Other Current Assets                                 (152,341)                187,502
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities                              $      87,481                526,930
                                                                            ------------                -------

           NET CASH - OPERATING ACTIVITIES                                 $ (2,842,930)           $    989,013
                                                                            -----------                 -------

INVESTING ACTIVITIES:

   Acquisition of Equipment and
     Leasehold Improvements                                                $    (104,446)          $   (413,242)
  Payment for Acquisition of Intangible Assets                                (1,290,520)              (250,000)
  Decrease in Restricted Cash                                                        --               3,500,000
                                                                            ------------            -----------
           NET CASH - INVESTING ACTIVITIES                                 $  (1,394,966)          $  2,836,758
                                                                            ------------            -----------
FINANCING ACTIVITIES:
   Proceeds from Exercise of Options                                       $      17,729           $         --
   Payments of Long-Term Debt                                                 (1,842,383)            (1,446,061)
   Long-Term Acquisition Debt                                                  1,920,731                     --
   Payments of Capital Lease Obligations                                        (229,588)               (66,015)
   Increase (Decrease) in Revolving Line of Credit                             3,299,095             (2,941,315)
                                                                            ------------            -----------

          NET CASH - FINANCING ACTIVITIES                                  $   3,165,584           $ (4,453,391)
                                                                            ------------            -----------

    NET INCREASE (DECREASE) IN CASH                                        $  (1,072,312)          $   (627,620)
                                                                            ------------            ------------

    CASH AT BEGINNING OF PERIODS                                           $   2,128,474           $  2,784,147
                                                                            ------------            -----------

    CASH AT END OF PERIODS                                                 $   1,056,162           $  2,156,527
                                                                            ============            ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the period for:
     Interest                                                              $   1,110,961           $  1,140,103
     Income Taxes                                                          $      25,778           $     15,682

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During fiscal 1999, the Company incurred seven capital lease obligations totaling $598,122 in connection with the acquisition of various equipment and leasehold improvements.

On December 30, 1996, the Company commenced a lawsuit against SmithKline Beecham Clinical Laboratories ["SBCL"]. In October 1998, the Company and SBCL exchanged general releases for this lawsuit and no executory obligations were imposed upon the Company by the settlement agreement. Therefore, the Company canceled a $600,000 note payable as well as the related goodwill of approximately $550,000. During the quarter ended April 30, 1999, the Company wrote off the impaired asset, namely its end-stage renal dialysis business acquired from SBCL, and the associated reserve, in the amount of $2,924,371.

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

During fiscal 2000, the Company incurred three capital lease obligations totaling $266,011 in connection with the acquisition of various equipment and leasehold improvements.

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

[2] The results of operations for the three month and nine month periods ended July 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

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

                 Three Months Ended                                  Nine Months Ended
                       July  31,                                           July 31,
            2000                     1999                     2000                      1999
            ----                     ----                     ----                      ----
        $ 23,197,950             $ 18,874,215             $ 61,311,788              $ 52,897,148

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $22,789,956 at July 31, 2000 and $14,095,394 at July 31, 1999.

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

                                   (UNAUDITED)

[10] The Company adopted SFAS 128, "Earnings per share" in these financial statements. Basic income per share is based on the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effects of assumed exercise of outstanding options and warrants and the issuance of potential common stock, if dilutive. At July 31, 2000 and July 31, 1999 the potential issuance of common stock upon exercise of outstanding options and warrants was anti-dilutive. The effects of deferred compensation is included by applying the treasury stock method if dilutive.

[11] The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," on November 1, 1996 for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

[12] Certain long-term assets of the Company including goodwill are reviewed at least annually as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards ["SFAS"] No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges]. If impairment is deemed to exist, the assets will be written down to fair value based upon the projected discounted cash flows from related operations. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of July 31, 2000, management expected these assets to be fully recoverable.

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

[15] At October 31, 1999, the Company had a deferred tax asset of approximately $4,000,000 and a valuation allowance of approximately $4,000,000 related to the asset, an increase of $2,344,000 from October 31, 1998. The deferred tax asset primarily relates to net operating loss carry forwards.

[16] At July 31, 2000, the Company had $693,503 in cash balances in excess of the federally insured limits.

[17] In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of any term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consents, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1999, the Company was in default of certain covenants (tangible net worth, net worth and capital expenditures), however, the Company has received waivers for these defaults. As of July 31, 2000, $12,000,000 was outstanding pursuant to this facility.

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

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has already been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company had reserved $150,000 in its October 31, 1999 financial statements with respect to this matter, which amount continued to be reserved at July 31, 2000 on the Company's financial statements.

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

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid entered into a compromise agreement on January 19, 2000 to a full settlement for this claim in the amount of $227,000. The Company has accrued this settlement amount in its October 31, 1999 financials. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director. The matter is still pending. As of July 31, 2000, all monies were disbursed pursuant to this claim. On June 8, 2000, the State of New Jersey, Department of Human Services filed a warrant to discharge the Certificate of Debt against Bio-Reference Laboratories, Inc. with the Superior Court of New Jersey.

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

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provides for a maximum of $1,250,000 in additional payments to be made by the Company if certain revenues were realized by MLI after closing. On April 1, 2000, the Company made its final payment on the $1,500,000 promissory note. On May 17, 2000 LTC was notified that MLI had achieved its revenue goals so that $1,250,000 in additional payments will be made by the Company in three installments through May 1, 2001. The Company has paid $625,000 of this additional payment.

[21] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals. The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year. The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions based upon meeting certain milestones within a predetermined measuring period in the future.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by a company engaged in the manufacture of certain health food products. The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also entered into an employment agreement in connection with the purchase providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments. The Company had a loss of approximately $327,000 during the nine month period ended July 31, 2000 pertaining to this line of business.

To date these acquisitions have not been material to the Company.

[22] Capital Transactions - In April 2000, the Company issued 15,000 shares of its common stock with a fair market value of $24,840.00 to a vendor for services rendered. In addition, an employee exercised options for 24,667 shares of the Company's common stock.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
             COMPARISON OF THIRD QUARTER 2000 VS THIRD QUARTER 1999

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

NET REVENUES:

Net revenues for the three month period ended July 31, 2000 were $17,171,598 as compared to $13,577,696 for the three month period ended July 31, 1999; which represents a 26% increase in net revenues. This increase is due to a 14% increase in patient counts and a 11% increase in net revenues per patient. The Company acquired certain assets of Right Body Foods ("RBF") in December 1999. RBF had net revenues of $29,585 for the quarter ended July 31, 2000.

The number of patients serviced during the three month period ended July 31, 2000 was 360,285 which was 14% greater when compared to the prior fiscal year's three month period. Net revenue per patient for the three month period ended July 31, 2000 was $47.58 compared to net revenue per patient of $42.79 for the three month period ended July 31, 1999, an increase of $4.79 or 11%. The Company believes that the increase in net revenues per patient during the three month period in the current fiscal year was primarily attributable to higher reimbursement rates.

COST OF SALES:

Cost of Sales, excluding RBF, increased from $7,764,934 for the three month period ended July 31, 1999 to $9,300,685 for the three month period ended July 31, 2000, an increase of $1,535,751 or 20%. This increase is related to the increase in net revenues of 26%. RBF had cost of sales of $143,283.

GROSS PROFITS:

Gross profits, excluding RBF, increased to $7,841,327 for the three month period ended July 31, 2000 from $5,812,762 for the three month period ended July 31, 1999; an increase of $2,028,565 or 35%. This is primarily attributable to the increase in net revenues. The increase in gross profit margins to 46% from 43% is primarily attributable to the increase in net revenues and the operating efficiencies realized with regard to the increase in net revenues. Management believes that once the Company's automated chemistry laboratory is completed during fiscal year 2000, capacity will be adequate to handle the projected increase in patient volume. The Company's total gross profit was $7,727,504 for the most recent quarter. RBF had a gross loss of $113,698 on net revenues of $29,585.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 2000 was $7,257,742 as compared to $5,897,993 for the quarter ended July 31, 1999, an increase of $1,359,749 or 23%. Indirect expenses for the three month period ending July 31, 2000, excluding RBF was $7,077,131 as compared to $5,897,983 for the quarter ended July 31, 1999, an increase of $1,179,148 or 20% compared with an increase in net revenues of 26%. This increase is made up of primarily of an increase in bad debt expense of $655,000 and an increase of $296,000 in marketing related expenses, both of which are attributable to the Company's increase in net revenues. RBF had general and administrative expenses of approximately $44,000.

INTEREST EXPENSE:

Interest expense increased from $356,606 during the three month period ending July 31, 1999 to $440,480 during the three month period ended July 31, 2000 and is due to the Company's increase in asset based borrowing; this trend is expected to continue.

INCOME (LOSS):

The Company had income of $44,929 for the three months ended July 31, 2000 as compared to a loss of $389,340 for the period ended July 31, 1999. Excluding the impact of RBF for the three month period ended July 31, 2000, the Company had a profit of $339,362 for the three months ended July 31, 2000 as compared to a loss of $389,340 for the three month period ended July 31, 1999. RBF had a loss of approximately $157,000. There has been no significant activity in the Company's PSIMedica project or CareEvolve during the three month period ended July 31, 2000

                  NINE MONTHS 1999 COMPARED TO NINE MONTHS 2000

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2000 were $48,487,299 as compared to $39,637,682 for the nine month period ended July 31, 1999; this represents a 22% increase in net revenues. This increase is due to a 11% increase in patient counts and a 10% increase in net revenues per patient. RBF had net revenues of $66,497 during this period.

The number of patients serviced during the nine month period ended July 31, 2000 was 1,012,784 which was 11% greater when compared to the prior fiscal year's nine month period. Net revenue per patient for the six month period ended July 31, 2000 was $47.80, compared to net revenue per patient for the nine month period ended July 31, 1999 of $43.57, an increase of $4.23 or 10%. The Company believes that the increase in net revenues per patient during the nine month period in the current fiscal year was primarily attributable to higher reimbursement rates.

 In June 1999, the Company licensed software from a third party to allow for the grouping for analysis of medical claims data and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. This project, called PSIMedica (Population Strategies and Interventions in Medicine), is currently negotiating with two ERISA funds which total over 60,000 lives as beta sites for its analytical tools and programs. The Company expects to seek customers for its services by the end of fiscal year 2000.

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

In August 2000, the Company announced that its GenPath business unit will resume full service oncology testing to physicians and institutions. While GenPath has been offering limited oncology testing services since it was formed after the sale of the GenCare Laboratory to Impath in 1997, Bio-Reference has announced that through GenPath, it will once again offer full service hematology/oncology and some genomic testing to its customers. Bio-Reference is assembling a scientific staff and a marketing sales force in order to duplicate the success that GenCare had in this market.

COST OF SALES:

Cost of Sales, excluding RBF, increased from $22,917,434 for the nine month period ended July 31, 1999 to $26,769,070 for the nine month period ended July 31, 2000. This represents a 17% increase in direct operating costs. This increase is related to the increase in net revenues of 22%. RBF had cost of sales of $304,485 during this period.

GROSS PROFITS:

Gross profits on net revenues, excluding RBF, increased to $21,651,732 for the nine month period ended July 31, 2000 from $16,720,248 for the nine month period ended July 31, 1999; an increase of $4,931,484 (29%), primarily attributable to the increase in net revenues. Gross profit margins increased to 44% from 42%, primarily attributable to the increase in net revenues per patient and the operating efficiencies realized with regard to the increase in net revenues. Management believes that once the Company's automated chemistry laboratory is completed during fiscal year 2000, it will have enough capacity to handle the projected increase in patient volume. The Company's total gross profit was $21,413,609. RBF had a gross loss of $237,999 for the nine month period ended July 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ending July 31, 2000 were $20,460,229 as compared to $19,843,209 for the nine month period ended July 31, 1999, an increase of $617,020 or 3%. During the nine month period ended July 31, 1999, the Company wrote down an impaired asset of $924,371 attributable to its end stage renal dialysis business acquired from Smith Kline Beecham and the associated increase in reserves on its accounts receivable of $2,000,000. Without the write-down and increase in reserves, the increase in indirect expenses would have been $3,541,391 or 21%. This increase was caused primarily by two factors, 1) an increase in marketing related expense of $782,000, and 2) an increase in bad debt of $2,611,000 all of which are attributable to the Company's increase in net revenues. RBF had general and administrative expenses of approximately $89,000 for the nine months ended July 31, 2000.

INTEREST EXPENSE:

Interest expense increased from $1,135,603 during the nine month period ending July 31, 1999 as compared to $1,184,060 during the nine month period ending July 31, 2000 an increase of $48,457. Management believes that this trend will continue in the future due to the expected increased use of the Company's revolving line of credit.

INCOME:

The Company had income of $291,452 for the nine months ended July 31, 2000 as compared to a loss of $1,099,226 for the nine month period ended July 31, 1999 (after excluding RBF and factoring out the impact of the write-down during the quarter ended April 30, 1999 of the impaired asset and its associated additional reserve attributable to the Company's end stage renal dialysis business acquired from Smith Kline Beecham). Without excluding these items from consideration, the Company had a loss of $172,920 for the nine months ended July 31, 2000 as compared to a loss of $4,023,592 for the period ended July 31, 1999. RBF had a loss of $327,234 for the nine months ended July 31, 2000. There has been no significant activity in PSIMedica or CareEvolve during the nine month period ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of July 31, 2000 was approximately $2,400,000 as compared to approximately $3,500,000 at October 31, 1999. The Company decreased its cash position by approximately $1,072,000 during the current period. The Company utilized approximately $2,843,000 in cash for operating activities. To offset this use of cash the Company borrowed $3,300,000 in short-term debt and repaid approximately $2,100,000 in existing debt. The Company had current liabilities of approximately $22,000,000 at July 31, 2000. The three largest items in this category are notes payable of $12,000,000, accounts payable of approximately $6,300,000 and current portion of long-term debt of approximately $1,500,000 The Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year term debt.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories. Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken. On a positive note, Medicare announced that it would more than double the reimbursement rate for Pap tests (from $7.15 to $14.60) and would commence to reimburse for PSA tests starting January 1, 2000.

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

The Company believes it has been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, the Company and New Jersey Medicaid have entered into an oral agreement in January 2000 to a settlement of approximately $227,000 to cover the Claim and the Company accrued this settlement amount in its October 31, 1999 financial statements. The settlement is subject to the parties' execution of a written agreement setting forth its terms and to the approval of the Director of the New Jersey Division of Medical Assistance. Approval of the settlement is being recommended to the Director. All of the monies have been forwarded to the State of New Jersey and on June 8, 2000, a Warrant to Discharge the Certificate of Debt was filed by the State with the Superior Court of New Jersey.

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

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 100% of the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998, the Company was in compliance with the covenant provisions of this agreement and was utilizing $12,000,000 of this credit facility. As of October 31, 1999, the Company was in default of certain covenants, however, the Company subsequently received waivers for these defaults on January 20, 2000. As of October 31, 1999, the Company was utilizing $8,700,905 of this credit facility. As of July 31, 2000, the Company was utilizing $12,000,000 of this credit facility.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,700,000 and operating leases with commitments totaling approximately $4,500,000 (of which approximately $1,560,000 and $1,600,000 are due during fiscal 2000)

The Company's cash balances at July 31, 2000 were $1,056,162 as compared to $2,128,474 at October 31, 1999. The Company believes that its cash position, the anticipated cash generated from operations, the utilization of certificates of deposits maturing during the fourth quarter of fiscal year 2000 and the interest due thereupon, will meet its future cash needs for the remainder of the fiscal year.

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

                           PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K during the quarter ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BIO-REFERENCE LABORATORIES, INC.
                                        (REGISTRANT)

                                        /S/ MARC D. GRODMAN
                                        ----------------------------------------
                                        Marc D. Grodman, M.D.
                                        President and Chief Executive Officer


                                        /S/ SAM SINGER
                                        ----------------------------------------
                                        Sam Singer
                                        Chief Financial and Accounting Officer

Date: September 14, 2000.