Form 10-K
period 2000-10-31
BIO REFERENCE LABORATORIES INC
filed 2001-01-31
CIK 792641

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

 (Mark One)
    /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended OCTOBER 31, 2000
                                             ----------------

                                       OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
                                                ------------

Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on which
        Title of Class                           Registered
        --------------             -----------------------------------------
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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. [ ]

        On January 19, 2001, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the Issuer was approximately $13,500,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System. On such date, there were 8,727,449 shares of Common Stock of the Issuer outstanding.

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

         The Company's executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Its telephone number is (201) 791-2600.

DEVELOPMENTS SINCE THE BEGINNING OF FISCAL 2000

         In November 1999, the New York State Department of Corrections renewed its contract with Bio-Reference's wholly-owned Medilabs subsidiary retaining Medilabs to perform all laboratory testing for the Department's seventy correctional institutions in the state encompassing over 70,000 prisoners from maximum security prisons to rehabilitation centers. This agreement was renewed again in November 2000 for one year.

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

         Pursuant to non-competition agreements executed in connection with the acquisition, the Company issued an additional 20,000 shares of Bio-Reference's authorized but unissued Common Stock to MMGI, an additional 40,000 of such shares to MMGI's principal stockholder and chief executive officer, and paid $10,000 to a former MMGI executive officer. The Company also executed a one-year Advertising Consulting Agreement (renewable by the Company for a maximum of three additional one- year terms), pursuant to which MMGI agreed to render advertising consulting, advisory and public relations services for the WEB Business operated by Bio-Reference, on a project by project basis. For such services, MMGI was paid a consulting fee of $40,000 in the Initial Year. In November 2000, the Company extended the Advertising Consulting Agreement for an additional year for a flat fee of $50,000. As an additional inducement to MMGI to market Internet oriented services to healthcare and healthcare related businesses for linkage to and participation in the WEB Business conducted by the Company, the Company granted an option to MMGI exercisable to purchase a maximum 100,000 shares of Bio- Reference's authorized but unissued Common Stock at an exercise price of $3.00 per share (equal to the last reported per share sales price for Bio-Reference Common Stock on The Nasdaq Stock Market on December 1, 1999, the day immediately preceding the acquisition). The option was only exercisable with respect to those shares as to which it became "vested," from the date of vesting until one year after completion of the term of the Advertising Consulting Agreement. The option was to become vested as to each 25,000 shares upon delivery by MMGI of 500 additional customers for the WEB Business conducted by the Company. The Company waived the customer delivery requirement in November 2000 in connection with the extension of the Advertising Consulting Agreement so that the 100,000 share option became fully vested.

         On December 14, 1999, the Company acquired the Health Food Business of Right Body Foods, inc. ("RBF"), a manufacturer of starch free, low carbohydrate, low caloric food products distributed in Long Island, New York, through health professionals, dieticians, nutritionists and physicians. The acquisition was effected through a newly formed, wholly-owned Company subsidiary. The Health Food Business was acquired for an aggregate 180,000 shares of Bio-Reference's authorized but unissued Common Stock. The Company intended to attempt to expand the market for the Health Food Business products through its physician accounts utilizing its existing sales force and distribution network.

         The Company also executed an employment agreement with RBF's chief executive officer, employing her through October 31, 2004 to perform executive and marketing duties in connection with the establishment, supervision of manufacturing and marketing of products for the Health Food Business. Pursuant to the employment agreement, the executive was to be paid a minimum annual salary of $150,000 and commissions equal to varying percentages (from 5% to 1%) of net cash receipts of the Health Food Business in each fiscal year to the extent such net cash receipts exceeded $1,000,000 in such fiscal year. The commissions earned were to be credited against a guaranteed $50,000 commission bonus (effective only for the first year). The executive was also being paid a $100,000 signing bonus in 24 monthly installments. The executive was also issued an additional 20,000 shares of Bio-Reference's authorized but unissued Common Stock in consideration of her executing a non-competition agreement.

         In December 2000, the Company discontinued all further payments to RBF's chief executive officer and commenced a lawsuit against her, her husband and RBF seeking, among other remedies, rescission of the acquisition and the return of all monies paid as well as all other consideration transferred (including the shares). See Item 3 herein.

         At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayments will be determined to approximate $150,000, of which approximately $75,000 has already been remitted by the Company to Medicare. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2000, there was no change in the status of this matter. The Company continued to reserve the sum of $150,000 on its October 31, 2000 financial statements as the estimated liability in connection therewith.

         In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim (the "Claim") made by the State in December 1999 that with respect to certain clinical laboratory tests for which reimbursements were made by the State to the Company, although such tests were authorized by the physician, the underlying laboratory test requisitions did not bear the actual signature of the physician ordering the test. The Company believes that it had been in compliance with all requirements regarding bills submitted for payment by New Jersey Medicaid and requires actual physician signatures before it bills New Jersey Medicaid. However, in order to dispose of the issue, the Company entered into an oral agreement with New Jersey Medicaid in January 2000 to settle the Claim for approximately $227,000. The Company accrued the estimated settlement of $227,000 on its October 31, 1999 financial statements. The settlement was approved by the Director of the New Jersey Division of Medical Assistance. The Company paid the settlement amount during fiscal 2000 and the Claim was extinguished.

         During fiscal 2000, the Company continued its development of certain proprietary healthcare information software systems (the "PSIMedica project") utilizing licensed software and various analytical tools and data provided from two ERISA funds and other sources. Information being processed for the project includes data related to member and/or patient eligibility, hospital claims, pharmacy claims, medical claims and laboratory testing. The Company intends to incorporate the products developed in the PSIMedica project into its core laboratory presentations to group and institutional markets such as managed care organizations and correctional institutions. Management anticipates that the initial marketing of its PSIMedica products will commence during fiscal 2001. No assurances can be given that such marketing will be successful.

         The Company funds its operations through a revolving loan agreement (the "Loan Agreement") with PNC Bank. At October 31, 2000, the Company was utilizing $12,000,000 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms.The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company's working capital was less than $2,800,000. In addition, at October 31, 2000, the Company's Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company's failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company's ability to lend funds. Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,200,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company's business and financial condition.

                         CLINICAL LABORATORY OPERATIONS

THE CLINICAL LABORATORY INDUSTRY

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

         In addition, Medicare as well as an increasing number of commercial programs are requiring physicians to document the medical necessity when ordering specific laboratory tests. Since the laboratory has a responsibility to test a specimen when it first arrives in the laboratory, it may not be able to wait until all applicable information is provided and there is a possibility that a test can be performed and results provided before appropriate medical necessity is documented. In these cases, the laboratory may not receive reimbursement for the tests.(See "Developments Since the Beginning of Fiscal 2000" as to the status of a review concerning overpayments being conducted by the Company's Medicare carrier) and a recent settlement of a claim against the Company asserted by New Jersey Medicaid.

          The following table reflects the Company's breakdown of revenue by payor for the 12 months ended October 31, 1998, 1999 and 2000.


                                                                    YEARS ENDED OCTOBER 31,
                                                                    -----------------------
                                                                     1998     1999    2000
                                                                     ----     ----    ----
                  Direct Patient Billing.........................      16%      14%    12%
                  Commercial Insurance...........................      30%      27%    36%
                  Professional Billing...........................      28%      34%    24%
                  Medicare.......................................      22%      22%    24%
                  Medicaid.......................................       4%       3%     4%
                                                                       ---     ----  -----
                                                                      100%     100%   100%

COMPETITION

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

GOVERNMENT REGULATION

         Laboratories require licensure in each jurisdiction in which they operate. Bio-Reference holds the required Federal and state licenses necessary to permit its operation of a clinical laboratory at both its New Jersey and New York facilities and to permit its servicing of its clients in those states where it presently operates. Laboratory technicians and technologists must also qualify under state regulations in order to be employed by the laboratory. All of these licensing and certification programs set standards in areas such as quality control, record keeping and personnel qualifications, including, in varying measures from state to state, educational experience and licensure for various levels of personnel responsible for testing. Compliance with these standards is by periodic inspections by the appropriate Federal, state or local agency. In addition, licensing and certification entail proficiency testing which involves actual testing of specimens that have been specifically prepared by the regulatory authority or designated agencies for testing by the laboratory. There can be no assurance that the laboratory will maintain all necessary licenses and in the event the laboratory loses its license in a particular jurisdiction, it will be required to cease all activities in such jurisdiction. There also cannot be any assurance that the Company will obtain the licenses required in a proposed jurisdiction of operation.

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

         CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform. The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, ("HHS,") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period. CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements. A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements. The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed. Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88. The Company believes that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category. The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection. The quality standard and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing requirements will be phased-in over a number of years. The laboratory has completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

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

EMPLOYEES

         At October 31, 2000, the Company had 502 full-time employees and 299 part-time employees. This includes:
         -    three executive officers
         -    Vice President of Technical Operations
         -    Marketing Vice-President,
         - 98 full-time and 49 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s)
         -    251 full and part-time semi-technical employees
         -    50 full and part-time marketing representatives
         -    214 full and part-time clerical employees
         -    126 full and part-time drivers.
         -    6 Right Body Foods
         -    2 CareEvolve.com
None of the Company's employees are represented by a labor union. The Company regards relations with its employees as satisfactory.

Item 2 - PROPERTIES

         The Company's executive offices and New Jersey processing facility occupy approximately 56,000 square feet of leased space in two one-story brick facilities at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey. The lease for these facilities, which expires in February 2004, provides for a monthly rental of $31,391. Bio-Reference's New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York. The lease for this facility, which expires in April 2002, provides for a monthly rental of $12,177. The Company's testing equipment maintained at both of its processing facilities is in good condition and in working order. Management believes that these facilities, as presently equipped, have the capacity to generate up to approximately $100,000,000 in annual revenues based on the type of testing now being performed by the Company. The Company maintains fire, theft and liability insurance coverage for its facilities in what it believes are adequate amounts. The Company also leases 52 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at both of its processing facilities.

Item 3 - LEGAL PROCEEDINGS

         On December 19, 2000, the Company and its wholly owned BRLI No.1 Acquisition Corp. subsidiary, as plaintiffs, instituted a lawsuit in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc. ("RBF") as defendants. In its complaint, the plaintiffs alleged that in connection with their December 1999 purchase of the health food business of RBF and the simultaneous employment of Rebecca Klafter as the Director of the business purchased, the defendants made material misrepresentations and misleading statements to the plaintiffs regarding the business being purchased. In its lawsuit the plaintiffs are seeking rescission of the acquisition and all of the agreements entered into in connection therewith, together with restitution, with interest, of all moneys paid and consideration given, including shares of Bio-Reference Common Stock, to any of the defendants in connection therewith, or in the alternative, damages in excess of $1 million plus interest and costs. See "Developments Since the Beginning of Fiscal 2000" herein.

         The defendants filed an answer and counterclaims on January 22, 2001 naming the plaintiffs as well as the Company's chief executive officer and its chief operating officer as counterclaim defendants. In addition to denying the substantive allegations of the complaint and stating various affirmative defenses, the defendants demanded that Rebecca Klafter be rehired, that all payments required to be made to her under her agreements with the plaintiffs be made and that the plaintiffs be required to remove all restrictions against her ability to sell the shares received by her in the acquisition. In addition, the defendants asserted a claim of sexual harassment on behalf of Rebecca Klafter against the Company and BRLI No.1 Acquisition Corp. and alleged that the two officers aided and abetted the two corporations in discriminating and in retaliating against Ms. Klafter. In addition to seeking the removal of restrictions against the shares, the defendants are seeking an indeterminate amount of compensatory damages including back pay, "front" pay, bonuses, incentive pay and overtime, punitive damages, interest and costs.

         The litigation is in its initial stages so that no prediction can be made as to probable outcome of this lawsuit.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held on December 15, 2000. At the meeting, the following two individuals were elected by the following vote to serve as Class III directors, each for a term of three years and until his successor is duly elected and qualified. In addition, the stockholders ratified the adoption of the 2000 Employee Incentive Stock Option Plan reserving an aggregate 800,000 shares of Bio-Reference's authorized but unissued Common Stock for issuance upon exercise of incentive stock options which may be granted under the Plan:

                                                                     FOR         WITHHELD                  ABSTAIN
                                                                     ---         --------                  -------
         John Roglieri                                             6,840,913          57,912                 - 0 -

         Gary Lederman                                             6,840,130          57,912                 - 0 -

         2000 Employee Stock Option Plan                           6,777,129         115,779                 5,917

The other directors of the Company whose term continued are as follows:

         Marc D. Grodman                                                Class I director

         Howard Dubinett                                                Class I director

         Sam Singer                                                     Class II director

         Frank Devito                                                   Class II director

                                     PART II

Item 5. -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

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


              FISCAL YEAR                                                     BID PRICES
              -----------                                                     ----------
                                                                        HIGH                LOW
                                                                        ----                ---
              1999
                  First Quarter                                        $1.875            $.96875
                  Second Quarter                                       $1.5625           $.75
                  Third Quarter                                        $1.03125          $.4375
                  Fourth Quarter                                       $1.0625           $.78125

              2000
                  First Quarter                                        $3.50             $.78125
                  Second Quarter                                       $3.125           $1.5625
                  Third Quarter                                        $2.0             $1.28125
                  Fourth Quarter                                       $2.34375         $1.1875


         At January 19, 2001 the closing sales price for the Common Stock on NASDAQ was $1.8125 per share.

         At October 31, 2000 the number of record holders of the Common Stock was 571. Such number of record owners was determined from the Company's shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

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

Item 6.       SELECTED FINANCIAL DATA

                                                                  [In thousands, except per share data]
                                                                                YEARS ENDED
                                                     ---------------------------------------------------------------
                                                                                OCTOBER 31,
                                                     ---------------------------------------------------------------
                                                          2000        1999        1998         1997          1996
                                                        -------      -------     -------      -------       -------
OPERATING DATA:
   Net Revenues                                       $    66,460  $    53,856   $  46,554   $    38,660  $    35,126
   Cost of Services                                   $    37,174  $    30,850   $  25,058   $    19,339  $    18,136
   Gross Profit                                       $    29,286  $    23,006   $  21,496   $    19,321  $    16,989
   General and Administrative Expenses                $    27,654  $    26,432   $  20,231   $    17,436  $    15,793
   Income [Loss] from Operations                      $     1,632  $    (3,426)  $   1,065   $     1,885  $     1,196
   Non-Recurring Gain on Sale of
     Intangible Assets                                $        --  $        --   $     334   $     2,026  $        --
   Other Expenses - Net                               $     1,568  $     1,185   $     841   $       850  $       552
   Provision for Income Tax Expense
      [Benefit]                                       $       (42) $       367   $     (38)  $      (139) $        52
   Net income [Loss]                                  $       105  $    (4,978)  $     597   $     3,200  $       592
   Net [Loss] Income Per Common Share                 $       .01  $      (.68)  $     .08   $       .48  $       .10
   Cash Dividends Per Common Share                    $        --  $        --   $      --   $        --  $        --

BALANCE SHEET DATA:
   Total Assets                                       $    38,349  $    32,318   $  40,778   $    29,095  $    28,231
   Total Long-Term Liabilities                        $     2,378  $     2,931   $   3,708   $       921  $     1,533
   Total Liabilities                                  $    25,287  $    20,948   $  24,555   $    13,570  $    16,128
   Working Capital                                    $     2,820  $     3,702   $   8,364   $     9,415  $     4,072
   Stockholders' Equity [Deficit]                     $    13,061  $    11,369   $  16,223   $    15,525  $    12,103

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

OVERVIEW

During fiscal 2000, Bio-Reference expanded its laboratory testing capabilities and its customer base through internal growth. Previously, the Company completed a series of acquisitions, as discussed below, to enhance its position in the health information marketplace.

The Company licensed software from a third party to allow for the grouping for analysis of medical claims data and has proceeded to develop its own proprietary algorithms and enhancements to the licensed software so as to include laboratory and prescription data. This project, called PSIMedica (Population Strategies in Medicine), is currently working with two ERISA funds which total over 60,000 lives as beta sites for its analytical tools and programs. The Company expects to seek customers for its PSIMedica products during fiscal year 2001.

The Company acquired certain assets of DoctorNY.com (www.doctorny.com), a health portal which, with its associated domain sites and existing physician websites, includes website development capabilities for health care providers, together with a search engine which allows consumers to locate physicians by region, credentials, specialty or other parameters. The Company announced the consumer view represented by DoctorNY.com was part of its entry into the e-health marketplace.

The Company developed a business-to-business Internet strategy which was assigned to its new CareEvolve.com business unit. This unit is currently developing physician services to enhance physician- patient and physician-payor electronic communications on a secure basis (i.e., preserving confidentiality), including communicating laboratory results, e-mail prescriptions, refills, payor verification and eligibility. The CareEvolve system will further offer physicians claims processing, CME credits, immunization records and promote e-commerce services, including physician supplies, office supplies and computer hardware.

The Company acquired certain assets of Right Body Foods, Inc. ("RBF"), a manufacturer and distributor of freshly prepared, starch free, low-calorie, low carbohydrate, food products, located in Syosset, New York. Its products are sold through health professionals, dieticians, nutritionists and physicians. See Item 3 herein.

Results of Operations

NET INCOME

Comparing only the laboratory operations of the Company and excluding the one time write down of an impaired asset and its associated increase in reserve of accounts receivable which occurred in fiscal year 1999, the Company's laboratory operations showed net income for the year of $747,483 compared to a loss of $2,054,077 in the prior year. This turn around is related by and large to an increase in net revenues which is reflective of an increase in the number of tests per patient and in the frequency of more expensive or specialty testing services. RBF had a loss of $449,810 for the year ended October 31, 2000. CareEvolve had a loss of $192,518 for the year ended October 31, 2000. Including CareEvolve and RBF, the Company realized net income of $105,155 for fiscal 2000 as compared to a loss, including the write down of the impaired asset, of $4,978,448 for the prior year.

NET REVENUES:
------------

Net Revenues for the year ended October 31, 2000 were $66,460,073 as compared to $53,856,414 for the year ended October 31, 1999; this represents a 23% increase in net revenues. This increase is due to a 12% increase in patients serviced and a 9% increase in net revenues per patient and is reflective of an increase in number of tests per patient serviced and in the frequency of more expensive or specialty testing services. The Company's laboratory operations had net revenues of $66,345,879 in fiscal 2000, of which MLI had net revenues of $12,394,210. CareEvolve had net revenues of $25,717 and RBF had net revenues of $88,477.

The number of patients serviced during the year ended October 31, 2000 was 1,393,967 which was 12% greater when compared to the prior fiscal year's twelve month period. Net revenue per patient for the year ended October 31, 2000 was $47.57 compared to net revenue per patient for the year ended October 31, 1999 of $43.59, an increase of $3.98 or 9%. MLI's net revenue per patient was $29.16 for the year ended October 31, 2000 as compared to $31.71 for the year ended October 31, 1999, a decrease of $2.55 or 9%.

In August 2000, the Company announced that its GenPath business unit resumed full service oncology testing to physicians and institutions. While GenPath had been offering limited oncology testing services since it was formed after the sale of the GenCare Laboratory to Impath in 1997, GenPath currently offers full service hematology/oncology and some genomic testing to its customers. The Company's non- competition agreement with Impath expired in April, 2000. Bio-Reference is assembling a scientific staff and a marketing sales force in order to duplicate the success that GenCare had in this market.

COST OF SALES:
-------------

Cost of Sales, excluding CareEvolve and RBF, increased from $30,850,337 for the year ended October 31, 1999 to $36,734,839 for the year ended October 31, 2000. This represents a 19% increase in direct operating costs. This increase is related to the increase in net revenues of 23%. CareEvolve and RBF had cost of sales of $439,512 during this period.

GROSS PROFITS:
-------------

Gross profits on net revenues, excluding CareEvolve and RBF, increased to $29,611,040 for the year ended October 31, 2000 from $23,006,077 for the year ended October 31, 1999; an increase of $6,604,963 (29%), primarily attributable to the increase in net revenues. Gross profit margins increased to 45% from 43%, primarily attributable to the increase in net revenues per patient and the operating efficiencies realized with regard to the increase in net revenues. Management believes that the Company's automated chemistry laboratory will have enough capacity to handle the projected increase in patient volume. The Company's total gross profit was $29,285,722. CareEvolve and RBF had a gross loss of $325,318 for the year ended October 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the year ending October 31, 2000 were $27,653,858 as compared to $26,341,909 for the year ended October 31, 1999, an increase of $1,311,949 or 5%. During the year ended October 31, 1999, the Company wrote down an impaired asset of $924,371 attributable to its end stage renal dialysis business acquired from Smith Kline Beecham and the associated increase in reserves on its accounts receivable of $2,000,000. Without the write-down and increase in reserves, the increase in indirect expenses would have been $4,236,320 or 16% as compared with Fiscal 1998. This increase was caused primarily by three factors, 1) an increase in marketing related expense of $1,184,436 2) an increase in bad debt of $1,802,846 and 3) an increase in data processing expense of $435,842 all of which are attributable to the Company's growth. CareEvolve and RBF had general and administrative expenses of approximately $317,000 for the year ended October 31, 2000.

INTEREST EXPENSE:
----------------

Interest expense increased from $1,465,765 during the year ended October 31, 1999 to $1,635,847 during the year ending October 31, 2000 an increase of $170,082. Management believes that this trend will continue in the future due to the expected increased use of the Company's revolving line of credit to fund the Company's expansion and growth.

INCOME:
-------

Comparing only the laboratory operations of the Company and excluding the one time write down of an impaired asset and its associated increase in reserve of accounts receivable which occurred in fiscal year 1999, the Company's laboratory showed net income for fiscal 2000 of $747,483 compared to a loss of $2,054,077 for fiscal 1999. This turn around is related by and large to an increase in net revenues which is reflective of an increase in the number of tests per patient and in the frequency of more expensive or specialty testing services. RBF had a loss of $449,810 for the year ended October 31, 2000. CareEvolve had a loss of $192,518 during the year ended October 31, 2000. Including CareEvolve and RBF, the Company realized net income of $105,155 in fiscal 2000 compared to a loss, including the write down of the impaired asset, of $4,978,448 in fiscal 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

NET INCOME
----------

The Company's net income (loss) for the years ended October 31, 1999 and 1998 was $(4,978,448) and $596,583, respectively. The main reasons for the $5,575,031 decrease in net income is the write-down of approximately $2,900,000 for impaired assets including the additional allowance for accounts receivable relating to the Company's end stage renal dialysis business acquired from SmithKline Beecham of approximately $2,000,000 and an increase in general and administrative expenses of approximately $2,000,000 in fiscal 1999. . In addition, net revenue per patient decreased 8% during the twelve month period ended October 31, 1999, as compared to the twelve month period ended October 31, 1998. Gross profit margins decreased from 46% for the twelve month period ended October 31, 1998 to 43% for the twelve month period ended October 31, 1999. Based upon anticipated increases in patient volume, anticipated increased testing to be performed, reimbursement rate improvements, and anticipated decreases in operating costs, the bulk of the effects of which were expected to be realized in the second half of fiscal 2000, the Company projected net income for fiscal 2000.

NET REVENUES

Net revenues for the year ended October 31, 1999 were $53,856,414 as compared to $46,553,730 for the year ended October 31, 1998; this represents a 16% increase in net revenues. MLI had net revenues of $13,706,743 or 25% of the Company's net revenues for fiscal 1999. The Company acquired MLI in April of 1998, for the seven month period ended October 31, 1998, MLI had net revenues of $7,773,570 or 17% of the Company's net revenue for the twelve month period ended October 31, 1998.

The number of patients serviced during the fiscal year ended October 31, 1999 was 1,235,514 which was 25% greater when compared to the prior fiscal year. MLI accounted for 35% of the patient count for the year ended October 31, 1999. Net revenue per patient for the year ended October 31, 1998 was $47.29 compared to net revenue per patient for the year ended October 31, 1999 of $43.59; a reduction of $3.70 or 8%. This decrease is due to the inclusion of a full twelve months of MLI's revenues with its associated lower revenue per patient in fiscal year 1999. MLI's net revenue per patient was $31.71 for the twelve month period ended October 31, 1999 compared to net revenue per patient of $33.04 in fiscal year 1998. The Company expected an increase in net revenues in fiscal year 2000 due to a number of factors: internal growth, an estimated increase in the contract with the New York State Department of Corrections, Medicare reimbursement for tests previously not covered, an increase in Medicare reimbursement for other selected tests, as well as new marketing initiatives in newer testing areas, such as drugs of abuse testing, and complimentary and alternative medicine. In addition, the Company identified three new business initiatives (See Below), all of which it sought to leverage off existing capabilities the Company possesses.

The Company anticipated increasing its revenues in fiscal 2000 through internal growth and development of new marketing initiatives in laboratory testing services outside the traditional physician market. In November 1999, the contract to provide laboratory testing by the New York State Department of Corrections for inmates in its facilities was renewed. This contract was valued at approximately $6,300,000 for fiscal year 2000, an estimated increase of approximately 10% from fiscal year 1999. The Company is seeking to market its services to other correctional institutions.

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

In December 1999, the Company acquired Right Body Foods, Inc., a manufacturer and distributor of freshly prepared, starch free, low-calorie, low carbohydrate, food products, located in Syosset, New York. Its products are sold through health professionals, dieticians, nutritionists and physicians. The Company expected to use its marketing staff and physician network to increase the distribution of these products. See Item 3 herein.

COST OF SERVICES:
-----------------

Cost of sales increased from $25,058,008 for the year ended October 31, 1998 to $30,850,337 for the year ended October 31, 1999, an increase of $5,792,329 or 23%. This increase was primarily the result of the MLI acquisition. MLI's direct operating costs were $9,347,850 for the twelve month period ended October 31, 1999, as compared to $5,639,627 for the seven month period ended October 31, 1998, an increase of $3,708,223. The optimum consolidation of laboratory operations had not been completed and was expected to only marginally impact the Company's cost structure until the automated laboratory upgrade and expansion was completed. While the automated laboratory was expected to have a marginal impact on cost structure, the reduction of the Company's dependence on reference laboratories was expected to have a more favorable impact during the second half of fiscal 2000.

GROSS PROFITS:
-------------

Gross profit on net revenues increased from $21,495,722 for the year ended October 31, 1998 to $23,006,077 for the year ended October 31, 1999; an increase of $1,510,355 primarily attributable to the increase in revenues. Gross profit margins decreased from 46% for the year ended October 31, 1998 to 43% for the year ended October 31, 1999. Management believed that the Company's gross profit margin would increase in fiscal 2000, due to increased revenues from internal growth, Medicare reimbursement for tests not previously covered, increases in reimbursement rates from Medicare on certain tests, the completion of the automated chemistry laboratory and decrease in direct operating expenses. The decrease in gross profit margins in fiscal 1999 was primarily attributable to the lower net revenues per patient, the increase in direct costs associated with MLI and the duplication of direct costs that had not been eliminated as of October 31, 1999 by an optimum consolidation of laboratory operations. The Company invested a large amount of time and money during fiscal 1999 to increase its processing capacity. Management believes that its capacity, once the automated chemistry laboratory is completed for approximately $250,000, will be more than adequate to handle the projected increase in patient volume.

GENERAL AND ADMINISTRATIVE EXPENSES:
-----------------------------------

General and administrative expenses for the year ended October 31, 1999 were $26,431,909 as compared to $20,430,757 for the year ended October 31, 1998, an increase of approximately $6,000,000 or 29%. Approximately 48% of this increase was the impairment charge of approximately $2,900,000 associated with the Company's end stage renal dialysis business acquired from SmithKline Beecham. In addition, occupancy expenses, telephone, data processing and marketing expenses increased approximately $1,900,000 over the prior twelve month period. The Company recorded a $227,000 expense associated with a New Jersey Medicaid overpayment claim. Management believed that general and administrative expenses in 2000 would increase but not at a higher percentage than the projected increase in revenues.

INTEREST EXPENSE:
----------------

Interest expense increased from $1,280,737 for the year ended October 31, 1998 to $1,465,765 for the year ended October 31, 1999, resulting from the Company's continuing use of its revolving line of credit with PNC Bank.


--------------------------------------------------------------------------------
NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

The Company's working capital at October 31, 2000 was approximately $2,800,000 as compared to approximately $3,700,000 at October 31, 1999, a decrease of $900,000. The Company decreased its cash position by approximately $1,700,000 during the current period. The Company utilized approximately $3,600,000 in cash for operating activities. To offset this use of cash, the Company borrowed $3,300,000 in short term debt and repaid approximately $1,900,000 in existing debt. The Company had current liabilities of approximately $23,000,000 at October 31, 2000. The Company entered into an agreement during fiscal 2000 with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year term debt. Management believes operating costs will be lower during fiscal year 2001 due to cost savings generated by the automated laboratory.

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

The Company believes it had been compliant with all requirements regarding claims submitted for payment by New Jersey Medicaid and in fact requires actual physician signatures before it bills New Jersey Medicaid. However, in order to dispose of this issue, the Company and New Jersey Medicaid entered into an oral agreement in January 2000 to settle the claim for approximately $227,000 and the Company accrued this settlement amount in its October 31, 1999 financial statements. The settlement was approved by the Director of the New Jersey Division of Medical Assistance. The Company paid the settlement amount during fiscal 2000 and on June 8, 2000, a Warrant to Discharge the Certificate of Debt against the Company was filed in the Superior Court of New Jersey.

In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(1) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus 1% of any face amount of the certificates of deposit, if any, pledged as collateral for this loan minus the amount of any portion of the outstanding principal balance of the term loan which is deemed to be collateralized by the certificates of deposit. Interest on advances are currently at prime plus 1% and are scheduled to increase to prime plus 2% at April 1, 2001. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 insurance policy on the life of the president of the Company. The line of credit is available through September 2001 and may be extended for annual periods by mutual consent thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 1998, the Company was in compliance with the covenant provisions of this agreement and was utilizing $12,000,000 of this credit facility. As of October 31, 2000, the Company was in default of its Tangible Net Worth and one other covenant. The Company received waivers for these defaults in January 2000. As of October 31, 2000, the Company was utilizing $12,000,000 of this credit facility.


--------------------------------------------------------------------------------
NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------

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

The Company intends to expand its laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions. These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

The Company has various employment and consulting agreements of up to seven years with commitments totaling approximately $5,500,000 [See Note 12 of the Notes to the Consolidated Financial Statements herein] and operating leases with commitments totaling approximately $4,000,000 (of which approximately $1,700,000 and $2,300,000 are due during fiscal 2001) [See Notes 13 and 14].

The Company's cash balances at October 31, 2000 totaled approximately $440,000 as compared to $2,100,000 at October 31, 1999. The Company believes that its cash position, the anticipated cash generated from future operations, the availability of its credit line with PNC Bank, the utilization of certificates of deposits maturing during the first quarter of fiscal year 2001 and the interest due thereupon, will meet its future cash needs.

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

Not applicable.

Item 8. -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial Statements are annexed hereto

Item 9. -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

         None

--------------------------------------------------------------------------------
NOTE REGARDING FORWARD-LOOKING STATEMENTS
-----------------------------------------

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

                                    PART III

Item 10. -    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each of the directors and executive officers of the Company.


         NAME                                    AGE      POSITION
         ----                                    ---      --------
Marc D. Grodman, M.D.............................49     Chairman of the Board, President, Chief Executive
                                                        Officer and Director

Howard Dubinett..................................49     Executive Vice President, Chief Operating Officer and
                                                        Director

Sam Singer.......................................58     Vice President, Chief Financial Officer, Chief
                                                        Accounting Officer and Director

Frank DeVito(b)..................................78     Director

John Roglieri, M.D(b)............................61     Director

Gary Lederman, Esq.(a)...........................66     Director

---------------
(a) Chairman of the Audit Committee
(b) Member of the Audit Committee

         The Audit Committee confers with the Company's auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company's account systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company's financial statements and the results thereof.

         Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President, Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977. Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital and his rendering of medical services on a part time basis to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes all of his working time to the business of the Company.

         Howard Dubinett has been the Executive Vice-President and Chief Operating Officer of the Company since its formation in 1981. He became a Director of the Company in April 1986. Mr. Dubinett attended Rutgers University. Mr. Dubinett devotes all of his working time to the business of the Company.

         Sam Singer has been the Company's Vice President and Chief Financial Officer since October 1987 and a Director since November 1989. He is responsible for all financial activities of the Company. Mr. Singer was the Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987, prior to joining the Company. He received a B.A. degree from Strayer University and an M.B.A. from Rutgers University. Mr. Singer devotes all of his working time to the business of the Company.

         Frank DeVito became a Director of the Company in April 1986. Mr. DeVito, who is now retired, served as Vice President of the New Jersey State AFL-CIO and from 1960 until December 1985 was President of AFL-CIO United Food and Commercial Workers, Local 1245. Mr. DeVito is also the former president of Benefit Plan Services of New Jersey, a medical insurance consulting company. From 1981 through December 1985, Mr. DeVito was also President of United Food and Commercial Workers District Council of Metropolitan New York and Northern New Jersey, which was comprised of 35 local unions with approximately 150,000 members.

         John Roglieri, M.D. became a Director of the Company in September 1995. He is an Assistant Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City. Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master's degree from Columbia University School of Business in 1978. From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington. From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital. From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University. In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980. Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center. From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life. Dr. Roglieri is currently the chief medical officer of Physician Weblink, a New York metropolitan area physician practice management company. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journal Managed Care and a biographee of Who's Who in America.

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

         There are no family relationships between or among any directors or executive officers of the Company. The Company's Certificate of Incorporation provides for a staggered Board of Directors (the "Board") pursuant to which the Board is divided into three classes of directors and the members of only one class or one-third of the Board) are elected each year to serve a three-year term. Officers are elected by and hold office at the discretion of the Board of Directors. See Item 4 herein.

KEY PERSONNEL AND CONSULTANTS

         The following key personnel and consultants make significant contributions to the Company's operations.

         Robert Rush, Ph.D (Age 60) has been employed by the Company since July 1993 as Vice President of Technical Operations. From 1989 to 1993, Dr. Rush was a Technical Director for National Health Laboratories, Inc., a national clinical laboratory. From 1988 to 1989 he was the Technical Director of Maryland Medical Laboratory and from 1975 to 1988 he was the Technical Director of Smith-Kline Beecham Clinical Laboratories, another national clinical testing laboratory, in Atlanta, Georgia. Dr. Rush also worked for the Technicon Instruments Corporation, a Tarrytown, New York manufacturer of laboratory equipment, from 1969 to 1972, as a Section Head in Clinical Chemistry. Dr. Rush is a registered Clinical Laboratory Director in the states of New Jersey, New York and Connecticut. He is board certified by the American Board of Clinical Chemistry. Dr. Rush received a B.A. degree in Chemistry from Hunter College in 1962 and M.S. and Ph.D. degrees in Biochemistry in 1964 and 1966 from Pennsylvania State University.

         Bader Maria Pedemonte-Coira, M.D. (Age 42) has been employed by the Company since August 2000 as Medical Director. She is certified by the American Board of Pathology in Anatomic and Clinical Pathology with special certification in Hematopathology and Immunopathology. In addition to being

Medical Director, Dr. Pedemonte is director of GenPath, the oncology testing section of Bio-Reference. She holds a New York State Department of Health Certificate of qualification for Laboratory Director. Dr. Pedemonte's professional appointments include Director of Hematopathology & Molecular Pathology at JFK Medical Center in Edison, NJ (1998-2000). Hematopathologist, IMPATH, Inc. New York, NY (1997-1998). Medical Director & Hematopathologist GenCare-Biomedical Research Laboratory of Bio-Reference (1996-1998). She was Associate Director & Pathologist, Molecular Tissue Pathology; Director, Cellular Immunology, Corning Clinical Laboratories (Corning/MetPath) Teterboro, NJ (1991-
1996). Dr. Pedemonte is also an Adjunct Assistant Professor of Pathology, Columbia Unviersity, College of Physicians & surgeons, NY. (1991-Present).

         Ayad Mudarris, Ph.D. (Age 49) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology. Dr. Mudarris has been a consultant to the Company since October 1994. From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory located in Cranford, New Jersey. From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, A SAMHSA (NIDA) certified forensic drug testing laboratory in Columbia, South Carolina, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina. Dr. Mudarris is a registered Clinical Laboratory Director in the State of New York. He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist. He received his B.S. degree in Pharmacy from Damascus University in 1975 and M.S. degree in Medical Technology from Long Island University in 1980 and Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, the Company believes that with respect to fiscal 2000, its officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - EXECUTIVE COMPENSATION

         The following table sets forth information concerning the compensation paid or accrued by the Company during the year ended on October 31, 2000 to its Chief Executive Officer and its other executive officers who were serving as executive officers of the Company on October 31, 2000. All of the Company's group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors of the Company and are generally available to all salaried employees.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long-Term
                                              Annual Compensation                            Compensation
                                         ----------------------------------     -------------------------------------
                                                                     Other                                     All
                                    Year                            Annual   Restricted            LTIP       Other
                                    Ended                           Compen-     Stock    Options   Pay-      Compen-
Name and Principal Position      October 31,   Salary      Bonus    Sation     Awards     (SARS)   outs      sation
---------------------------      -----------  --------- ---------  ---------   ------    ------    ----     --------
Marc D. Grodman M.D.                2000      $366,921   $125,000    $-0-        -0-        -0-     $-0-       $-0-
     President and Chief            1999      $306,557   $125,000    $-0-        -0-        -0-     $-0-       $-0-
     Executive Officer              1998      $305,653   $125,000    $-0-        -0-        -0-     $-0-       $-0-

   Howard Dubinett                  2000      $160,004    $60,000    $-0-        -0-        -0-     $-0-       $-0-
     Executive Vice                 1999      $160,004    $60,000    $-0-        -0-        -0-     $-0-       $-0-
     President and Chief            1998      $157,622    $57,750    $-0-        -0-        -0-     $-0-       $-0-
     Operating Officer

   Sam Singer                       2000      $160,004    $60,000    $-0-        -0-        -0-     $-0-       $-0-
     Vice President and             1999      $158,002    $60,000    $-0-        -0-        -0-     $-0-       $-0-
     Chief Financial and            1998      $156,333    $57,750    $-0-        -0-        -0-     $-0-       $-0-
     Accounting Officer

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         On May 13, 1997, Dr. Grodman agreed to the terms of a new employment agreement pursuant to which he agreed to serve as president and chief executive officer devoting at least 90% of his working time to the business of the Company. The agreement provides (i) for a seven-year term commencing November 1, 1997; (ii) a minimum annual Base Compensation consisting of salary and bonus in the aggregate amount of $395,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and an initial $2,000,000 face amount of "split dollar" life insurance insuring Dr. Grodman's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) which amount was increased to $4,000,000 during fiscal year 1999; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Dr. Grodman's average annual compensation during the preceding five years.

         In consideration for Dr. Grodman's acceptance of the terms of the employment agreement, the board of directors authorized the issuance to Dr. Grodman of (a) 300,000 shares of the Company's Common Stock, partially subject to forfeiture, (b) five-year incentive stock options ("ISOs") exercisable to purchase 100,000 shares of Common Stock at $.790625 per share, and (c) ten-year non-qualified stock options ("NQOs") exercisable to purchase 200,000 shares of Common Stock at $.71875 per share. The ISOs are only exercisable while Dr. Grodman is employed by the Company. The NQOs expire if Dr. Grodman's employment agreement is terminated by the Company "For Cause" or at his option, "Without Good Reason." See "Employee Stock Option Plans."

         The 300,000 shares of Common Stock issued to Dr. Grodman were forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Dr.
Grodman's option "Without Good Reason."


             If Termination "For Cause"
              or "Without Good Reason"
             Occurs During the Following                    Number of Shares
                       Periods                                  Forfeited
             ----------------------------                   ----------------
May 1, 1997 through April 30, 1998                          225,000 shs.
May 1, 1998 through April 30, 1999                          150,000 shs.
May 1, 1999 through April 30, 2000                           75,000 shs.

         Dr. Grodman continues to be employed by the Company at the date hereof so that the forfeiture provisions are no longer applicable.

         Also on May 13, 1997, Mr. Dubinett agreed to the terms of a new employment agreement pursuant to which he agreed to serve as executive vice president and chief operating officer of the Company. The agreement provides (i) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $500,000 face amount of "split dollar" life insurance insuring Mr. Dubinett's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan)which amount was increased to $1,000,000 during fiscal year 1999; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Dubinett's average annual compensation during the preceding five years.

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

         The 240,000 shares of Common Stock issued to Mr. Dubinett. were forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Mr. Dubinett's option "Without Good Reason."


             If Termination "For Cause"
              or "Without Good Reason"
             Occurs During the Following                      Number of Shares
                       Periods                                   Forfeited
             ----------------------------                   ----------------
May 1, 1997 through April 30, 1998                              180,000 shs.
May 1, 1998 through April 30, 1999                              120,000 shs.
May 1, 1999 through April 30, 2000                               60,000 shs.

         Mr. Dubinett continues to be employed by the Company at the date hereof so that the forfeiture provisions are no longer applicable.

         Also on May 13, 1997, Mr. Singer agreed to the terms of a new employment agreement pursuant to which he agreed to serve as vice president and chief financial officer of the Company. The agreement provides (i) for a five and one-half year term commencing May 1, 1997; (ii) a minimum annual Base Compensation commencing November 1, 1997 consisting of salary and bonus in the aggregate amount of $220,000 subject to increases based on increases in the Consumer Price Index as well as increases at the discretion of the board of directors; (iii) typical health insurance coverage and $400,000 face amount of "split dollar" life insurance insuring Mr. Singer's life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) which amount was increased to $800,000 during fiscal year 1999; (iv) the leasing of an automobile for his use; (v) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company's employees; (vi) disability benefits; (vii) certain termination benefits; and (viii) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Singer's average annual compensation during the preceding five years.

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

         The 200,000 shares of Common Stock issued to Mr. Singer were forfeitable in part on the following basis if his employment agreement is terminated by the Company "For Cause" or at Mr. Singer's option "Without Good Reason."


              If Termination "For Cause"
               or "Without Good Reason"
              Occurs During the Following            Number of Shares
                        Periods                          Forfeited
             ----------------------------            ----------------
May 1, 1997 through April 30, 1998                         150,000 shs.
May 1, 1998 through April 30, 1999                         100,000 shs.
May 1, 1999 through April 30, 2000                          50,000 shs.

         Mr. Singer continues to be employed by the Company at the date hereof so that the forfeiture provisions are no longer applicable.

EMPLOYEE STOCK OPTION PLANS

         In July 1989, the Company's Board of Directors adopted the 1989 Employees Stock Option Plan (the "1989 Plan") which was approved by shareholders in November 1989. The 1989 Plan provided for the grant of options to purchase up to 666,667 shares of Common Stock. Under the terms of the 1989 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment ("ISOs") under Section 422 of the Code, or options which do not so qualify ("NQOs").

         Under the 1989 Plan, the exercise price of an option designated as an ISO could not be less than the fair market value of the Common Stock on the date the option was granted. However, in the event an option designated as an ISO was granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price was required to be at least 110% of such fair market value. Exercise prices of NQOs options could be less than such fair market value. The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year could not exceed $100,000.

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

         At October 31, 1999, there were outstanding ISOs under the 1989 Plan exercisable to purchase an aggregate 612,041 shares of Bio-Reference Common Stock at prices ranging from $.71875 to $.790625 per share. Included were the above described ISOs issued to Dr. Grodman and Messrs. Dubinett and Singer exercisable to purchase 100,000 shares, 60,000 shares and 50,000 shares respectively and additional ISOs held by Messrs. Dubinett and Singer exercisable to purchase an aggregate 153,334 shares and 116,667 shares respectively. During fiscal 2000, one employee exercised ISOs and purchased an aggregate 16,667 shares so that at October 31, 2000, there were outstanding ISOs under the 1989 Plan exercisable to purchase an aggregate 595,374 shares at prices ranging from $.71875 to $.790625 per share.

         All options under the 1989 Plan were required to be granted before the Plan's July 1999 Termination Date so that no further options can be granted under the 1989 Plan.

         On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the "2000 Plan") reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan. On the same date, the Board of Directors granted ISOs pursuant to the 2000 Plan to five key employees exercisable to purchase an aggregate 235,000 shares of Bio-Reference Common Stock reserved for issuance under the 2000 Plan at an exercise price of $1.22 per share (the mean between the closing bid and ask prices for the Common Stock in the over-the-counter market on August 24, 2000). The ISOs were subject to stockholder ratification of the adoption of the 2000 Plan which ratification was obtained at the Company's December 15, 2000 Annual Meeting of Stockholders. See
Item 4 herein.

         At October 31, 2000, all of the above ISOs issued under the 2000 Plan and exercisable at various times to purchase an aggregate 235,000 shares of Bio-Reference Common Stock were outstanding.

DESCRIPTION OF THE 2000 PLAN

         The 2000 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Internal Revenue Code, as amended (the "Code") to purchase up to a maximum aggregate 800,000 shares of the Company's Common Stock. Options may only be granted under the 2000 Plan to employees of the Company and its subsidiaries (including officers and directors who are also employees).

         The 2000 Plan will be administered by the Board of Directors or by a Stock Option Committee designated by the Board of Directors. The Board or the Stock Option Committee, as the case may be, has the discretion to determine the eligible employees to whom, and the price (not less than the fair market value on the date of grant) at which options will be granted; the periods during which each option is exercisable; and the number of shares subject to each option. The Board or the Stock Option Committee has the authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

         The 2000 Plan provides that, the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company's outstanding Common Stock, the exercise price must be at least 110% of such fair market value. Under the 2000 Plan, options must be granted before the August 24, 2010 Termination Date. No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). The aggregate fair market value of the Company's Common Stock with respect to which options are exercisable for the first time by a grantee under the 2000 Plan during any calendar year cannot exceed $100,000. Options granted under the 2000 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee's employment due to retirement, or within one year of such termination if due to disability or death. The Board of the Stock Option Committee, as the case may be, may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2000 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.

         During fiscal year 2000, the Company granted NQOs to one employee exercisable to purchase an aggregate 45,000 shares of Common Stock at an exercise price of $1.19 per share. At October 31, 2000, employees held NQOs exercisable to purchase an aggregate 762,850 shares at exercise prices ranging from $.594 to $1.19 per share including NQOs held by Dr. Grodman exercisable to purchase an aggregate 200,000 shares at an exercise price of $.71875 per share.

         In addition, at October 31, 2000, two directors, John Roglieri and Frank DeVito owned warrants exercisable to purchase 30,000 and 10,000 shares of Common Stock respectively at an exercise price of $.71785 per share and additional warrants were owned at such date by various consultants exercisable to purchase an aggregate 145,000 shares of Common Stock at exercise prices ranging from $1.19 to $3.00 per share.

         See Note 9 of Notes to the Consolidated Financial Statements.

         The following table sets forth certain information concerning unexercised options for each of the executive officers named in the "Summary Compensation Table." No options were exercised by any of such individuals in fiscal 2000.

                       2000 FISCAL YEAR-END OPTION VALUES


                                      Number of Unexercised Options
                                         at 2000 Fiscal Year-End             Value of
                                         -----------------------             Unexercised
                                                                             In-The-Money
Name                        Exercisable           Unexercisable              Options at 10/31/00
----                        -----------           -------------              -------------------
Marc D. Grodman             200,000                    -0-                    $   256,250
                            100,000                    -0-                    $   120,938

Howard Dubinett             213,334                    -0-                    $   273,334

Sam Singer                  166,667                    -0-                    $   213,542

DIRECTORS' COMPENSATION
         Directors who are not employees of the Company are also paid a $1,000 per quarter director's fee.

Item 12. - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         The following table sets forth information as of January 19, 2001 with respect to the ownership of Common Stock by (i) each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each director of the Company, (iii) each executive officer of the Company, and (iv) all directors and executive officers as a group. The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.


                                                                                              Shares of
          Name and Address of                                             Common Stock        Percentage
            Beneficial Owner                                         Beneficially Owned(1)     Ownership
          -------------------                                        ---------------------    ----------
Directors and Executive Officers*
         Marc D. Grodman(2)................................................ 1,673,845              17%
         Howard Dubinett (3)...............................................   477,001               5%
         Sam Singer(4).....................................................   377,667               4%
         Frank DeVito(5)...................................................    10,202              --
         John Roglieri(6)..................................................    31,667              --
         Gary Lederman (7).................................................    25,200              --
         Executive Officers and directors
          as a group (six persons)(2)(3)(4)(5)(6)(7)....................... 2,595,582              26%

-----------
     * The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

     (1) Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

     (2) Includes 608,100 shares owned directly by Dr. Grodman, 549,678 shares issuable upon conversion of Series A Senior Preferred Stock and 300,000 shares issuable upon exercise of options. Also includes 121,667 shares owned directly and 54,400 shares issuable upon conversion of Series A Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and a Company controlled by her and 40,000 shares owned by their minor children. (See Item 13). Dr. Grodman disclaims beneficial ownership of these 216,067 shares.

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

Item 13. - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In July 1989, the Company discontinued the operation of its Med-Mobile Division. At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division. Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness. On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the Company's $2,500,000 financing arrangement with Towers Financial Corporation, suspending all rental and interest charges for periods subsequent to November 1, 1991. As of October 31, 2000, $73,718 in outstanding principal, interest and van rentals was due from Dr. Grodman.

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

         On May 13, 1997 pursuant to a recapitalization, the Senior Preferred was retired in exchange for a new class of Series A Senior Preferred Stock issued to the Grodman Group. The new Series A Senior Preferred Stock is convertible into an aggregate 604,078 shares of Common Stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock.

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.       FINANCIAL STATEMENTS

         The following financial statements of the Company are included in
Part II, Item 7

                                                                                           PAGE TO PAGE
                                                                                           ------------
         Report of Independent Certified Public Accountants                                     F-1

         Balance Sheet - October 31, 2000 and 1999                                              F-2.....F-3

         Statement of Operations-
           Years ended October 31, 2000, 1999 and 1998                                          F-4

         Statement of Shareholders' Equity
           Years ended October 31, 2000, 1999 and 1998                                          F-5

         Statement of Cash Flows -
           Years ended October 31, 2000, 1999 and 1998                                          F-6.....F-7

         Notes to Financial Statements-                                                         F-8.....F-23

         Schedule II -
           Years ended October 31, 2000, 1999 and 1998                                          F-24....F-25

2.       REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the Quarter ended October 31, 2000.

3.       EXHIBITS

                                                                                                      Incorporated by
Exhibit No.                                      Item                                                  Reference to
-----------                                      ----                                                  ------------
3.1*              Amended and Restated Certificate of Incorporation dated                                    (A)
                  November 15, 1989

3.1.1*            Amendment to Certificate of Incorporation dated                                            (B)
                  October 4, 1991 (authorizing one-for-10 reverse stock split)

3.1.2*            Amendment to Certificate of Incorporation dated                                            (C)
                  August 23, 1993 (authorizing one-for-three reverse stock split)

3.1.3*            Amendment to Certificate of Incorporation dated March 23, 1998                             (G)
                  (creating Series A Senior Preferred Stock)

3.1.4*            Amendment to Certificate of Incorporation dated March 31, 1998                             (G)
                  (creating Series A Junior Participating Preferred Stock)

3.2*              By-laws                                                                                    (D)

4.1*              Form of Common Stock Certificate, $.01 par value                                           (C)

10.1*             Lease Agreement for Elmwood Park, New Jersey Premises,                                     (G)
                  as in effect at October 31, 1999

10.2*             Employment Agreement between the Company and                                               (G)
                  Marc Grodman as in effect at December 31, 1999


10.3*             Employment Agreement between the Company and                                               (G)
                  Howard Dubinett as in effect at December 31, 1999

10.4*             Employment Agreement between the Company and                                               (G)
                  Sam Singer as in effect at December 31, 1999

10.5*             The Company's 1989 Stock Option Plan                                                       (B)

10.5.1            The Company's 2000 Employee Incentive Stock Option Plan.

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

10.8*             Asset Sale/Purchase Agreement made as of December 2, 1999                                  (G)
                  for the acquisition by the Company of the WEB Business of
                  the Medical Marketing Group, Inc.

10.9*             Asset/Sale Purchase Agreement made as of December 14, 1999                                 (G)
                  for the acquisition by the Company's wholly-owned BRLI No. 1
                  Acquisition Corp. subsidiary of the Health Ford Business of
                  Right Body Foods, Inc.

10.10*            Employment Agreement between the Company and Rebecca                                       (G)
                  Klafter, chief executive officer of Right Body Foods, Inc., dated December 14, 1999

21                Subsidiaries of the Company

         The exhibits designated above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below.


(A)      Incorporated by reference to exhibit filed with the Company's Registration Statement on Form
         S-1 (File No. 33-31360).
(B)      Incorporated by reference to exhibit filed with the Company's annual report on Form 10KSB for the year ended October 31, 1992.
(C)      Incorporated by reference to exhibit filed with the Company's Registration Statement on Form
         SB-2 (File No. 33-68678).
(D)      Incorporated by reference to exhibit filed with the Company's Registration Statement on Form
         S-18 (File No. 33-5048-NY).
(E)      Incorporated by reference to exhibit filed with the Company's report on
         Form 8-K for April 22, 1998.
(F)      Incorporated by reference to exhibit filed with the Company's report on
         Form 8-A dated March 31, 1998.
(G)      Incorporated by reference to exhibit filed with the Company's annual report on Form 10-K for the year ended October 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.


By:  /s/ Marc D. Grodman
     --------------------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated:   January 30, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marc D. Grodman
-------------------------------------------------
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 30, 2001

/s/ Howard Dubinett
-------------------------------------------------
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 30, 2001

/s/ Sam Singer
-------------------------------------------------
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 30, 2001

/s/ Frank Devito
-------------------------------------------------
Frank DeVito
Director
January 30, 2001

/s/ John Roglieri
-------------------------------------------------
John Roglieri
Director
January 30, 2001

/s/ Gary Lederman
-------------------------------------------------
Gary Lederman
Director
January 30, 2001

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
   Elmwood Park, New Jersey



                  We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2000, in conformity with generally accepted accounting principles.




                                           MOORE STEPHENS, P. C.
                                           Certified Public Accountants.

Cranford, New Jersey
January 11, 2001
[Except for Note 24D as
to which the date is January 30, 2001]


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                                                OCTOBER 31,
                                                                                                -----------
                                                                                          2000               1999
                                                                                         -------            -------
ASSETS:
CURRENT ASSETS:
   Cash and Cash Equivalents                                                        $       440,131     $     2,128,474
   Accounts Receivable - Net                                                             24,048,223          18,615,496
   Inventory                                                                                734,688             572,279
   Other Current Assets                                                                     506,366             404,124
                                                                                    ---------------     ---------------

   TOTAL CURRENT ASSETS                                                                  25,729,408          21,720,373
                                                                                    ---------------     ---------------

PROPERTY AND EQUIPMENT - AT COST                                                          5,186,269           5,211,467

LESS:  Accumulated Depreciation                                                           3,367,372           3,039,128
                                                                                    ---------------     ---------------

   PROPERTY AND EQUIPMENT - NET                                                           1,818,897           2,172,339
                                                                                    ---------------     ---------------

OTHER:
   Due from Related Party                                                                    73,718             138,518
   Deposits                                                                                 316,113             278,619
   Goodwill                                                                               6,262,409           5,396,863
   Intangible Assets                                                                      2,723,544           1,764,740
   Other Assets                                                                           1,424,692             846,546
                                                                                    ---------------     ---------------

   TOTAL OTHER                                                                           10,800,476           8,425,286
                                                                                    ---------------     ---------------

   TOTAL ASSETS                                                                     $    38,348,781     $    32,317,998
                                                                                    ===============     ===============

       The Accompanying Notes are an Integral Part of These Consolidated
                              Financial Statements.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------

                                                                                                OCTOBER 31,
                                                                                                -----------
                                                                                          2000               1999
                                                                                         -------            -------
LIABILITIES AND SHAREHOLDERS' EQUITY:
CURRENT LIABILITIES:
   Accounts Payable                                                                 $     6,751,841     $     5,540,787
   Accrued Salaries and Commissions                                                       1,158,636           1,099,175
   Accrued Taxes and Expenses                                                             1,653,955           1,153,561
   Current Maturities of Long-Term Debt [Net of Discount]                                 1,029,617           1,215,671
   Notes Payable - Banks                                                                 12,000,000           8,700,905
   Capitalized Lease Obligation - Short-Term Portion                                        315,221             308,251
                                                                                    ---------------     ---------------

   TOTAL CURRENT LIABILITIES                                                             22,909,270          18,018,350
                                                                                    ---------------     ---------------

LONG-TERM LIABILITIES:
   Long-Term Debt Less Current Maturities                                                 1,459,879           2,000,000
   Capitalized Lease Obligations - Long-Term Portion                                        697,497             680,538
   Other Long-Term Liabilities                                                              220,740             250,000
                                                                                    ---------------     ---------------

   TOTAL LONG-TERM LIABILITIES                                                            2,378,116           2,930,538
                                                                                    ---------------     ---------------

COMMITMENTS AND CONTINGENCIES                                                                    --                  --
                                                                                    ---------------     ---------------

SHAREHOLDERS' EQUITY:
   Preferred Stock, Par Value $.10  Per Share,
     Authorized 1,062,589 Shares; None Issued                                                    --                  --

   Series A - Senior Preferred Stock, Par Value $.10 Per Share,
     Authorized, Issued and Outstanding 604,078 Shares                                       60,408              60,408

   Series A - Junior Participating Preferred Stock, Par Value
     $.10 Per Share, Authorized 3,000 Shares; None Issued                                        --                  --

   Common Stock, Par Value $.01 Per Share, Authorized
     18,333,333 Shares; Issued and Outstanding 8,505,444 and
     7,700,777 Shares at October 31, 2000 and 1999, Respectively                             85,054              77,008

   Additional Paid-in Capital                                                            24,873,414          23,294,673

   Accumulated [Deficit]                                                                (11,508,278)        (11,613,433)
                                                                                    ---------------     ---------------

   Totals                                                                                13,510,598          11,818,656
   Deferred Compensation                                                                   (449,203)           (449,546)
                                                                                    ---------------     ---------------

   TOTAL SHAREHOLDERS' EQUITY                                                            13,061,395          11,369,110
                                                                                    ---------------     ---------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $    38,348,781     $    32,317,998
                                                                                    ===============     ===============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------------------------------------------

                                                                                      YEARS ENDED
                                                                -------------------------------------------------------
                                                                                       OCTOBER 31,
                                                                -------------------------------------------------------
                                                                       2000               1999              1998
                                                                     -------             -------            -------
NET REVENUES                                                    $     66,460,073    $    53,856,414     $    46,553,730
                                                                ----------------    ---------------     ---------------

COST OF SERVICES:
   Depreciation and Amortization                                         791,666            856,668             704,293
   Employee Related Expenses                                          16,582,161         14,096,914          11,675,839
   Reagents and Laboratory Supplies                                    9,932,540          6,974,857           5,567,394
   Other Cost of Services                                              9,867,984          8,921,898           7,110,482
                                                                ----------------    ---------------     ---------------

   TOTAL COST OF SERVICES                                             37,174,351         30,850,337          25,058,008
                                                                ----------------    ---------------     ---------------

   GROSS PROFIT                                                       29,285,722         23,006,077          21,495,722
                                                                ----------------    ---------------     ---------------

GENERAL AND ADMINISTRATIVE EXPENSES:
   Depreciation and Amortization                                         846,428            974,529             935,370
   Other General and Administrative Expenses                          18,149,363         15,677,788          13,410,446
   Provision for Doubtful Accounts                                     8,658,067          6,855,221           6,084,941
   Expenses of Impaired Assets                                                --          2,924,371                  --
                                                                ----------------    ---------------     ---------------

   TOTAL GENERAL AND ADMINISTRATIVE EXPENSES                          27,653,858         26,431,909          20,430,757
                                                                ----------------    ---------------     ---------------

   INCOME [LOSS] FROM OPERATIONS                                       1,631,864         (3,425,832)          1,064,965
                                                                ----------------    ---------------     ---------------

NON-RECURRING GAIN ON SALE OF INTANGIBLE
   ASSETS                                                                     --                 --             333,900
                                                                ----------------    ---------------     ---------------

OTHER [INCOME] EXPENSE:
   Interest Expense                                                    1,635,847          1,465,765           1,280,737
   Interest Income                                                       (67,638)          (265,069)           (440,155)
   Other Income                                                               --            (15,380)                 --
                                                                ----------------    ---------------     ---------------

   TOTAL OTHER EXPENSE - NET                                           1,568,209          1,185,316             840,582
                                                                ----------------    ---------------     ---------------

   INCOME [LOSS] BEFORE INCOME TAXES                                      63,655         (4,611,148)            558,283

PROVISION FOR INCOME TAX [BENEFIT] EXPENSE                               (41,500)           367,300             (38,300)
                                                                ----------------    ---------------     ---------------

   NET INCOME [LOSS]                                            $        105,155    $    (4,978,448)    $       596,583
                                                                ================    ===============     ===============

   NET INCOME [LOSS] PER SHARE - BASIC                          $            .01    $          (.68)    $          .08
                                                                ================    ===============     ===============


   NET INCOME [LOSS] PER SHARE - ASSUMING
     DILUTION                                                   $            .01    $          (.68)    $         .07
                                                                ================    ===============     ===============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

                                                               SERIES A
                                                        SENIOR PREFERRED STOCK              COMMON STOCK             ADDITIONAL
                                                        ----------------------              ------------               PAID-IN
                                                          SHARES       AMOUNT          SHARES         AMOUNT           CAPITAL
                                                          ------       ------          ------         ------           -------
   BALANCE - OCTOBER 31, 1997                             604,078    $    60,408       7,169,376   $    71,694    $    22,967,160

Amortization of Deferred Compensation                          --             --              --            --                 --

Shares Issued on Exercise of Warrants                          --             --          43,534           435             30,855

Net Income for the Year                                        --             --              --            --                 --
                                                      -----------    -----------   -------------   -----------    ---------------

   BALANCE - OCTOBER 31, 1998                             604,078         60,408       7,212,910        72,129         22,998,015

Shares Issued in Lieu of Compensation                          --             --          25,000           250             25,688

Shares Issued for Deferred Compensation                        --             --         490,000         4,900            270,970

Escrow Shares Cancelled                                        --             --         (27,133)         (271)                --

Amortization of Deferred Compensation                          --             --              --            --                 --

Net [Loss] for the Year                                        --             --              --            --                 --
                                                      -----------    -----------   -------------   -----------    ---------------

   BALANCE - OCTOBER 31, 1999                             604,078         60,408       7,700,777        77,008         23,294,673

Shares Issued for Deferred Compensation                        --             --          95,000           950             67,623

Stock Options Issued for Deferred Compensation                 --             --              --            --            107,625

Amortization of Deferred Compensation                          --             --              --            --                 --

Shares Issued for Employee Services                            --             --         130,000         1,300             91,520

Shares Issued for Acquisitions                                 --             --         400,000         4,000          1,021,200

Shares Issued for Consulting Agreements                        --             --         179,667         1,796            290,773

Net Income for the Year                                        --             --              --            --                 --
                                                      -----------    -----------   -------------   -----------    ---------------

   BALANCE - OCTOBER 31, 2000                             604,078    $    60,408       8,505,444   $    85,054    $    24,873,414
                                                      ===========    ===========   =============   ===========    ===============


                                                                                              TOTAL
                                                          ACCUMULATED        DEFERRED      SHAREHOLDERS'
                                                           [DEFICIT]       COMPENSATION       EQUITY
                                                            -------        ------------       ------
   BALANCE - OCTOBER 31, 1997                         $      (7,231,568)  $    (343,051)  $    15,524,643

Amortization of Deferred Compensation                                --          70,418            70,418

Shares Issued on Exercise of Warrants                                --              --            31,290

Net Income for the Year                                         596,583              --           596,583
                                                      -----------------   -------------   ---------------

   BALANCE - OCTOBER 31, 1998                                (6,634,985)       (272,633)       16,222,934

Shares Issued in Lieu of Compensation                                --              --            25,938

Shares Issued for Deferred Compensation                              --        (275,870)               --

Escrow Shares Cancelled                                              --              --              (271)

Amortization of Deferred Compensation                                --          98,957            98,957

Net [Loss] for the Year                                      (4,978,448)             --        (4,978,448)
                                                      -----------------   -------------   ---------------

   BALANCE - OCTOBER 31, 1999                               (11,613,433)       (449,546)       11,369,110

Shares Issued for Deferred Compensation                              --         (68,573)               --

Stock Options Issued for Deferred Compensation                       --        (107,625)               --

Amortization of Deferred Compensation                                --         176,541           176,541

Shares Issued for Employee Services                                  --              --            92,820

Shares Issued for Acquisitions                                       --              --         1,025,200

Shares Issued for Consulting Agreements                              --              --           292,569

Net Income for the Year                                         105,155              --           105,155
                                                      -----------------   -------------   ---------------

   BALANCE - OCTOBER 31, 2000                         $     (11,508,278)  $    (449,203)  $    13,061,395
                                                      =================   =============   ===============

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                      YEARS ENDED
                                                                -------------------------------------------------------
                                                                                       OCTOBER 31,
                                                                -------------------------------------------------------
                                                                       2000               1999               1998
                                                                     -------             -------            -------
OPERATING ACTIVITIES:
   Net Income [Loss]                                            $        105,155    $    (4,978,448)    $       596,583
                                                                ----------------    ---------------     ---------------
   Adjustments to Reconcile Net Income [Loss] to Net Cash
     Provided by [Used for]
     Operating Activities:
     Depreciation and Amortization                                     1,638,094          1,831,197           1,639,663
     Amortization of Deferred Compensation                               176,541             98,957              70,418
     Amortization of Deferred Interest                                    84,329             92,000              53,667
     Amortization Reversal Due to Legal Settlement                            --                 --             (56,859)
     Expenses of Impaired Assets                                              --          2,924,371                  --
     Provision for Doubtful Accounts                                   8,658,067          6,855,221           6,084,941
     Other                                                                27,807             25,667                  --
     Nonrecurring Gain on Sale of Intangible Assets                           --                 --            (333,900)
     Deferred Income Taxes                                               (66,000)           344,000             (86,000)
     Stock Issued for Compensation                                       135,390                 --                  --

   Changes in Assets and Liabilities
     [Net of Effects from Acquisitions]:
     [Increase] Decrease in:
       Accounts Receivable                                           (14,090,794)        (6,721,021)        (10,990,642)
       Other Assets                                                     (578,146)          (278,777)           (120,866)
       Inventory                                                        (162,409)            14,822             117,625
       Other Current Assets                                              (36,242)           696,743             636,478

     Increase [Decrease] in:
       Accounts Payable, Accrued Taxes and Expenses                      520,909             621,001           (838,709)
                                                                     -----------        ------------    ---------------

     Total Adjustments                                                (3,692,454)         6,504,181          (3,824,184)
                                                                ----------------    ---------------     ---------------

   NET CASH - OPERATING ACTIVITIES - FORWARD                          (3,587,299)         1,525,733          (3,227,601)
                                                                ----------------    ---------------     ---------------

INVESTING ACTIVITIES:
   Acquisition of Property and Equipment                                (196,347)          (392,102)           (194,558)
   Purchase of Certificate of Deposit - Restricted                            --                 --          (3,680,000)
   Maturities of Certificate of Deposit - Restricted                          --          3,680,000           3,680,000
   Cash Paid for Medilabs, Inc. Acquisition                                   --                 --          (4,000,000)
   Cash Acquired During Acquisition                                                              --              86,412
   Reduction [Additions] of Deposits                                     (37,494)            24,735              (3,985)
   Repayment of Related Party Receivable                                  64,800             48,600              27,000
   Payment for Acquisition of Intangible Assets                          (40,519)                --            (152,867)
                                                                ----------------    ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARD                    $       (209,560)   $     3,361,233     $    (4,237,998)

              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------

                                                                                      YEARS ENDED
                                                                -------------------------------------------------------
                                                                                       OCTOBER 31,
                                                                -------------------------------------------------------
                                                                       2000               1999               1998
                                                                     -------             -------            -------
   NET CASH - OPERATING ACTIVITIES - FORWARDED                  $     (3,587,299)   $     1,525,733     $    (3,227,601)
                                                                ----------------    ---------------     ---------------

   NET CASH - INVESTING ACTIVITIES - FORWARDED                  $       (209,560)         3,361,233          (4,237,998)
                                                                ----------------    ---------------     ---------------

FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                          693,270                 --           4,000,000
   Payments of Long-Term Debt                                         (1,503,774)        (2,254,004)         (1,001,368)
   Payments of Capital Lease Obligations                                (350,815)          (239,540)           (178,954)
   [Decrease] Increase in Revolving Line of Credit                     3,299,095         (3,299,095)          4,386,292
   Decrease in Restricted Cash                                                --                 --             852,000
   Other                                                                 (29,260)           250,000              29,951
                                                                ----------------    ---------------     ---------------

   NET CASH - FINANCING ACTIVITIES                                     2,108,516         (5,542,639)          8,087,921
                                                                ----------------    ---------------     ---------------

   NET [DECREASE] INCREASE IN CASH AND CASH
     EQUIVALENTS                                                      (1,688,343)          (655,673)            622,322

CASH AND CASH EQUIVALENTS - BEGINNING OF YEARS                         2,128,474          2,784,147           2,161,825
                                                                ----------------    ---------------     ---------------

    CASH AND CASH EQUIVALENTS - END OF YEARS                    $        440,131    $     2,128,474     $     2,784,147
                                                                ================    ===============     ===============

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the years for:
       Interest                                                 $      1,524,015    $     1,437,602     $     1,179,533
       Income Taxes                                             $          1,308    $        33,736     $       120,407

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   During fiscal 2000, the Company incurred capital lease obligations totaling approximately $375,000 in connection with the acquisition of medical equipment.

   In May 2000, the Company recorded $1,250,000 in additional goodwill and accrued expenses related to the Medilabs, Inc. acquisition.

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

[See Notes 9, 11 and 18 for additional non-cash transactions]


              The Accompanying Notes are an Integral Part of These
                       Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


[1] ORGANIZATION AND BUSINESS

Bio-Reference Laboratories, Inc. was incorporated on December 21, 1981 to initially engage in the business of developing and marketing on-site medical screening examinations. Since February 1987, its emphasis has been in clinical laboratory operations, principally servicing the greater New York metropolitan area and providing specialty services throughout the United States. Bio-Reference Laboratories, Inc. and its wholly-owned subsidiaries [the "Company"] markets its clinical laboratory testing services directly to physicians, hospitals, clinics, and other health facilities.

[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. The operations of subsidiaries are included in operations commencing from date of acquisition [See
Note 18].

CASH AND CASH EQUIVALENTS - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company had $228,071 and $1,113,418 in cash equivalents at October 31, 2000 and 1999, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $896,724, $1,038,421 and $820,226 for the years ended October 31, 2000, 1999 and 1998, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income. Repairs and maintenance are charged to expense when incurred.

GOODWILL - Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over 20 years. The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 2000, 1999 and 1998 of $384,454, $349,738 and $254,022,
respectively. The balance sheet reflects accumulated amortization of $1,982,221 and $1,597,767 as of October 31, 2000 and 1999, respectively.

INTANGIBLE ASSETS - Intangible assets are amortized using the straight-line method. The statements of operations reflect amortization expense related to intangible assets of $356,916, $443,038 and $565,415 for the years ended October 31, 2000, 1999 and 1998, respectively. The balance sheet reflects accumulated amortization of $2,628,351 and $2,271,436 as of October 31, 2000 and 1999,
respectively.

INTERNAL USE SOFTWARE COSTS - The Company accounts for internal use software costs in accordance with Statement of Position 98-1 ["SOP 98-1"], "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Per SOP 98-1, the Company has capitalized certain internal use software and web site development costs totaling $614,350 during the year ended October 31, 2000. The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. There were no capitalized costs expensed in fiscal 2000.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #2
--------------------------------------------------------------------------------


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

REVENUE RECOGNITION - Revenues are recognized at the time the services are performed. Revenues on the statements of operations are as follows:

                                                                                  YEARS ENDED
                                                               ---------------------------------------------------
                                                                                   OCTOBER 31,
                                                               ---------------------------------------------------
                                                                      2000            1999             1998
                                                                    -------          -------           -------
Gross Revenues                                               $    152,571,975   $    125,958,897  $     102,351,588
                                                             ----------------   ----------------  -----------------
Contractual Adjustments and Discounts:
   Medicare/Medicaid Portion                                       41,512,648         38,779,145         33,064,535
   Other                                                           44,599,254         33,323,338         22,733,323
                                                             ----------------   ----------------  -----------------

   Total Contractual Adjustments and
     Discounts                                                     86,111,902         72,102,483         55,797,858
                                                             ----------------   ----------------  -----------------

   NET REVENUES                                              $     66,460,073   $     53,856,414  $      46,553,730
   ------------                                              ================   ================  =================


CONTRACTUAL CREDITS AND PROVISION FOR DOUBTFUL ACCOUNTS - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. An allowance for doubtful accounts is determined based upon a percentage of total receivables. The aggregate allowance, which is shown net against accounts receivable, was $23,556,935, $15,312,935 and $13,494,475 as of October 31, 2000,
1999 and 1998, respectively.

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

NET INCOME PER SHARE - Basic EPS is based on average common shares outstanding and diluted EPS includes the effects of potential common stock, such as, options and warrants, if dilutive. Securities that could potentially dilute earnings in the future are listed in Notes 11 and 24.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #3
--------------------------------------------------------------------------------


[2] SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [CONTINUED]

STOCK OPTIONS ISSUED TO EMPLOYEES - The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees," for financial reporting purposes.

ADVERTISING COSTS -Advertising costs are expensed when incurred. Advertising costs amounted to approximately $610,000, $548,000 and $819,000 and for the years ended October 31, 2000, 1999 and 1998, respectively.

RECLASSIFICATION - Certain prior year amounts have been reclassified to conform to the 2000 presentation.

[3] PROPERTY AND EQUIPMENT - Property and equipment - at cost is summarized as follows:


                                                                                  OCTOBER 31,
                                                                                  -----------
                                                                             2000             1999
                                                                           -------           -------
Automobiles                                                            $           --   $        41,740
Medical Equipment                                                           3,272,165         3,466,574
Leasehold Improvements                                                      1,267,111         1,152,599
Furniture and Fixtures                                                        646,993           550,554
                                                                       --------------   ---------------

   TOTALS - AT COST                                                    $    5,186,269   $     5,211,467
   ----------------                                                    ==============   ===============

[4] INTANGIBLE ASSETS

Intangible assets are summarized as follows:

OCTOBER 31, 2000:

                                                                                 ACCUMULATED      NET OF ACCUMULATED
     INTANGIBLE ASSET                 LIFE IN YEARS              COST           AMORTIZATION         AMORTIZATION
     ----------------                 -------------              ----           ------------         ------------
Customer Lists                                 20          $      2,371,882   $         694,370   $      1,677,512
Covenants Not-to-Compete                  3 - 7.5                 1,132,520           1,053,972             78,548
Employment Agreement                        5 - 7                 1,225,000             543,929            681,071
Costs Related to Acquisitions              1 - 20                   466,488             301,649            164,839
Patent                                         17                   156,005              34,431            121,574
                                                           ----------------   -----------------   ----------------

   TOTALS                                                  $      5,351,895   $       2,628,351   $      2,723,544
   ------                                                  ================   =================   ================

OCTOBER 31, 1999:

                                                                                 ACCUMULATED      NET OF ACCUMULATED
     INTANGIBLE ASSET                 LIFE IN YEARS              COST           AMORTIZATION         AMORTIZATION
     ----------------                 -------------              ----           ------------         ------------
Customer Lists                                 20          $      1,449,202   $         578,736   $        870,466
Covenants Not-to-Compete                  3 - 7.5                 1,020,000             977,574             42,426
Employment Agreement                        5 - 7                 1,025,000             444,643            580,357
Costs Related to Acquisitions              1 - 20                   385,969             245,426            140,543
Patent                                         17                   156,005              25,057            130,948
                                                           ----------------   -----------------   ----------------

   TOTALS                                                  $      4,036,176   $       2,271,436   $      1,764,740
   ------                                                  ================   =================   ================

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #4
--------------------------------------------------------------------------------

[5] NOTE PAYABLES - BANKS
In April 1998, the Company amended its revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of
(i) $14,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] plus the face amount of any certificates of deposit pledged as collateral for this loan minus the amount of the outstanding principal balance of any term loans with the same bank. Interest on advances which are collateralized by certificates of deposit will be at 2% above the certificate of deposit interest rate. Interest on other advances will be at prime plus 1.25%. The certificate of deposit interest rate was 5% through March 25, 1999. The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company. The line of credit is available through March 2001 and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage. As of October 31, 2000, the Company was in default of certain covenants, however, the Company subsequently received bank waivers for these defaults [See Note 24D]. As of October 31, 2000, the Company utilized $12,000,000 of this credit facility. As of October 31, 1999, the Company utilized $8,700,905 of this credit facility.

Prime rate at October 31, 2000 and 1999 was 9.25% and 8.25%, respectively.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2000 and 1999 was 10.55% and 9.22%, respectively.

[6] LONG-TERM DEBT

                                                                                                  OCTOBER 31,
                                                                                                  -----------
                                                                                             2000           1999
                                                                                           -------         -------
[A] Notes Payable to PNC Bank. Due April 2002.  Interest at
    prime plus 2% for the unsecured portion and prime plus
    1.6% for the secured portion.                                                     $    2,000,000   $     2,800,000

[B] Note Payable to Roche Diagnostic Corporation. Due November
    2002.  Interest at 12% per annum.  Unsecured.                                            489,496                --

[C] Note Payable to LTC Service and Holdings, Inc. ["Holdings"].
    Due April 2000.  Interest imputed at 11.6%.  Unsecured.                                       --           415,671
                                                                                      --------------   ---------------

Totals                                                                                     2,489,496         3,215,671
Less:  Current Maturities                                                                  1,029,617         1,215,671
                                                                                      --------------   ---------------
                                                                                      $    1,459,879   $     2,000,000
                                                                                      ==============   ===============

LONG-TERM DEBT
[A] In April 1998, the Company entered into an agreement to borrow $4,000,000 from PNC Bank. The note is payable in forty-seven principal installments of $66,667 commencing May 1, 1998 and one final balloon payment. The unsecured portion is $2,000,000 and the secured portion is $2,000,000. This note is in accordance with the provisions of the Company's revolving loan agreement
[See Note 5] with the same lender. As of October 31, 2000, only the secured portion is outstanding.

[B] In November 1999, the Company converted trade payables due a vendor into a $693,270 note payable. Terms of the note payable provide for thirty-five monthly payments of $23,000 and one payment of $24,141, including interest. The note payable is subject to interest of twelve [12%] percent per annum.

[C] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. from Holdings for $4,000,000 cash plus a $1,500,000 promissory note. The note is payable in three semi- annual installments without interest. Interest was imputed at 11.6%.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #5
--------------------------------------------------------------------------------

[6] LONG-TERM DEBT [CONTINUED]

Maturities of debt at October 31, 2000 in each of the next five years are as follows:


2001                                                 $      1,029,617
2002                                                        1,035,977
2003                                                          423,902
2004                                                               --
2005                                                               --
                                                     ----------------

   TOTAL                                             $      2,489,496
   -----                                             ================

[7] RELATED PARTY TRANSACTIONS

On October 1, 1989, an unsecured promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354. As of October 31, 2000 and 1999, $73,718 and $138,518
was remaining on the note. This note is non-interest bearing and has no fixed terms.

[8] INCOME TAXES

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:


                                                                                            OCTOBER 31,
                                                                            -----------------------------------------
                                                                                   2000         1999         1998
                                                                                 -------       -------       -------
U.S. Federal Statutory Rate                                                        34.0 %       (34.0)%         34.0 %
State and Local Income Taxes, Net of U.S.
   Federal Income Tax Benefit                                                      25.0 %          -- %          9.0 %
Other                                                                                -- %          -- %        (11.1)%
Utilization of Net Operating Loss Carryforwards                                   (20.0)%          -- %        (38.8)%
Change in Valuation Allowance                                                    (104.0)%        42.0 %           -- %
                                                                              ---------      --------      ---------

   ACTUAL RATE                                                                    (65.0)%         8.0 %         (6.9)%
   -----------                                                                =========      ========      =========

The [benefit] provision for income taxes shown in the consolidated statements of operations consist of the following:


                                                                                 OCTOBER 31,
                                                             ---------------------------------------------------
                                                                  2000             1999                1998
                                                                -------           -------              -------
Current:
   Federal                                                  $          --     $           --      $       16,200
   State and Local                                                 24,500             23,300              31,500

Deferred:
   Federal                                                        (52,000)[1]        272,000 [1]         (68,000)
   State and Local                                                (14,000)[1]         72,000 [1]         (18,000)
                                                            -------------     --------------      --------------
     TOTAL [BENEFIT] PROVISION FOR INCOME TAXES             $     (41,500)    $      367,300      $      (38,300)
     ------------------------------------------             =============     ==============      ==============

[1] [Decease] increase in deferred tax valuation allowance.


BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #6
--------------------------------------------------------------------------------

[8] INCOME TAXES [CONTINUED]

At October 31, 2000, the Company had net operating loss carryforwards of approximately $7,870,000 for federal income tax purposes, which expire in years 2006 through 2019. In addition, the Company had net operating losses for state purposes. The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area. The following summarizes the operating loss carryforwards by year of expiration:


                             FEDERAL           NEW JERSEY            NEW YORK
EXPIRATION DATE              AMOUNT              AMOUNT               AMOUNT
---------------              ------              ------               ------
     2006                $       725,000    $             --    $       283,000
     2007                      1,255,000                  --          1,253,000
     2008                      2,375,000                  --          2,373,000
     2009                        390,000                  --                 --
     2014                      3,125,000           3,125,000          3,124,000
                         ---------------    ----------------    ---------------

     TOTAL               $     7,870,000    $      3,125,000    $     7,033,000
     -----               ===============    ================    ===============

At October 31, 2000, the Company had a deferred tax asset of approximately $3,148,000 and a valuation allowance of approximately $3,082,000 related to the asset, a decrease of $918,000 since October 31, 1999. The deferred tax asset primarily relates to net operating loss carryforwards. The net deferred tax asset of $66,000 is included in other current assets on the balance sheet. The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The Company utilized approximately $100,000 of net operating loss carryforwards which resulted in federal and state tax benefits of approximately $40,000 in fiscal 2000.

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

[9] CAPITAL TRANSACTIONS

[A] PREFERRED STOCK AND COMMON STOCK - The Company is authorized to issue an aggregate of 1,669,667 shares of preferred stock, $.10 par value. There are 604,078 shares of Series A Senior preferred stock issued and outstanding. The Series A Senior preferred stock is convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #7
--------------------------------------------------------------------------------


[9] CAPITAL TRANSACTIONS [CONTINUED]

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

[B] EQUITY TRANSACTIONS FOR SERVICES - In fiscal 2000, the Company issued 780,000 shares of common stock and options to purchase 205,000 shares of the Company's common stock at prices ranging from $1.19 to $1.656 in connection with employment and consulting agreements. In fiscal 1999, the Company issued 515,000 shares of common stock and options to purchase 436,000 shares of the Company's common stock at prices ranging from $.594 to $.719 in connection with employment and consulting agreements.

[10] INCOME PER SHARE

                                                                         For the Year Ended October 31,
                                                              ------------------------------------------------------
                                                                       2000             1999               1998
                                                                     -------           -------            -------
Income [Loss] Available to Common Stockholders                  $        105,155   $    (4,978,448)  $        596,583
                                                                ================   ===============   ================

Weighted Average Common Shares Outstanding                             8,145,999         7,357,235          7,196,299

EFFECT OF DILUTIVE SECURITIES:
   Convertible Preferred Stock                                           371,621                --            278,137
   Warrants/Options                                                      838,457                --            492,568
                                                                ----------------   ---------------   ----------------

   DILUTED SHARES OUTSTANDING                                          9,356,077         7,357,235          7,967,004
                                                                ================   ===============   ================

   NET INCOME [LOSS] PER SHARE - BASIC                          $            .01   $       (.68)     $               .08
                                                                ================   ============      ===================

   NET INCOME [LOSS] PER SHARE - DILUTED                        $            .01   $       (.68)     $               .07
                                                                 ===============   ============      ===================

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #8
--------------------------------------------------------------------------------


[10] INCOME PER SHARE [CONTINUED]

Warrants to purchase 20,000 shares of common stock at $3.00 per share were outstanding at October 31, 2000 but were not included in the computation of diluted EPS because the exercise price of these warrants was greater than the average market price of the common shares. These securities could potentially dilute earning per share in the future. Warrants and options to purchase 168,250 shares of common stock expired in April 2000.

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

[11] STOCK OPTIONS AND WARRANTS

[A] EMPLOYMENT INCENTIVE STOCK OPTIONS - In August 2000, the Company adopted the 2000 Employee Incentive Stock Option Plan ["2000 Plan"]. The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company's stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant. Employees of the Company or its subsidiaries, as determined, are eligible for the 2000 Plan. The term of the options shall not exceed ten years from the date of grant. The 2000 Plan is subject to stockholder approval. In August 2000, options to purchase 35,000 shares of common stock were granted under the 2000 Plan. An additional 200,000 options were granted which vest in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels. On December 15, 2000, the stockholders approved the Plan.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan ["1989 Plan"] which provides for the granting of 666,667 shares of common stock. Under the terms of this stock option plan, incentive stock options to purchase shares of the Company's common stock are granted at a price not less than the fair market value of the common stock at the date of grant. These stock options are exercisable up to ten years from the date of grant. Following is a summary of transactions:


                                                         2000  Plan                             1989 Plan
                                             -------------------------------------  ---------------------------------
                                                               Weighted Average                     Weighted Average
                                                               ----------------                     ----------------
                                               Shares Under     Exercise Price      Shares Under     Exercise Price
                                                  Options          Per Share           Options          Per Share
                                                  -------          ---------           -------          ---------
Outstanding at October 31, 1997                           --      $       --              657,710        $        .73
Granted During the Year                                   --              --                   --                  --
Expired During the Year                                   --              --               (3,334)                .72
Exercised During the Year                                 --              --               (8,334)                .72
                                                ------------      ----------        -------------        ------------

   OUTSTANDING AND ELIGIBLE FOR
     EXERCISE AT OCTOBER 31, 1998 -
     FORWARD                                              --      $       --              646,042        $        .73
     -------

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #9
--------------------------------------------------------------------------------


[11] STOCK OPTIONS AND WARRANTS [CONTINUED]

                                                         2000  PLAN                             1989 PLAN
                                             -------------------------------------  ---------------------------------
                                                               WEIGHTED AVERAGE                     WEIGHTED AVERAGE
                                                               ----------------                     ----------------
                                               SHARES UNDER     EXERCISE PRICE      SHARES UNDER     EXERCISE PRICE
                                                  OPTIONS          PER SHARE           OPTIONS          PER SHARE
                                                  -------          ---------           -------          ---------
   OUTSTANDING AND ELIGIBLE FOR
     EXERCISE AT OCTOBER 31, 1998 -
     FORWARD                                              --      $       --              646,042        $     .73
     -------

Granted During the Year                                   --              --                   --               --
Expired During the Year                                   --              --              (34,001)             .72
Exercised During the Year                                 --              --                   --               --
                                                ------------      ----------        -------------        ---------

   OUTSTANDING AND ELIGIBLE FOR
     EXERCISE AT OCTOBER 31, 1999                         --              --              612,041              .73
     ----------------------------

Granted During the Year                               35,000               1.22                --               --
Expired During the Year                                   --              --                   --               --
Exercised During the Year                                 --              --              (16,667)             .72
                                                ------------      ----------        -------------        ------------

   OUTSTANDING AND ELIGIBLE FOR
     EXERCISE AT OCTOBER 31, 2000                     35,000      $        1.22           595,374        $     .73
     ----------------------------               ============      =============     =============        =========



                                                                       OUTSTANDING AND EXERCISABLE OPTIONS
                                                             -------------------------------------------------------
                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                 NUMBER OF        REMAINING       WEIGHTED AVERAGE
                                                               SHARES UNDER      CONTRACTUAL        EXERCISE PRICE
EXERCISE PRICE RANGE                                              OPTION            LIFE               PER SHARE
--------------------                                              ------            ----               ---------
$.71875 to $.790625 Per Share                                      595,374          7 Years      $            .73
$1.22 Per Share                                                     35,000         10 Years      $           1.22
                                                            --------------
                                                                   630,374
                                                            ==============

The weighted average grant date fair value of incentive stock options granted during the year ended October 31, 2000 was $.72 per share.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for stock-based employee compensation awards was $-0- for the years ended October 31, 2000, 1999 and 1998.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #10
--------------------------------------------------------------------------------


[11] STOCK OPTIONS AND WARRANTS [CONTINUED]

[B] NON INCENTIVE STOCK OPTIONS AND WARRANTS - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of transactions:


                                                                                                          WEIGHTED
                                                                                       SHARES UNDER        AVERAGE
                                                                                          OPTIONS      EXERCISE PRICE
                                                                                       AND WARRANTS       PER SHARE
                                                                                       ------------       ---------
   OUTSTANDING AND ELIGIBLE FOR EXERCISE AT OCTOBER 31, 1997                               5,818,809      $       4.71
   ---------------------------------------------------------

Granted During the Year                                                                           --             --
Expired During the Year                                                                     (206,668)             5.00
Exercised During the Year                                                                    (35,200)              .72
                                                                                      --------------      ------------

   OUTSTANDING AND ELIGIBLE FOR EXERCISE AT OCTOBER 31, 1998                               5,576,941              4.73
   ---------------------------------------------------------

Granted During the Year                                                                      436,000               .87
Expired During the Year                                                                   (5,058,841)             5.03
Exercised During the Year                                                                         --             --
                                                                                      --------------      ---------

   OUTSTANDING AND ELIGIBLE FOR EXERCISE AT OCTOBER 31, 1999                                 954,100              1.37
   ---------------------------------------------------------

Granted During the Year                                                                      170,000              1.37
Expired During the Year                                                                     (168,250)             3.77
Exercised During the Year                                                                     (8,000)              .72
                                                                                      --------------      ------------

   OUTSTANDING AND ELIGIBLE FOR EXERCISE AT OCTOBER 31, 2000                                 947,850      $        .95
   ---------------------------------------------------------                          ==============      ============

During the years ended October 31, 2000 and 1999, 45,000 and 436,000 shares, respectively, under options were granted to employees. The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Total compensation cost recognized against income for employee nonincentive stock options and warrants was $-0- for the years ended October 31, 2000, 1999 and 1998.

During the year ended October 31, 2000, 125,000 shares under options were granted to four non- employees. The fair value of each option granted was estimated on the date of grant using the Black- Scholes option-pricing model with the following assumptions: a weighted average risk-free interest rate of 6%, a weighted average expected life of 2 years based on Company expectations and a weighted average expected volatility of 114.8%. Dividends are not expected to be available to shareholders during the expected life of the options. The fair value of these options issued in August 2000 of approximately $126,000 [approximately $1.00 per share] has been accounted for as deferred compensation for the year ended October 31, 2000 and is being expensed over the term of the agreements. Total compensation expense recognized against income for deferred compensation from the issuance of stock options and warrants was $17,567, $2,848 and $2,848, respectively, for the years ended October 31, 2000, 1999 and 1998.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #11
--------------------------------------------------------------------------------


[11] STOCK OPTIONS AND WARRANTS [CONTINUED]

[B] NON INCENTIVE STOCK OPTIONS AND WARRANTS [CONTINUED]


                                                                OUTSTANDING AND EXERCISABLE OPTIONS AND WARRANTS
                                                                ------------------------------------------------
                                                                                  WEIGHTED
                                                                 NUMBER OF         AVERAGE
                                                               SHARES UNDER       REMAINING        WEIGHTED AVERAGE
                                                                OPTIONS AND      CONTRACTUAL        EXERCISE PRICE
EXERCISE PRICE RANGE                                              WARRANTS          LIFE               PER SHARE
--------------------                                              --------          ----               ---------
Options - $.594 to $.719 Per Share                                   482,100       4.14 Years      $          .69
Options - $1.19 to $1.656 Per Share                                  170,000       4.22 Years      $         1.37
Options - $1.00 Per Share                                            275,750       3.25 Years      $         1.00
Options - $3.00 Per Share                                             20,000        .17 Year       $         3.00
                                                              --------------
                                                                     947,850
                                                              ==============

These options have weighted average remaining contractual lives of 3.8 years. The weighted average grant date fair value of non-incentive stock options granted during the year ended October 31, 2000 was $.98 per share. The weighted average grant date fair value of all options granted during fiscal 2000 was $.88 per share. The weighted average grant date fair value of options granted during the year ended October 31, 1999 was $.3485 per share.

[A] AND [B] PRO FORMA - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 35,000 shares under employee incentive stock options for the year ended October 31, 2000 and the 45,000 and 436,000 shares under employee nonincentive stock options and warrants for the years ended October 31, 2000 and 1999 [no employee stock options were granted in fiscal 1998], respectively, net income and earnings per share would have been as follows:

                                                              2000               1999
                                                            -------             -------
Net Income [Loss]:
   As Reported                                         $        105,155    $    (4,978,448)
                                                       ================    ===============
   Pro Forma                                           $         47,323    $    (5,130,411)
                                                       ================    ===============

Basic Earnings [Loss] Per Share:
   As Reported                                         $               .01 $          (.68)
                                                       =================== ===============
   Pro Forma                                           $               .01 $          (.70)
                                                       =================== ===============

Diluted Earnings [Loss] Per Share:
   As Reported                                         $               .01 $          (.68)
                                                       =================== ===============
   Pro Forma                                           $               .01 $          (.70)
                                                       =================== ===============

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


                             RISK-FREE                                        EXPECTED                EXPECTED
YEAR ENDED                 INTEREST RATE             EXPECTED LIFE           VOLATILITY               DIVIDENDS
----------                 -------------             -------------           ----------               ---------
October 31, 2000                6%                      2 Years               114.80%                  None
October 31, 1999                6%                      1 Year            97.89% -104.28%              None

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #12
--------------------------------------------------------------------------------


[12] EMPLOYMENT CONTRACTS AND CONSULTING AGREEMENTS

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years. At October 31, 2000, the aggregate minimum commitment under these contracts and agreements, excluding commissions or consumer price index increases, was approximately as follows:


October 31,
-----------
   2001                             $     1,670,000
   2002                                   1,461,500
   2003                                     985,000
   2004                                     958,333
   2005                                     310,000
   Thereafter                                92,500
                                    ---------------

   TOTAL                            $     5,477,333
   -----                            ===============

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into fifteen employment agreements which provide for annual aggregate minimum commitments of approximately $1,373,000 which have no termination dates.

The Company pays premiums on life insurance policies for three key officers. In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their policies. In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company. At October 31, 2000 and 1999, $810,342 and $695,726 is included in other assets which represents the amount of premiums paid to date. At October 31, 2000 and 1999, cash surrender values on these policies were in excess of amounts receivable.

[13] CAPITALIZED LEASE OBLIGATIONS

The Company leases various assets under capital leases expiring in 2005 as follows:


                                                          October 31,
                                                          -----------
                                                     2000              1999
                                                   -------            -------
Medical Equipment                               $    1,699,982   $     1,325,238
Less: Accumulated Depreciation                         719,355           385,032
                                                --------------   ---------------

   NET                                          $      980,627   $       940,206
   ---                                          ==============   ===============

Depreciation expense on assets under capital leases was approximately $334,323, $202,589 and $198,280 for the years ended October 31, 2000, 1999 and 1998, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #13
--------------------------------------------------------------------------------


[13] CAPITALIZED LEASE OBLIGATIONS [CONTINUED]

Aggregate future minimum rentals under capital leases are:


YEARS ENDED
OCTOBER 31,
-----------
   2001                                                          $       441,912
   2002                                                                  333,166
   2003                                                                  289,477
   2004                                                                  162,905
   2005                                                                   24,999
   Thereafter                                                                 --
                                                                 ---------------

   Total                                                               1,252,459
   Less:  Interest                                                       239,741
                                                                 ---------------

   PRESENT VALUE OF MINIMUM LEASE PAYMENTS                       $     1,012,718
   ---------------------------------------                       ===============

[14] COMMITMENTS AND CONTINGENCIES

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 1999 to 2006. Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2000, 1999 and 1998 was $2,931,648, $2,848,225 and $2,180,112, respectively.
There were no contingent rental amounts due through October 31, 2000.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases aggregating approximately $1,000,000 annually] are as follows:


                                                PROPERTY            EQUIPMENT
                                                --------            ---------
October 31,
   2001                                      $       625,292    $        556,647
   2002                                              482,400             325,690
   2003                                              442,789             230,479
   2004                                              170,780             121,171
   2005                                                   --                  --
   Thereafter                                             --                  --
                                             ---------------    ----------------

     TOTALS                                  $     1,721,261    $      1,233,987
     ------                                  ===============    ================

[15] LITIGATION

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations [See Note 24].

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #14
--------------------------------------------------------------------------------


[15] LITIGATION [CONTINUED]

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company believes the overpayment will be approximately $150,000, of which approximately $75,000 has been remitted to Medicare. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has a reserve of $150,000 as of October 31, 2000 as an estimated liability in connection therewith.

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

In January 2000, the Company commenced negotiations with New Jersey Medicaid regarding a claim [the "Claim"] made by the State in December 1999 that with respect to certain clinical laboratory tests for which reimbursements were made by the State to the Company, although such tests were authorized by the physician, the underlying laboratory test requisitions did not bear the actual signature of the physician ordering the test. The Company believes that it has been in compliance with all requirements regarding bills submitted for payment by New Jersey Medicaid and requires actual physician signatures before it bills New Jersey Medicaid. However, in order to dispose of the issue, the Company entered into an oral agreement with New Jersey Medicaid in January 2000 to settle the Claim for approximately $227,000. The Company accrued the estimated settlement of $227,000 on its October 31, 1999 financial statements. The settlement was approved by the Director of the New Jersey Division of Medical Assistance. The Company paid the settlement during fiscal 2000 and the Claim was extinguished.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #15
--------------------------------------------------------------------------------


[17] SIGNIFICANT RISKS AND UNCERTAINTIES

[A] CONCENTRATIONS OF CREDIT RISK - CASH - At October 31, 2000, the Company had approximately $414,000 in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] ACQUISITIONS

On December 2, 1999, the Company acquired the business of Medical Marketing Group, Inc. ("MMGI"). MMGI is engaged in selling Internet website design and other Internet orientated services to medical professionals including individual and group physician practices. The Company issued 140,000 shares of common stock in exchange for the title and interest in the WEB business. In addition, the Company issued 60,000 shares of common stock in connection with a non-competition agreement with the former owner of MMGI. At the date of acquisition, the 200,000 shares of the Company's common stock issued had a value of approximately $597,600.

On December 14, 1999, the Company acquired the business of Right Body Foods, Inc. ("RBF"). RBF is engaged in the manufacture of health food products at a single facility located in New York. In exchange for acquiring the majority of the assets of RBF, the Company issued 180,000 shares of its common stock. In addition, the Company issued 20,000 shares of common stock to the former owner of RBF in connection with a non-competition agreement. The 200,000 shares of the Company's common stock issued in connection with the acquisition had a value of approximately $437,600.

Both the MMGI and RBF acquisitions were accounted for under the purchase method of accounting. Under this method, the purchase price was allocated to the acquired assets based on their estimated fair value at date of acquisition. In both acquisitions, the purchase price was primarily allocated to a customer list and non-competition agreements with the former owners. Each of the customer lists acquired will be amortized over a 20 year period utilizing the straight line method of amortization. Non-Competition covenants will be amortized over the life of the respective covenant under the straight-line method of amortization. The results of operations for MMGI and RBF have been included in the consolidated statement of operations from the respective dates of acquisition through October 31, 2000.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #16
--------------------------------------------------------------------------------


[18] ACQUISITIONS [CONTINUED]

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

The agreement also included a provision for a purchase price adjustment ["earn-up"], upon Medilabs, Inc. obtaining a NY State municipal contract for services and meeting certain revenue criteria. The earn-up is subject to a maximum additional purchase price payment of $1,250,000. During fiscal 2000, Medilabs, Inc. achieved the criteria needed to earn the maximum "earn-up" of $1,250,000. At such time additional goodwill of $1,250,000 was recorded. The "earn-up" is payable in three installments of $625,000, $312,500 and $312,500. On July 1, 2000, the Company paid the first installment of $625,000. The remaining second and third installments of $312,500 each are due November 2000 and May 2001, respectively. At October 31, 2000, the remaining $625,000 "earn-up" is included in accrued taxes and expenses on the balance sheet.

[19] FAIR VALUE OF FINANCIAL INSTRUMENTS

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


                                                                               OCTOBER 31,
                                                    -----------------------------------------------------------------
                                                                  2000                           1999
                                                    -------------------------------   -------------------------------
                                                        CARRYING          FAIR           CARRYING           FAIR
                                                         AMOUNT           VALUE           AMOUNT            VALUE
                                                         ------           -----           ------            -----
Long-Term Debt                                      $   1,459,879   $   1,459,879   $   2,000,000   $   2,000,000

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 7].

[20] HEALTH INSURANCE PLAN

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $50,000 of covered medical expenses per person per year. The Company has a contract with an insurance carrier for any excess. Health insurance expense for the years ended October 31, 2000, 1999 and 1998, totaled approximately $217,000, $287,000 and $279,000, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #17
--------------------------------------------------------------------------------


[21] EMPLOYEE BENEFIT PLAN

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan. Employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service. The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax- deferred contributions for the plan year, at a percentage determined each year by the Company. For the year ended October 31, 2000, 1999 and 1998, the Company elected not to make matching contributions to the plan. If the Company elects to match participant contributions in the future, the employer contribution will be fully vested after the fifth year of service.

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

[23] NEW AUTHORITATIVE ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ["SFAS 133"],"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 [as amended by SFAS 138 in June 2000] establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Account Standards Board issued SFAS No. 137 ["SFAS 137"], "Accounting for Derivative Instruments and Hedging Activities- Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 is not expected to have an impact on the Company's operating results.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SHEET #18
--------------------------------------------------------------------------------


[24] SUBSEQUENT EVENTS

[A] In November 2000, the Company paid $312,500 representing the second installment of the Medilabs, Inc. "earn-up."

[B] In January 2001, the Company's board of directors ["Board"] authorized a five year consulting agreement for software design services. In connection with the agreement, the Company will issue five year non-transferrable warrants exercisable at an exercise price of $2.00 per share to purchase an aggregate of 200,000 shares of the Company's common stock. In addition, the Board authorized the issuance of 20,000 shares to a consultant and 2,000 shares to an employee.

[C] On December 19, 2000, the Company and its wholly owned BRLI No. 1 Acquisition Corp. subsidiary [used to acquired the business of Right Body Foods, Inc.], as plaintiffs, instituted a lawsuit in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc. ["RBF"] as defendants. In its complaint, the plaintiffs alleged that in connection with the December 1999 purchase of the health food business of RBF and the simultaneous employment of Rebecca Klafter as the Director of the business purchased, the defendants made material misrepresentations and misleading statements to the plaintiffs regarding the business being purchased. In its lawsuit, the plaintiffs are seeking rescission of the acquisition and all of the agreements entered into in connection therewith, together with restitution, with interest, of all moneys paid or consideration given to any of the defendants in connection therewith, or in the alternative, damages in excess of $1 million plus interest and costs. The defendants filed an answer and counter claims on January 22, 2001. The litigation is in its initial stages so that no prediction can be made as to probable outcome of this lawsuit.

[D] On January 30, 2001, the Company amended its revolving Loan Agreement with PNC Bank, extending it to September 30, 2001, as well as amending other terms and provisions as defined in the Amendment. Additionally, the Company received a waiver of default provisions from PNC Bank because of the Company's failure to be in compliance with certain debt covenants, as of October 31, 2000. [See Note 5] The Company may be in default of such covenants in future periods. there is no guarantee that such a waiver, if required in the future, could be obtained. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date or if the loan is extended and the Company fails to comply with certain debt covenants and fails to obtain a waiver, it will be forced to seek replacement funding for its operations. This may have a material adverse effect on the Company's business and financial condition.

                           INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Bio-Reference Laboratories, Inc.
   Elmwood Park, New Jersey



                  Our report on our audit of the basic financial statements of Bio-Reference Laboratories, Inc. and its subsidiaries appears on page F-1. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                   MOORE STEPHENS, P. C.
                                                   Certified Public Accountants.


Cranford, New Jersey
January 11, 2001

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED
OCTOBER 31, 2000, 1999 AND 1998.
--------------------------------------------------------------------------------


              (a)                                         (b)              (c)               (d)             (e)

                                                      BALANCE AT       CHARGED TO        DEDUCTIONS        BALANCE
                                                       BEGINNING        COST AND        TO VALUATION       AT END
          DESCRIPTION                                  OF PERIOD        EXPENSES          ACCOUNTS        OF PERIOD
          -----------                                  ---------        --------          --------        ---------
Year Ended October 31, 2000
   Allowance for Doubtful
   Accounts and Contractual
   Credits                                         $   15,312,935  $     86,115,103  $    (77,871,103)   $   23,556,935
                                                   ==============  ================  ================    ==============

Year Ended October 31, 1999
   Allowance for Doubtful
   Accounts and Contractual
   Credits                                         $   13,494,475  $     85,674,430  $    (83,855,970)   $   15,312,935
                                                   ==============  ================  ================    ==============

Year Ended October 31, 1998
   Allowance for Doubtful
   Accounts and Contractual
   Credits                                         $    8,564,436  $     72,137,649  $    (67,207,610)   $   13,494,475
                                                   ==============  ================  ================    ==============