Form 10-Q
period 2001-01-31
BIO REFERENCE LABORATORIES INC
filed 2001-03-14
CIK 792641

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JANUARY 31, 2001
                               ----------------
                                       AND
--------------------------------------------------------------------------------
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

Commission File Number  0-15266
                        -------

                        BIO-REFERENCE LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
        NEW JERSEY                                    22-2405059
      --------------                              -------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
incorporation or organization)

481 EDWARD H. ROSS DRIVE, ELMWOOD PARK, NJ                           07407
------------------------------------------                      ---------------
(Address of principal executive offices)                          (Zip Code)

(Registrant's telephone number, including area code)  (201) 791-2600
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,727,449 shares of Common Stock ($.01 par value) at March 13, 2001.

                        BIO-REFERENCE, LABORATORIES, INC.

                                    FORM 10-Q

                                JANUARY 31, 2001


                                    I N D E X

                                                                                                          Page

PART I.   FINANCIAL INFORMATION

   Item 1.        Financial Statements
                  Balance Sheets as of January 31, 2001 (unaudited)
                    and October 31, 2000.                                                                 1

                  Statements of Operations (unaudited) for the
                   three months ended January 31, 2001 and January 31,
                   2000                                                                                   3

                  Statements of Cash Flows (unaudited) for the three months
                   ended January 31, 2001 and January 31, 2000                                            4

                  Notes to financial statements                                                           5



   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     9


PART II.   OTHER INFORMATION                                                                             12


   Item 6.        Exhibits and Reports on Form 8-K

   Signatures                                                                                            13

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                                      JANUARY 31,                  OCTOBER 31,
                                                                                          2001                         2000
                                                                                      -----------                  -----------
                                                                                      (UNAUDITED)
CURRENT ASSETS:

  Cash and Cash Equivalents                                                         $           --              $       440,131
  Accounts Receivable (Net)                                                             26,391,136                   24,048,223
  Inventory                                                                                738,399                      734,688
  Other Current Assets                                                                     480,081                      506,366
                                                                                       -----------                  -----------
    TOTAL CURRENT ASSETS                                                            $   27,609,616              $    25,729,408
                                                                                        ----------                   ----------
  PROPERTY, PLANT AND EQUIPMENT                                                     $    5,291,050              $     5,186,269
    LESS:  Accumulated Depreciation                                                      3,559,856                    3,367,372
                                                                                         ---------                    ---------
  TOTAL PROPERTY,
  PLANT AND EQUIPMENT - NET                                                         $    1,731,194              $     1,818,897
                                                                                         ---------                    ---------
OTHER ASSETS:
   Due from Related Party                                                                   57,518                       73,718
   Deposits                                                                                289,752                      316,113
   Goodwill (Net of Accumulated
    Amortization of $2,087,014 and $1,982,221 respectively)                              6,157,616                    6,262,409
   Deferred Charges (Net of Accumulated
    Amortization of $2,720,719 and $2,628,351 respectively)                              2,631,177                    2,723,544
      Other Assets                                                                       1,695,012                    1,424,692
                                                                                      ------------                 ------------
   TOTAL OTHER ASSETS                                                               $   10,831,075              $    10,800,476
                                                                                        ----------                   ----------
   TOTAL ASSETS                                                                     $   40,171,885              $    38,348,781
                                                                                        ==========                   ==========


The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                                 BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                   JANUARY 31,        OCTOBER 31,
                                                                                       2001              2000
                                                                                   -----------        -----------
                                                                                  (UNAUDITED)
CURRENT LIABILITIES:
  Cash Overdraft                                                                 $     34,986      $         --
  Accounts Payable                                                                  7,115,495         6,751,841
  Salaries and Commissions Payable                                                  1,345,428         1,158,636
  Accrued Taxes and Expenses                                                          968,100         1,653,955
  Current Portion of Long-Term Debt                                                 1,034,233         1,029,617
  Current Portion of Leases Payable                                                   310,402           315,221
  Notes Payable                                                                    14,000,000        12,000,000
                                                                                 ------------      ------------
    TOTAL CURRENT LIABILITIES                                                    $ 24,808,644      $ 22,909,270
                                                                                 ------------      ------------
LONG-TERM LIABILITIES:
  Long-Term Portion of Long-Term Debt                                               1,200,404         1,459,879
  Long-Term Portion of Leases Payable                                                 701,612           697,497
  Other Long-Term Liabilities                                                         220,740           220,740
                                                                                 ------------      ------------
        TOTAL LONG-TERM LIABILITIES                                              $  2,122,756      $  2,378,116
                                                                                 ------------      ------------
SHAREHOLDERS' EQUITY:
  Preferred Stock $.10 Par Value;
    Authorized 1,062,589 shares,
    None Issued                                                                  $         --      $         --
 Series A Senior Preferred Stock, $.10 Par Value;
    Authorized Issued and Outstanding 604,078 shares                                   60,408            60,408
 Series A - Junior Participating Preferred Stock,
    $.10 Par Value, Authorized 3,000 Shares                                      $         --      $         --
  Common Stock, $.01 Par Value;
    Authorized 18,333,333 shares, Issued and Outstanding 8,505,449 shares at
    January 31, 2001 and 8,505,449 shares at
    October 31, 2000                                                                   85,054            85,054

  Additional Paid-In Capital                                                       24,873,414        24,873,414

  Accumulated [Deficit]                                                           (11,386,248)      (11,508,278)
                                                                                 ------------      ------------
  Totals                                                                         $ 13,632,628      $ 13,510,598
  Deferred Compensation                                                              (392,141)         (449,203)
                                                                                 ------------      ------------
    TOTAL SHAREHOLDERS' EQUITY                                                   $ 13,240,487      $ 13,061,395
                                                                                 ------------      ------------
  TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                                                          $ 40,171,885      $ 38,348,781
                                                                                 ============      ============

The Accompanying Notes are an Integral Part of These Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                                   [UNAUDITED]

                                                          THREE MONTHS ENDED
                                                             JANUARY 31,
                                                          ------------------
                                                        2 0 0 1          2 0 0 0
                                                        -------          -------

NET REVENUES:                                        $ 18,387,172      $ 15,029,560
                                                     ------------      ------------
COST OF SERVICES:

   Depreciation                                      $    179,432      $    194,406
   Employee Related Expenses                            4,753,595         3,851,517
   Reagents and Lab Supplies                            2,880,238         2,024,297
   Other Cost of Services                               2,447,460         2,435,223
                                                     ------------      ------------
      TOTAL COST OF SERVICES                         $ 10,260,725      $  8,505,443
                                                     ------------      ------------
GROSS PROFIT ON REVENUES                             $  8,126,447      $  6,524,117

GENERAL AND ADMINISTRATIVE EXPENSES:

  Depreciation and Amortization                      $    210,212      $    213,841
  Other General and Admin. Expenses                     5,070,383         4,331,904
  Bad Debt Expense                                      2,286,727         1,744,277
                                                     ------------      ------------
      TOTAL GENERAL AND ADMIN. EXPENSES              $  7,567,322      $  6,290,022
                                                                       ------------
  OPERATING INCOME                                   $    559,125      $    234,095

OTHER (INCOME) EXPENSES:

  Interest Expense                                   $    441,443      $    351,027
  Interest Income                                          (4,347)          (21,367)
                                                     ------------      ------------
          TOTAL OTHER EXPENSES - NET                 $    437,096      $    329,660
                                                     ------------      ------------
INCOME  (LOSS) BEFORE TAX                                 122,029           (95,565)

  Provision for Income Taxes                         $         --      $         --
                                                     ------------      ------------
NET INCOME (LOSS)                                    $    122,029           (95,565)
                                                     ============      ============
NET INCOME (LOSS) PER SHARE:                         $        .01      $       (.01)

NUMBER OF SHARES:                                       8,505,444         7,967,449

NET INCOME (LOSS) PER SHARE - ASSUMING DILUTION:     $        .01      $       (.01)

NUMBER OF SHARES- ASSUMING DILUTION:                    9,356,077         7,967,449

The Accompanying Notes are an Integral Part of These Financial Statements

                        BIO-REFERENCE LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   [UNAUDITED]

                                                              THREE MONTHS ENDED
                                                                  JANUARY 31,
                                                              ------------------
                                                           2 0 0 1           2 0 0 0
                                                           -------           -------
OPERATING ACTIVITIES:
   Net Income (Loss)                                   $   122,029      $   (95,565)
   Adjustments to Reconcile Net Income to
   Cash Provided by Operating Activities:
    Deferred Compensation                                   57,062           39,452
    Depreciation and Amortization                          389,644          408,247
    Amortization of Deferred Asset                              --           23,001
     Provision for Bad Debts                             2,286,727        1,744,277
   Change in Assets and Liabilities
   (Increase) Decrease in:
     Accounts Receivable                                (4,629,641)      (2,914,507)
     Other Assets                                         (227,759)         (40,275)
     Prepaid Expenses and Other Current Assets              22,574          (58,776)
     Deferred Charges and Goodwill                              --          (40,520)
   Increase (Decrease) in:
     Accounts Payable and Accrued Liabilities             (135,409)         (48,129)
                                                       -----------      -----------

           NET CASH - OPERATING ACTIVITIES             $(2,114,773)     $  (982,795)

INVESTING ACTIVITIES:
   Acquisition of Equipment and
     Leasehold Improvements                            $   (29,781)     $   (40,980)

FINANCING ACTIVITIES:
   Payments of Long-Term Debt                          $  (254,859)     $  (216,550)
   Payments of Capital Lease Obligations                   (75,704)         (84,509)
   Increase in Revolving Line of Credit                  2,000,000        1.421.419
  Cash Overdraft                                            34,986               --
                                                       -----------      -----------

          NET CASH - FINANCING ACTIVITIES              $ 1,704,423      $ 1,120,360
                                                       -----------      -----------

    NET INCREASE (DECREASE) IN CASH                    $  (440,131)     $    96,585

    CASH AT BEGINNING OF PERIODS                       $   440,131      $ 2,128,474
                                                       -----------      -----------
    CASH AT END OF PERIODS                             $        --      $ 2,225,059
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                          $   397,290      $   336,068
     Income Taxes                                      $     4,780      $    14,825

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

In January 1999, the Company issued 10,000 shares to an employee for services rendered.

In December 1999, the Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year long-term debt. In addition, the Company issued 400,000 shares of its common stock and options to purchase an additional 100,000 shares of its common stock for purchasing certain assets of two unrelated companies. (See Note 20).

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

                        BIO-REFERENCE LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

[1] In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements..

[2] The results of operations for the three months ended January 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

[3] The financial statements and notes thereto should be read in conjunction with the financial statements and notes for the year ended October 31, 2000 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

[4] Revenues are recognized at the time the services are performed. Revenues on the statement of operations are net of the following amounts for allowances and discounts.


                                Three Months Ended
                                    January 31,
                         2001                              2000
                         ----                              ----
                   $ 24,331, 055                      $ 17,098,000

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables. This allowance, which is net against accounts receivable was $25,017,052 at January 31, 2001 and $15,790,113 at January 31, 2000.

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

                        BIO-REFERENCE LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

[10] In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ["SFAS 133"],"Accounting for Derivative Instruments and Hedging Activities." SFAS 133 [as amended by SFAS 138 in June 2000] establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. In July 1999, the Financial Account Standards Board issued SFAS No. 137 ["SFAS 137"], "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS 133." SFAS 137 deferred the effective date of SFAS 133 until the first quarter of fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company expects the adoption of SFAS 133, SFAS 137 and SFAS 138 will not have a material impact on its financial statements and related disclosures.

[11] In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999. The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 is not expected to have an impact on the Company's operating results.

[12] In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ["FIN 44"], "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB Opinion No. 25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have a material impact on the Company's financial statements.

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

[15] At October 31, 2000, the Company had a deferred tax asset of approximately $3,148,000 and a valuation allowance of approximately $3,082,000 related to the asset, a decrease of $918,000 from October 31, 1999. The deferred tax asset primarily relates to net operating loss carry forwards.

[16] The Company funds its operations through a revolving loan agreement (the "Loan Agreement") with PNC Bank. At October 31, 2000, the Company was utilizing $12,000,000 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms. The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000

                        BIO-REFERENCE LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company's working capital was less than $2,800,000. In addition, at October 31, 2000, the Company's Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company's failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company's ability to lend funds. Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,200,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company's business and financial condition.

[17] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives. On an annual basis, management evaluates whether the carrying value of these intangible assets has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment does exist, the assets will be written down to fair value.

[18] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2000, there was no change in the status of this matter. The Company continued to reserve the sum of $150,000 on its October 31, 2000 and January 31, 2001 financial statements as the estimated liability in connection therewith.

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

                        BIO-REFERENCE LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

On December 19, 2000, the Company and its wholly owned BRLI No.1 Acquisition Corp. subsidiary, as plaintiffs, instituted a lawsuit in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc. ("RBF") as defendants. In its complaint, the plaintiffs alleged that in connection with their December 1999 purchase of the health food business of RBF and the simultaneous employment of Rebecca Klafter as the Director of the business purchased, the defendants made material misrepresentations and misleading statements to the plaintiffs regarding the business being purchased. In its lawsuit the plaintiffs are seeking rescission of the acquisition and all of the agreements entered into in connection therewith, together with restitution, with interest, of all monies paid and consideration given, including shares of Bio-Reference Common Stock, to any of the defendants in connection therewith, or in the alternative, damages in excess of $1 million plus interest and costs.

The defendants filed an answer and counterclaims in this lawsuit on January 22, 2001 naming the plaintiffs as well as the Company's chief executive officer and its chief operating officer as counterclaim defendants. In addition to denying the substantive allegations of the complaint and stating various affirmative defenses, the defendants demanded that Rebecca Klafter be rehired, that all payments required to be made to her under her agreements with the plaintiffs be made and that the plaintiffs be required to remove all restrictions against her ability to sell the shares received by her in the acquisition. In addition, the defendants asserted a claim of sexual harassment on behalf of Rebecca Klafter against the Company and BRLI No.1 Acquisition Corp. and alleged that the two officers aided and abetted the two corporations in discriminating and in retaliating against Ms. Klafter. In addition to seeking the removal of restrictions against the shares, the defendants are seeking an indeterminate amount of compensatory damages including back pay, "front" pay, bonuses, incentive pay and overtime, punitive damages, interest and costs.

The litigation is in its initial stages so that no prediction can be made as to probable outcome of this lawsuit.

[19] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. ("MLI") from LTC Service and Holdings, Inc. ("Holdings") and a wholly-owned subsidiary of Long-Term Care Services, Inc. ("LTC"). The acquisition was effective April 9, 1998 for accounting purposes. The operations of MLI were included in the Company's results of operations commencing April 9, 1998. In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI's use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provided for a maximum of $1,250,000 in additional payments to be made by the Company if certain revenues were realized by MLI after closing. On April 1, 2000, the Company made its final payment on the $1,500,000 promissory note. On May 17, 2000, LTC was notified that MLI had achieved its revenue goals so that $1,250,000 in additional payments will be made by the Company in three installments through May 1, 2001. The

                        BIO-REFERENCE LABORATORIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Company has paid $937,500 of this additional payment.

[20] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals. The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year. The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions based upon meeting certain milestones within a predetermined measuring period in the future.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by Right Body Foods, Inc. ("RBF"), a company engaged in the manufacture of certain health food products. The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement. The fair value of the 200,000 shares of common stock was approximately $200,000. The Company also entered into an employment agreement in connection with the purchase providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments. The Company had a loss of approximately $50,000 during the three month period ended January 31, 2001 pertaining to this line of business. See the above description of the Company's December 19, 2000 lawsuit against RBF, Rebecca Klafter, and her husband Mitchell Klafter seekling to rescind the acquisition.

To date these acquisitions have not been material to the Company.

Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              RESULTS OF OPERATIONS
             COMPARISON OF FIRST QUARTER 2001 VS FIRST QUARTER 2000

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company's actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company's business, the results of its operations and its financial condition, reference is made to the Company's Annual Report on Form 10-K for the year ended October 31, 2000.

NET REVENUES:

The Company had net revenues for the three month period ended January 31, 2001 of $18,387,172, as compared to $15,029,560 for the three month period ended January 31, 2000. This represents a 22% increase in net revenues. This increase is due to a 19% increase in the number of patients serviced and a 3% increase in net revenues per patient. The Company's laboratory operations had net revenues of $18,357,010 during the quarter ended January 31, 2000. The Company's other subsidiaries had combined net revenues of approximately $30,000 for the quarter ended January 31, 2001.

The number of patients serviced during the quarter ended January 31, 2001 was 370,251 which was 19% greater when compared to the prior fiscal year's quarter ended January 31, 2000. Net revenue per patient for the quarter ended January 31, 2001 was $49.57 compared to net revenue per patient for the quarter ended January 31, 2000 of $48.08, an increase of 3%.

The Company was awarded a contract to provide services to New York City's Riker's Island prison system, and an extension of its contract for New York State Prisons. The Riker's Island contract for overall healthcare services was awarded to PHS, one of the nation's largest private correctional healthcare service businesses. PHS, in turn, has sub-contracted with Bio-Reference to provide the laboratory services component of the contract.

Through its MediLabs division, Bio-Reference has also received renewal of the New York State Prisons contract. This renewal represents the third year the contract has been awarded to MediLabs. The aggregate value of the Riker's Island contract and the New York State Prisons contract is estimated at approximately $9,000,000 annually.

COST OF SERVICES:

Cost of Services increased from $8,505,443 for the three month period ended January 31, 2000 to $10,260,725 for the three month period ended January 31, 2001, an increase of $2,175,282 or $1,775,282. This increase is in line with the increase in net revenues of 22%. The Company's subsidiaries contributed approximately $50,000 to this increase.

GROSS PROFITS:

Gross profit on net revenues increased from $6,524,117 for the three month period ended January 31, 2000 to $8,126,448 for the three month period ended January 31, 2001; an increase of $1,602,331 primarily attributable to the increase in revenues. Profit margins increased by approximately 1% and is primarily attributable to the increased net revenues per patient and the decrease in direct costs relative to the increase in net revenues. Management believes that since the completion of its automated chemistry laboratory during the last quarter of fiscal year 2000, the Company has increased its capacity by 40%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2001 were $7,567,322 as compared to $6,290,022 for the quarter ended January 31, 2000, an increase of $1,277,300 or 20%. Of this increase, $542,450 (or 42%) was related to an increase in bad debt expense which is attributable to the Company's increase in revenues. The balance of this increase is attributable to
(1) a 21% (approximately $300,000) increase in marketing expenses and (2) a 135% (approximately $160,000) increase in legal and consulting fees.

INTEREST EXPENSE:

Interest expense increased from $351,027 for the three month period ended January 31, 2000 to $441,443 for the three month period ended January 31, 2001, an increase of $90,416 or 26%. Management believes that this trend will continue in the future due to the Company's increased use of its revolving line of credit.

INCOME:

The Company's laboratory operations realized net income of $260,527 for the quarter ended January 31, 2001, as compared to a loss of $52,479 for the quarter ended January 31, 2000. This turnaround is related by and large to an increase in net revenues. The Company's subsidiaries had a loss of approximately $138,000.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of January 31, 2001 was approximately $2,800,000 as compared to approximately $2,800,000 at October 31, 2000. The Company's cash position decreased by approximately $430,000 during the current period. The Company utilized approximately $2,080,000 in cash for operating activities in the most recent quarter. To offset this use of cash the Company borrowed $2,000,000 in short-term debt and repaid approximately $330,000 in existing debt. The Company had current liabilities of approximately $25,000,000 at January 31, 2001. The three largest items in this category are notes payable of $14,000,000, accounts payable of approximately $7,100,000 and salaries and commissions payable of approximately $1,300,000.

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

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with the matter. Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has accrued this amount ($150,000) in its October 31, 2000 and its January 31, 2001 financial statements.

The Company funds its operations through a revolving loan agreement (the "Loan Agreement") with PNC Bank. At January 31, 2001, the Company was utilizing $14,000,000 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms.The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company's working capital was less than $2,800,000. In addition, at October 31, 2000, the Company's Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company's failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company's ability to lend funds. Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,200,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company's business and financial condition.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,500,000 and operating leases with commitments totaling approximately $3,800,000 (of which approximately $1,670,000 and $1,070,000 are due during fiscal 2001)

NOTE REGARDING FORWARD-LOOKING STATEMENTS
THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS HISTORICAL INFORMATION AS WELL AS FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS QUARTERLY REPORT PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS IN FUTURE PERIODS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE PERFORMANCE SUGGESTED HEREIN. FOR A FURTHER DISCUSSION CONCERNING RISKS TO THE COMPANY'S BUSINESS, THE RESULTS OF ITS OPERATIONS AND ITS FINANCIAL CONDITION, REFERENCE IS MADE TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED OCTOBER 31, 2000.

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

                           PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K during the quarter ended January 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BIO-REFERENCE LABORATORIES, INC.
                                   (REGISTRANT)

                                   /s/ MARC D. GRODMAN, M.D.
                                   --------------------------------
                                   Marc D.Grodman, M.D.
                                   President

                                   /s/ SAM SINGER
                                   --------------------------------
                                   Sam Singer
                                   Chief Financial and Accounting Officer

Date: March 13, 2001