Form 10-Q
period 2001-04-30
BIO REFERENCE LABORATORIES INC
filed 2001-06-14
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2001

AND

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2405059
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

481 Edward H. Ross Drive, Elmwood Park, NJ	07407
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)	(201) 791-2600

(Former name former address and former fiscal year if changed since last report)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 10,684,449 ($.01 par value) at June 8, 2001.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2000

I N D E X

PART I.   FINANCIAL INFORMATION

             Item 1.  Financial Statements Balance Sheet as of April 30, 2001 (unaudited) and October 31, 2000

                                        Statements of Operations for the three months and six months ended April 30, 2001 and April 30, 2000 (unaudited)

                                        Statements of Cash Flows for the six months ended April 30, 2001 and April 30, 2000 (unaudited)

                                        Notes to financial statements

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.   OTHER INFORMATION

             Item 6.  Exhibits and Reports on Form 8-K

             Signatures

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	April 30	October 31,
	2001	2000
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$308,514	$440,131
Accounts Receivable (Net)	27,406,491	24,048,223
Inventory	886,805	734,688
Other Current Assets	683,234	506,366
TOTAL CURRENT ASSETS	$29,285,044	$25,729,408
PROPERTY, PLANT AND EQUIPMENT	$5,628,180	$5,186,269
LESS: Accumulated Depreciation	3,747,510	3,367,372
TOTAL PROPERTY,PLANT AND EQUIPMENT - NET	$1,880,670	$1,818,897
OTHER ASSETS:
Due from Related Party	41,318	73,718
Deposits	304,113	316,113
Goodwill (Net of Accumulated Amortization of $2,191,807 and $1,982,221 respectively)	6,052,823	6,262,409
Deferred Charges (Net of Accumulated Amortization of $2,813,086 and $2,628,351 respectively)	2,786,310	2,723,544
Other Assets	1,743,732	1,424,692
TOTAL OTHER ASSETS	$10,928,296	$10,800,476
TOTAL ASSETS	$42,094,010	$38,348,781

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	April 30	October 31,
	2001	2000
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,597,104	$6,751,841
Salaries and Commissions Payable	1,668,913	1,158,636
Accrued Taxes and Expenses	1,380,188	1,653,955
Current Portion of Long-Term Debt	1,043,743	1,029,617
Current Portion of Leases Payable	310,962	315,221
Notes Payable	13,937,279	12,000,000
TOTAL CURRENT LIABILITIES	$25,938,189	$22,909,270
LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	934,371	1,459,879
Long-Term Portion of Leases Payable	691,476	697,497
Other Long-Term Liabilities	170,740	220,740
TOTAL LONG-TERM LIABILITIES	$1,796,587	$2,378,116
SHAREHOLDERS' EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares, None Issued	$—	$—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 10,684,449 shares at April 30, 2001 and 8,505,449 shares at October 31, 2000	106,844	85,054
Additional Paid-In Capital	27,464,591	24,873,414
Stock Subscription Receivable	(1,500,000)	—
Accumulated [Deficit]	(10,883,748)	(11,508,278)
Totals	$15,248,095	$13,510,598
Deferred Compensation	(888,861)	(449,203)
TOTAL SHAREHOLDERS' EQUITY	$14,359,234	$13,061,395
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$42,094,010	$38,348,781

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,

	2 0 0 1	2 0 0 0	2 0 0 1	2 0 0 0

NET REVENUES:	$19,831,231	$16,286,141	$38,218,403	$31,315,702
COST OF SERVICES:
Depreciation	$175,539	$195,996	$354,971	$390,402
Employee Related Expenses	4,957,841	4,130,387	9,711,436	7,981,904
Reagents and Lab Supplies	3,142,493	2,166,415	6,022,731	4,190,432
Other Cost of Services	2,627,016	2,631,355	5,074,474	5,066,858
TOTAL COST OF SERVICES	$10,902,889	$9,124,153	$21,163,613	$17,629,596
GROSS PROFIT ON REVENUES	$8,928,342	$7,161,988	$17,054,790	$13,686,106
General and Administrative Expenses:
Depreciation and Amortization	$209,274	$210,218	$419,486	$424,059
Other General and Admin. Expenses	5,419,620	4,400,125	10,490,004	8,732,029
Bad Debt Expense	2,349,919	2,302,122	4,636,646	4,046,399
TOTAL GENERAL AND ADMIN. EXPENSES	$7,978,813	$6,912,465	$15,546,136	$13,202,487
OPERATING INCOME	$949,529	$249,523	$1,508,654	$483,619

OTHER (INCOME) EXPENSES:
Interest Expense	$447,838	$392,553	$889,281	$743,580
Interest Income	(810)	(20,747)	(5,157)	(42,113)
TOTAL OTHER EXPENSES - NET	$447,028	$371,806	$884,124	$701,467
INCOME (LOSS) BEFORE TAX	$502,501	$(122,283)	$624,530	$(217,848)
Provision for Income Taxes	—	—	—	—
NET INCOME (LOSS)	$502,501	$(122,283)	$624,530	$(217,848)
NET INCOME (LOSS) PER SHARE:	$.05	$(.02)	$.07	$(.03)
NUMBER OF SHARES:	9,379,782	8,114,004	8,942,616	8,045,726
NET INCOME (LOSS) PER SHARE:
ASSUMING DILUTION	.05	(.02)	.06	(.03)
NUMBER OF SHARES - ASSUMING DILUTION:	10,401,006	8,114,004	9,963,840	8,045,726

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Six months ended
	April 30,
	2 0 0 1	2 0 0 0
OPERATING ACTIVITIES:
Net Income	$624,530	$(217,847)
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	114,123	78,904
Compensation Expense	167,936	24,840
Depreciation and Amortization	774,458	814,460
Amortization of Deferred Assets	—	46,002
Provision for Bad Debts	4,636,646	4,046,399
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(7,994,914)	(6,690,551)
Other Assets	(274,640)	(193,962)
Prepaid Expenses and Other Current Assets	(328,985)	(4,839)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,081,772	686,377
NET CASH - OPERATING ACTIVITIES	($1,199,074)	$(1,410,217)
INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(292,026)	$(122,079)
Payment for Acquisition of Intangible Assets	$—	(40,520)
NET CASH - INVESTING ACTIVITIES	$(292,026)	(162,599)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$143,750	$17,729
Payments of Long-Term Debt	(561,382)	(966,214)
Payments of Capital Lease Obligations	(160,164)	(150,971)
Increase in Revolving Line of Credit	1,937,279	2,123,808
NET CASH - FINANCING ACTIVITIES	$1,359,483	$1,024,352
NET INCREASE (DECREASE) IN CASH	$(131,617)	$(548,464)
CASH AT BEGINNING OF PERIODS	440,131	2,128,474
CASH AT END OF PERIODS	$308,514	1,580,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$797,274	$692,502
Income Taxes	$4,780	$20,914

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(UNAUDITED)

In January 1999, the Company issued 10,000 shares to an employee for services rendered.

In December 1999, the Company entered into an agreement with one of its vendors to convert approximately $670,000 of accounts payable obligations into a three year long-term debt. In addition, the Company issued 400,000 shares of its common stock and options to purchase an additional 100,000 shares of its common stock for purchasing certain assets of two unrelated companies. (See Note 18).

During the six month period ended April 2001, the Company entered into three capital leases totaling approximately $151,000 with two leasing companies.

During the six month period ended April 2001, the Company issued 479,000 shares of its common stock for services rendered (or to be rendered). The Company issued 22,000 shares to employees, and 457,000 shares for consulting services.

On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Mort L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

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

[2] The results of operations for the six months ended April 30, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Three Months Ended		Six Months Ended
April 30,		April 30,
2001	2000	2001	2000
$28,538,271	$21,015,838	$52,869,326	$38,113,838

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables.  This allowance, which is net against accounts receivable was $28,539,076 at April 30, 2001.

[6] Inventory, consisting primarily of purchased clinical supplies, is valued at the lower of cost (first-in, first-out) or market.

[7] Property and equipment are carried at cost.  Depreciation is computed by the straight–line method over the estimated useful lives of the respective assets which range from 2 to 15  years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.  On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income.  Repairs and maintenance are charged to expense when incurred.

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

[10] In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements."  SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and is effective in the fourth quarter of all fiscal years beginning after December 15, 1999.  The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 is not expected to have an impact on the Company's operating results.

[11] The Company, at times,  issues shares of common stock in payment for services rendered to the Company.  The estimated fair value of the shares issued approximates the value of the services provided.

[12] Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

[13] At October 31, 2000, the Company had a deferred tax asset of approximately $3,148,000 and a valuation allowance of approximately $3,082,000 related to the asset, a  decrease of $918,000 from October 31, 1999.  The deferred tax asset primarily relates to net operating loss carry forwards.

[14] The Company funds its operations through a revolving loan agreement (the “Loan Agreement”) with PNC Bank. At April 30, 2001, the Company was utilizing $13,937,279 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms. The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company’s working capital was less than $2,800,000. In addition, at October 31, 2000, the Company’s Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company’s failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company’s ability to lend funds.  Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in  compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,200,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company’s business and financial condition.

[15] Management of the Company evaluates the period of amortization for its intangible assets to determine whether later events and circumstances warrant revised estimates of useful lives.  On an annual basis, management evaluates whether the carrying value of these intangible assets has become impaired. Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations (undiscounted and without interest charges). If impairment does exist, the assets will be written down to fair value.

[16] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2000, there was no change in the status of this matter.  The Company continued to reserve the sum of $150,000 on its October 31, 2000 and April 30, 2001 financial statements as the estimated liability in connection therewith.

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

On December 19, 2000, the Company and its wholly owned BRLI No.1 Acquisition Corp. subsidiary, as plaintiffs, instituted a lawsuit in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc. (“RBF”) as defendants. In its complaint, the plaintiffs alleged that in connection with their December 1999 purchase of the health food business of RBF and the simultaneous employment of Rebecca Klafter as the Director of the business purchased, the defendants made material misrepresentations and misleading statements to the plaintiffs regarding the business being purchased. In its lawsuit, the plaintiffs are seeking rescission of the acquisition and all of the agreements entered into in connection therewith, together with restitution, with interest, of all monies paid and consideration given (including 200,000 shares of Bio-Reference Common Stock) to any of the defendants in connection therewith, or in the alternative, damages in excess of $1 million plus interest and costs.

The defendants filed an answer and counterclaims in this lawsuit on January 22, 2001 naming the plaintiffs as well as the Company’s chief executive officer and its chief operating officer as counterclaim defendants. In addition to denying the substantive allegations of the complaint and stating various affirmative defenses, the defendants demanded that Rebecca Klafter be rehired, that all payments required to be made to her under her agreements with the plaintiffs be made and that the plaintiffs be required to remove all restrictions against her ability to sell the shares received by her in the acquisition. In addition, the defendants asserted a claim of sexual harassment on behalf of Rebecca Klafter against the Company and BRLI No.1 Acquisition Corp. and alleged that the two officers aided and abetted the two corporations in discriminating and in retaliating against Ms. Klafter. In addition to seeking the removal of restrictions against the shares, the defendants are seeking an indeterminate amount of compensatory damages including back pay, “front” pay, bonuses, incentive pay and overtime, punitive damages, interest and costs.

The litigation is in its initial stages so that no prediction can be made as to probable outcome of this lawsuit.

[17] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. (“MLI”) from LTC Service and Holdings, Inc. (“Holdings”) and a wholly-owned subsidiary of Long-Term Care Services, Inc. (“LTC”).  The acquisition was effective April 9, 1998 for accounting purposes. The operations of MLI were included in the Company’s results of operations commencing April 9, 1998.  In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI’s use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provided for a maximum of $1,250,000 in additional payments to be made bythe Company if certain revenues were realized by MLI after closing. On April 1, 2000, the Company made its final payment on the $1,500,000 promissory note. On May 17, 2000, LTC was notified that MLI had achieved its revenue goals so that $1,250,000 in additional payments will be made by the Company in three installments through May 1, 2001. The Company has paid the entire amount of this additional payment.

[18] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals.  The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements.  The fair value of the 200,000 shares of common stock was approximately $200,000.  The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year.  The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions based upon meeting certain milestones within a predetermined measuring period in the future.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by Right Body Foods, Inc. (“RBF”), a company engaged in the manufacture of certain health food products.  The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement.   The fair value of the 200,000 shares  of common stock was approximately $200,000.  The Company also entered into an employment agreement in connection with the purchase providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments. See the above description of the Company’s December 19, 2000 lawsuit against RBF, Rebecca Klafter, and her husband Mitchell Klafter seeking to rescind the acquisition.

[19]  Effective January 10, 2001, the Company executed an agreement with one of its vendors, GALT Corporation (“GALT”) which had been providing data base design, maintenance and other related web-based Internet solution services to the Company’s CareEvolve subsidiary. Pursuant to the Agreement, GALT agreed to provide the Company with a maximum $800,000 worth of services at agreed hourly rates over a maximum five year period. In full payment for the initial $400,000 worth of services, the Company issued five-year warrants to GALT exercisable to purchase an aggregate 200,000 shares of the Company’s common stock at $2.00 per share (such warrants are fully vested) and also agreed to issue 200,000 shares of its common stock (the “Shares”) to GALT. The Shares were initially held in escrow. The Company charged approximately $400,000 to deferred compensation which is amortized as services are rendered. At the end of each Company fiscal quarter commencing with the quarter ended April 30, 2001, such number of the Shares is required to be released to GALT from escrow (valued at $2.00 per share) as shall be equal in value to the dollar amount of the billed and accepted services rendered by GALT to the Company during the quarter. Through April 30, 2001, an aggregate 137,602 of the Shares had been released to GALT from escrow, which represent approximately $275,000 charged to expense of the amortizable $400,000 of deferred compensation noted above.

The Agreement does not require the Company to exclusively use GALT’s services for its systems and programming needs (web-based or otherwise). If the Agreement terminates before GALT has provided the initial $400,000 of billed and accepted services to the Company, GALT, as its option, may purchase any of the Shares still held in escrow at a purchase price of $2.00 per share. In addition, if the dollar amount of billed and accepted services provided by GALT to the Company exceeds $400,000, the Company, at its option, may pay for such services exceeding the initial $400,000 of services with cash or with shares of its common stock valued at $2.00 per shares.

[20]  On March 27, 2001, the Company entered into a joint marketing agreement with General Prescription Programs, Inc. (“GPP”), a New Jersey based provider of prescription benefit management services to more than 100 Health and Welfare funds. GPP had been providing data to the Company’s PSIMedica Division since July 1999 to assist PSIMedica in its development of proprietary healthcare information software (the “PSIMedica Programs”) for marketing to the group and institutional markets. Pursuant to the joint marketing agreement, GPP agreed to co-market the PSIMedica Programs jointly with PSIMedica personnel to GPP customers over a five-year term. The Company agreed to issue 220,000 shares of its common stock to GPP in full payment for GPP’s prior and anticipated services under the joint marketing agreement. Approximately $245,000 was charged to deferred acquisition costs.

[21]  Subsequent Events -On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Mort L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF SECOND QUARTER 2001  VS SECOND QUARTER 2000

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company’s business, the results of its operations and its financial condition, reference is made to the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

NET REVENUES:

Net revenues for the three month period ended April 30, 2000 were $16,286,141 as compared to $19,831,231 for the three month period ended April 30, 2001; which represents a 22% increase in net revenues. This increase is due to a 25% increase in patient counts offset by a 3% decrease in net revenues per patient. The Company’s other subsidiaries had combined net revenues of approximately $23,000 for the three month period ended April 30, 2001.

The number of patients serviced during the three month period ended April 30, 2001 was 426,832 which was 25% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2000 was $47.89 compared to net revenue per patient of $46.30 for the three month period ended April 30, 2001, a decrease of $1.59 or 3%. This decrease in net revenues per patient is directly related to the increase in correctional facility business.

COST OF SALES:

Cost of Services increased from $9,124,153 for the three month period ended April 30, 2000 to $10,902,889 for the three month period ended April 30, 2001, an increase of $1,778,736 or 19%. This increase is in line with the increase in net revenues of 22%. The Company’s subsidiaries contributed approximately $220,000 to this increase. The increase in cost of sales for laboratory operations was $1,606,054 or 18%.

GROSS PROFITS:

Gross profits, increased from $7,161,988 for the three month period ended April 30, 2000 to $8,928,342 for the three month period ended April 30, 2001; an increase of $ 1,766,354 or 25%. This is primarily attributable to the increase in net revenues. Profit margins increased 1% and is primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues.  Management believes that since the completion of its automated chemistry laboratory during the last quarter of the  fiscal year 2000, the Company has increased its capacity by 40%.  The Company’s subsidiaries had a combined gross loss of approximately $198,000.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2000 was $6,912,465 as compared to $7,978,813 for the quarter ended April 30, 2001, an increase of $1,066,348 or 15%. General and administrative expenses, excluding bad debt expense, for the three month period ended April 30, 2000 was $4,610,343 as compared to $5,628,894 for the quarter ended April 30, 2001, an increase of $1,018,551 or 22%. This increase is in line with the increase in net revenues of 22%. The Company’s subsidiaries contributed approximately $69,000 to this increase.

INTEREST EXPENSE:

Interest expense increased to $447,838 during the three month period ending April 30, 2001 from $392,553 during the three month period ended April 30, 2000 and is due to the Company’s increase in asset based borrowing.

INCOME (LOSS):

The Company’s laboratory operations realized net income of $769,322 for the three month period ended April 30, 2001, as compared to $4,569 for the three month period ended April 30, 2000. This turnaround is related to an increase in net revenues and expense controls implemented during the second quarter of the current fiscal year. The Company’s subsidiaries had a combined net loss of approximately $267,000.

SIX MONTHS 2001 COMPARED TO SIX MONTHS 2000

NET REVENUES:

Net Revenues for the six month period ended April 30, 2000 were $31,315,702 as compared to $38,218,403 for the six month period ended April 30, 2001; this represents a 22% increase in net revenues. This increase is due to a 22% increase in patient counts. The Company’s subsidiaries had combined net revenues of approximately $52,000 during the current six month period.

The number of patients serviced during the six month period ended April 30, 2001 was 652,499 which was 22% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2000 was $47.94, compared to net revenue per patient for the six month period ended April 30, 2001 of $47.82, a decrease of $.12. This decrease is directly related to the increase in correctional facility business.

The Company was awarded a contract to provide services to New York City’s Riker’s Island prison system, and an extension of its contract for New York State Prisons. The Riker’s Island contract for overall healthcare services was awarded to PHS, one of the nation’s largest private correctional healthcare service businesses. PHS, in turn, has sub-contracted with Bio-Reference to provide the laboratory services component of the contract. In addition, the Company was awarded the contract to provide laboratory services to the Eastern Pennsylvania prison system administered by PHS.

Through its MediLabs division, Bio-Reference has also received renewal of the New York State Prisons contract. This renewal represents the third year the contract has been awarded to MediLabs. The aggregate value of the PHS contracts and the New York State Prisons contract is estimated at approximately $10,000,000 annually.

COST OF SALES:

Cost of Sales increased to $21,163,613 for the six month period ended April 30, 2001 from $17,629,596 for the six month period ended April 30, 2000. This represents a 20% increase in direct operating costs. This increase is related to the increase in net revenues of 22%. The Company’s subsidiaries had a combined cost of sales of approximately $271,000 for the current six month period. The increase in cost of sales for laboratory operations was $3,424,707 or 20%.

GROSS PROFITS:

Gross profits on net revenues, increased to $17,054,790 for the six month period ended April 30, 2001 from $13,686,106 for the six month period ended April 30, 2000; an increase of $3,368,684 (25%), primarily attributable to the increase in net revenues. Gross profit margins increased to 45% from 44%, primarily attributable to the operating efficiencies realized with regard to the increase in net revenues. Management believes that since the completion of the Company’s automated chemistry laboratory, it has increased its capacity to render clinical laboratory testing services by approximately 40%. The Company’s subsidiaries had a combined gross loss of approximately $218,000 for the current six month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2000 were $13,202,487 as compared to $15,546,136 for the six month period ended April 30, 2001, an increase of $2,343,649 or 18%. This increase is in line with the increase in net revenues. General and administrative expenses, excluding bad debt expense for the six month period ended April 30, 2000 was $9,156,088 as compared to $10,909,490 for the six month period ended April 30, 2001, an increase of $1,753,402 or 19%. The Company’s subsidiaries had combined general and administrative expenses of approximately $187,000 for the current six month period.

INTEREST EXPENSE:

Interest expense increased to $889,281 during the six month period ending April 30, 2001 as compared to $743,580 during the six month period ending April 30, 2000 an increase of $145,701, and is due to the Company’s increase in asset based borrowing.

INCOME:

The Company’s laboratory operations realized net income of $1,029,849 for the six months ended April 30, 2001 as compared to a loss of $47,546 for the six month period ended April 30, 2000, an increase of $1,077,395. This turnaround is related to the increase in net revenues and cost controls implemented during the second quarter of the current fiscal year. The Company’s subsidiaries had a combined loss of approximately $405,000 for the current six month period.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of April 30, 2001  was approximately $3,300,000 as compared to approximately $2,800,000 at October 31, 2000. The Company’s cash position decreased by approximately $132,000 during the current period. The Company utilized approximately $1,200,000 in cash for operating activities in the most recent period.  To offset this use of cash, the Company borrowed $1,937,279 in short-term debt and repaid approximately $720,000 in existing debt. The Company had current liabilities of approximately $26,000,000 at April 30, 2001.  The three largest items in this category are notes payable of $13,937,279, accounts payable of approximately $7,600,000 and salaries and commissions payable of approximately $1,700,000.

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

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier.  One review involved overpayments that occur in the normal course of business.  The Company has remitted approximately $75,000 to Medicare in connection with the matter.  Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased.  Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed.  Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has accrued this amount ($150,000) in its April 30, 2000 and its January 31, 2001 financial statements.

The Company funds its operations through a revolving loan agreement (the “Loan Agreement”) with PNC Bank. At January 31, 2001,  the Company was utilizing $14,000,000 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms. The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company’s working capital was less than $2,800,000. In addition, at October 31, 2000, the Company’s Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company’s failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company’s ability to lend funds.  Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in  compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,200,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company’s business and financial condition.

On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Mort L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,500,000 and operating leases with commitments totaling approximately $3,800,000 (of which approximately $1,670,000 and $1,070,000 are due during fiscal 2001)

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company’s business, the results of its operations and its financial condition, reference is made to the Company’s Annual Report on Form 10-K for the year ended October 31, 2000.

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

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended April 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/s/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/s/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date:  June 14, 2001