Form 10-Q
period 2001-07-31
BIO REFERENCE LABORATORIES INC
filed 2001-09-11
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2001

AND

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2405059

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

481 Edward H. Ross Drive, Elmwood Park, NJ	07407

(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code)     (201) 791-2600

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
Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  10,817,151 shares of common stock ($.01 par value) at September 10, 2001.

BIO-REFERENCE, LABORATORIES, INC.
FORM 10-Q
JULY 31,  2001

I N D E X

BIO-REFERENCE LABORATORIES, INC.
BALANCE SHEETS
ASSETS

	July 31 2001	October 31, 2000

	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$1,938,839	$440,131
Accounts Receivable (Net)	27,149,535	24,048,223
Inventory	815,015	734,688
Other Current Assets	604,930	506,366

TOTAL CURRENT ASSETS	$30,508,319	$25,729,408

PROPERTY, PLANT AND EQUIPMENT	$5,749,490	$5,186,269
LESS: Accumulated Depreciation	3,907,787	3,367,372

TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	$1,841,703	$1,818,897

OTHER ASSETS:
Due from Related Party	25,118	73,718
Deposits	311,121	316,113
Goodwill (Net of Accumulated Amortization of $2,296,600 and $1,982,221 respectively)	5,948,030	6,262,409
Deferred Charges (Net of Accumulated Amortization of $2,920,061 and $2,628,351 respectively)	3,555,794	2,723,544
Other Assets	921,529	1,424,692

TOTAL OTHER ASSETS	$10,761,592	$10,800,476

TOTAL ASSETS	$43,111,614	$38,348,781

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.
BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY

	July 31 2001	October 31, 2000

	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$6,658,172	$6,751,841
Salaries and Commissions Payable	1,534,556	1,158,636
Accrued Taxes and Expenses	786,080	1,653,955
Current Portion of Long-Term Debt	1,048,643	1,029,617
Current Portion of Leases Payable	295,359	315,221
Notes Payable	14,429,325	12,000,000

TOTAL CURRENT LIABILITIES	$24,752,135	$22,909,270

LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	690,842	1,459,879
Long-Term Portion of Leases Payable	630,415	697,497
Other Long-Term Liabilities	170,740	220,740

TOTAL LONG-TERM LIABILITIES	$1,491,997	$2,378,116

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS' EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares, None Issued	—	—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 10,807,151 at July 31, 2001 and 8,505,449 shares at October 31, 2000	108,072	85,054
Additional Paid-In Capital	27,657,596	24,873,414
Accumulated [Deficit]	(10,263,914)	(11,508,278)

Totals	$17,562,164	$13,510,598
Deferred Compensation	(694,682)	(449,203)

TOTAL SHAREHOLDERS' EQUITY	$16,867,482	$13,061,395

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$43,111,614	$38,348,781

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.
STATEMENTS OF OPERATIONS
[UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,

	2001	2000	2001	2000

NET REVENUES:	$21,168,044	$17,171,598	$59,386,447	$48,487,299
COST OF SERVICES:
Depreciation	$148,694	$197,015	$503,665	$587,417
Employee Related Expenses	5,306,363	4,178,949	15,017,800	12,160,853
Reagents and Lab Supplies	3,587,158	2,712,758	9,609,889	6,924,512
Other Cost of Services	2,584,107	2,355,372	7,658,581	7,400,908

TOTAL COST OF SERVICES	$11,626,322	$9,444,094	$32,789,935	$27,073,690

GROSS PROFIT ON REVENUES	$9,541,722	$7,727,504	$26,596,512	$21,413,609
General and Administrative Expenses:
Depreciation and Amortization	$243,601	$202,179	$663,087	626,238
Other General and Admin. Expenses	5,325,720	4,607,722	15,815,724	13,339,751
Bad Debt Expense	2,918,783	2,447,841	7,555,428	6,494,240

TOTAL GENERAL AND ADMIN. EXPENSES	$8,488,104	$7,257,742	$24,034,239	$20,460,229

OPERATING INCOME (LOSS)	$1,053,618	$469,762	$2,562,273	$953,380
OTHER (INCOME) EXPENSES:
Interest Expense	$442,952	$440,480	$1,332,233	$1,184,060
Interest Income	(9,169)	(15,647)	(14,326)	(57,760)

TOTAL OTHER EXPENSES - NET	$433,783	$424,833	$1,317,907	$1,126,300

INCOME (LOSS) BEFORE TAX	$619,835	$44,929	$1,244,366	$(172,920)

Provision for Income Taxes	–	–	–	–

NET INCOME (LOSS)	$619,835	$44,929	$1,244,366	$(172,920)

NET INCOME (LOSS) PER SHARE - BASIC:	$.06	$.01	$.13	$(.02)

NUMBER OF SHARES:	10,737,772	8,140,449	9,541,002	8,073,968

NET INCOME (LOSS) PER SHARE -ASSUMING DILUTION:	$.05	$.01	$.11	$(.02)

NUMBER OF SHARES:	12,595,294	9,494,673	11,398,524	9,428,192

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
[UNAUDITED]

	Nine months ended July 31,

	2001	2000

OPERATING ACTIVITIES:
Net Income	$1,244,366	$(172,920)
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Deferred Compensation	383,661	117,816
Compensation Expense	167,936	24,840
Depreciation and Amortization	1,146,503	1,213,655
Amortization of Deferred Assets	—	69,003
Provision for Bad Debts	7,555,428	6,494,240
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(10,656,740)	(10,097,008)
Other Assets	(319,703)	(427,696)
Prepaid Expenses and Other Current Assets	(178,891)	(152,341)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	$(585,626)	87,481

NET CASH - OPERATING ACTIVITIES	$(1,243,066)	$(2,842,930)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(413,336)	$(104,446)
Payment for Acquisition of Intangible Assets	—	(1,290,520)

NET CASH - INVESTING ACTIVITIES	$(413,336)	$(1,394,966)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$262,623	$17,729
Proceeds from Sale of Common Stock	1,500,000	—
Payments of Long-Term Debt	(800,011)	(1,842,383)
Long-Term Acquisition Debt	—	1,920,731
Payments of Capital Lease Obligations	(236,827)	(229,588)
Increase (Decrease) in Revolving Line of Credit	2,429,325	3,299,095

NET CASH - FINANCING ACTIVITIES	$3,155,110	$3,165,584

NET INCREASE (DECREASE) IN CASH	$1,498,708	$(1,072,312)

CASH AT BEGINNING OF PERIODS	$440,131	$2,128,474

CASH AT END OF PERIODS	$1,938.839	$1,056,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,200,017	$1,110,961
Income Taxes	$14,613	$25,778

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

During the nine month period ended July 2001, the Company entered into three capital leases totaling approximately $151,000 with two leasing companies.

During the nine month period ended July 2001, the Company issued 479,000 shares of its common stock to employees and consultants for services rendered. The Company issued 22,000 shares to employees, and 457,000 shares for consulting services.

On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Morton L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

During the three month period ended July 31, 2001, the Company converted a receivable of approximately $876,000 into a deferred asset to be amortized over future periods.

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

[2] The results of operations for the nine months ended July 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

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

Three Months Ended July 31		Nine Months Ended July 31

2001	2000	2001	2000

$32,177,800	$23,197,950	$85,047,128	$61,311,788

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

[5] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of receivables.  This allowance, which is net against accounts receivable was $30,295,318 at July 31, 2001.

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

[10] In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ["SAB 101"], "Revenue Recognition in Financial Statements."  SAB 101 provides guidance on applying accounting principles generally accepted in the United States to revenue recognition in financial statements and became effective in the fourth fiscal quarter of the first fiscal year beginning after December 15, 1999.  The Company's accounting policies are consistent with the requirements of SAB 101, so the implementation of SAB 101 is not expected to have an impact on the Company's operating results.

The FASB has issued Statement No. 141, “Business Combination,” and Statement No. 142 “Goodwill and Other Intangible Assets” in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be November 1, 2001. It is not possible to quantify the impact until the newly issued statements have been studied.

[11]  The Company, at times,  issues shares of common stock in payment for services rendered to the Company.  The estimated fair value of the shares issued approximates the value of the services provided.

[12] Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. No tax expense is provided for the current periods due to the availability of operating loss carryforwards.

[13] At October 31, 2000, the Company had a deferred tax asset of approximately $3,148,000 and a valuation allowance of approximately $3,082,000 related to the asset, a  decrease of $918,000 from October 31, 1999.  The deferred tax asset primarily relates to net operating loss carry forwards.

[14]  The Company funds its operations through a revolving loan agreement (the “Loan Agreement”) with PNC Bank. At July 31, 2001, the Company was utilizing $14,429,325 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms. The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. The Company was in compliance with this covenant at the end of the current quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company’s working capital was less than $2,800,000. In addition, at October 31, 2000, the Company’s Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company’s failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company’s ability to lend funds.  Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in  compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,220,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company’s business and financial condition.

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

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2000, there was no change in the status of this matter.  The Company continued to reserve the sum of $150,000 on its October 31, 2000 and July 31, 2001 financial statements as the estimated liability in connection therewith.

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

[17] On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. (“MLI”) from LTC Service and Holdings, Inc. (“Holdings”) and a wholly-owned subsidiary of Long-Term Care Services, Inc. (“LTC”).  The acquisition was effective April 9, 1998 for accounting purposes. The operations of MLI were included in the Company’s results of operations commencing April 9, 1998.  In connection with the acquisition of MLI, certain key MLI employees signed employment agreements with the Company which included a six month non-competition clause. In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The purchase price was $5,500,000 consisting of cash payments of $4,000,000 delivered by the Company at the closing (including $50,000 of payments for non-competition agreements with LTC, Holdings, two affiliated corporations and an employee of LTC and $200,000 of payments for access and use through April 8, 1999 of a laboratory hardware and software system of significant importance to the MLI business) and delivery by the Company of its $1,500,000 promissory note payable without interest in three semi-annual installments commencing one year after the closing. In addition, the Company paid an MLI obligation of $122,366 at the closing to an MLI affiliated entity for MLI’s use through the closing date of a piece of analytical equipment which was continued to be used by MLI after the closing. The Stock Purchase Agreement also provided for a maximum of $1,250,000 in additional payments to be made by the Company if certain revenues were realized by MLI after closing. On April 1, 2000, the Company made its final payment on the $1,500,000 promissory note. On May 17, 2000, LTC was notified that MLI had achieved its revenue goals so that $1,250,000 in additional payments were required to be made by the Company in three installments through May 1, 2001. The Company has paid the entire amount of these additional payments.

[18] On December 2, 1999, the Company entered into an agreement to purchase certain assets utilized by a company engaged in selling Internet website design and other Internet-oriented services to medical professionals and other healthcare professionals.  The Company delivered 140,000 shares of its common stock in payment for the web business along with 60,000 shares of its common stock in consideration for related non-competition agreements.  The fair value of the 200,000 shares of common stock was approximately $200,000.  The Company also paid $10,000 to a former executive officer of the website company and executed a one year consulting agreement with the website company for a minimum consulting fee of $40,000 in the initial year and $50,000 in any subsequent year.  The Company granted the website business an option to purchase a maximum of 100,000 shares of the Company's common stock exercisable at $3.00 per share with certain vesting restrictions based upon meeting certain milestones within a predetermined measuring period in the future. The consulting agreement and the option were subsequently canceled.

On December 14, 1999, the Company entered into an agreement to purchase certain assets utilized by Right Body Foods, Inc. (“RBF”), a company engaged in the manufacture of certain health food products.  The Company delivered 180,000 shares of its common stock in payment for the health food business along with 20,000 shares of its common stock in consideration for a related non-competition agreement. The fair value of the 200,000 shares of common stock was approximately $200,0000. The Company also entered into an employment’ agreement in connection with the purchase providing for an annual salary of $150,000 plus commissions and a signing bonus of $100,000 payable in 24 monthly installments. See the above description of the Company’s December 19, 2000 lawsuit against RBF, Rebecca Klafter, and her husband Mitchell Klafter seeking to rescind the acquisition.

[19]  Effective January 10, 2001, the Company executed an agreement with one of its vendors, GALT Corporation (“GALT”) which had been providing data base design, maintenance and other related web-based Internet solution services to the Company’s CareEvolve subsidiary. Pursuant to the Agreement, GALT agreed to provide the Company with a maximum $800,000 worth of services at agreed hourly rates over a maximum five year period. In full payment for the initial $400,000 worth of services, the Company issued five-year warrants to GALT exercisable to purchase an aggregate 200,000 shares of the Company’s common stock at $2.00 per share (such warrants are fully vested) and also agreed to issue 200,000 shares of its common stock (the “Shares”) to GALT. The Shares were initially held in escrow. The Company charged approximately $400,000 to deferred compensation which is amortized as services are rendered. At the end of each Company fiscal quarter commencing with the quarter ended April 30, 2001, such number of the Shares is required to be released to GALT from escrow (valued at $2.00 per share) as shall be equal in value to the dollar amount of the billed and accepted services rendered by GALT to the Company during the quarter. Through July 31, 2001, an aggregate 137,602 of the Shares had been released to GALT from escrow, which represent approximately $275,000 charged to expense of the amortizable $400,000 of deferred compensation noted above.

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

[21]  On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Morton L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF THIRD QUARTER 2001  VS THIRD QUARTER 2000

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

NET REVENUES:

Net revenues for the three month period ended  July 31, 2001 were $21,168,044 as compared to $17,171,598 for the three month period ended July 31, 2000; which represents a 23% increase in net revenues. This increase is due to a 27% increase in patient counts offset by a 3% decrease in net revenues per patient. The Company’s other subsidiaries had combined net revenues of approximately $24,000 for the three month period ended July 31, 2001.

The number of patients serviced during the three month period ended July 31, 2001 was 456,362 which was 27% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2000 was $47.58 compared to net revenue per patient of $46.33 for the three month period ended July 31, 2001, a decrease of $1.25 or 3%. This decrease in net revenues per patient is related in part to the increase in correctional facility business.

COST OF SALES:

Cost of Services increased to $11,626,322 for the three month period ended July 31, 2001 from  $9,444,094 for the three month period ended July 31, 2000, an increase of $2,182,228 or 23%. The Company’s subsidiaries contributed approximately $256,000 to this increase. This increase is in line with the increase in net revenues of 23%. The increase in cost of sales for laboratory operations was $2,069,463 or 22%.

GROSS PROFITS:

Gross profits, increased to $9,541,722 for the three month period ended July 31, 2001 from $7,727,504 for the three month period ended July 31, 2000; an increase of $1,814,218 or 23%. This is primarily attributable to the increase in net revenues. Profit margins remained constant over the two comparable period at 45%. Gross profits margins for laboratory operations were 46% for the quarter ended July 31, 2001 as compared to 45% for the quarter ended July 31, 2000. Management believes that since the completion of its automated chemistry laboratory during the last quarter of the  fiscal year 2000, the Company has increased its capacity by 40%.  The Company’s subsidiaries had a combined gross loss of approximately $232,000.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 2001 was $8,488,104 as compared to $7,257,742 for the three month period ending July 31, 2000, an increase of $1,230,362 or 17%. General and administrative expenses, excluding bad debt expense, for the three month period ended July 31, 2001 was $5,569,321 as compared to $4,809,901 for the three month period ending July 31, 2000, an increase of $759,420 or 16%. The Company’s subsidiaries contributed approximately $90,000 to this increase. This increase is in line with the increase in net revenues of 23%. Laboratory operations general and administrative expenses for the three month period ended July 31, 2001 were $8,397,935 as compared to $7,077,131 for the three month period ended July 31, 2000, an increase of $1,320,804 (19%); excluding Bad Debt Expense, the increase was $849,862 (18%).

INTEREST EXPENSE:

Interest expense increased to $442,952 during the three month period ending July 31, 2001 from $440,480 during the three month period ended July 31, 2000 and is due to the Company’s increase in asset based borrowing.

INCOME (LOSS):

The Company’s laboratory operations realized net income of $941,878 for the three month period ended July 31, 2001, as compared to $339,362 for the three month period ended July 31, 2000. This turnaround is related to an increase in net revenues and expense controls implemented during the second quarter of the current fiscal year. The Company’s subsidiaries had a combined net loss of approximately $322,000. On a consolidated basis, the Company had an income of $619,835 for the three month period ended July 31, 2001 as compared to $44,429 for the period ended July 31, 2000.

NINE  MONTHS 2000 COMPARED TO NINE  MONTHS 2001

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2001 were $59,386,447 as compared to $48,487,299 for the nine month period ended July 31, 2000; this represents a 22% increase in net revenues. This increase is due to a 24% increase in patient counts. The Company’s subsidiaries had combined net revenues of approximately $77,000 during the current nine month period.

The number of patients serviced during the nine month period ended July 31, 2001 was 1,253,445 which was 24% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2000 was $47.80, compared to net revenue per patient for the nine month period ended July 31, 2001 of $47.32, a decrease of $.48. This decrease is related in part to the increase in correctional facility business.

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

COST OF SALES:

Cost of Sales increased to $32,789,935 for the nine month period ended July 31, 2001 from $27,073,690 for the nine month period ended July 31, 2000. This represents a 21% increase in direct operating costs. The Company’s subsidiaries had a combined cost of sales of approximately $527,000 for the current nine month period. This increase is related to the increase in net revenues of 22%. The increase in cost of sales for laboratory operations was $5,494,168 or 21%.

GROSS PROFITS:

Gross profits on net revenues, increased to $26,596,512 for the nine month period ended July 31, 2001 from $21,413,609 for the nine month period ended July 31, 2000; an increase of $5,182,903 (24%), primarily attributable to the increase in net revenues. Gross profit margins increased to 45% from 44%, primarily attributable to the operating efficiencies realized with regard to the increase in net revenues. Management believes that since the completion of the Company’s automated chemistry laboratory, it has increased its capacity to render clinical laboratory testing services by approximately 40%. The Company’s subsidiaries had a combined gross loss of approximately $450,000 for the current nine month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2001 were $24,034,239 as compared to $20,460,229 for the nine month period ended July 31, 2000, an increase of $3,574,010 or 17%. This increase is in line with the increase in net revenues. General and administrative expenses, excluding bad debt expense for the nine month period ended July 31, 2001 was $16,478,811 as compared to $13,965,989 for the nine month period ended July 31, 2000, an increase of $2,512,822 or 18%. The Company’s subsidiaries had combined general and administrative expenses of approximately $277,000 for the current nine month period.

INTEREST EXPENSE:

Interest expense increased to $1,332,233 during the nine month period ending July 31, 2001 as compared to $1,184,060 during the nine month period ending July 31, 2000 an increase of $148,173 and is due to the Company’s increase in asset based borrowing.

INCOME:

The Company’s laboratory operations realized net income of $1,971,727 for the nine months ended July 31, 2001 as compared to a loss of $291,452 for the nine month period ended July 31, 2000, an increase of $1,680,275. This turnaround is related to the increase in net revenues and cost controls implemented during the second quarter of the current fiscal year. The Company’s subsidiaries had a combined loss of approximately $727,000 for the current nine month period. On a consolidated basis, the Company had income of $1,244,366 for the nine month period ended July 31, 2001 as compared to a loss of $172,920 for the period ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES:

Working capital as of July 31, 2001  was approximately $5,800,000 as compared to approximately $2,800,000 at October 31, 2000. The Company’s cash position increased by approximately $1,500,000 during the current period, primarily attributable to the investment of Castletop Investments, L.P.  The Company utilized approximately $1,200,000 in cash for operating activities in the most recent period.  To offset this use of cash, the Company borrowed $2,429,325 in short-term debt and repaid approximately $1,037,000 in existing debt. The Company had current liabilities of approximately $25,000,000 at July 31, 2001.  The three largest items in this category are notes payable of approximately $14,400,000 accounts payable of approximately $6,700,000 and salaries and commissions payable of approximately $1,500,000.

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

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier.  One review involved overpayments that occur in the normal course of business.  The Company has remitted approximately $75,000 to Medicare in connection with the matter.  Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased.  Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed.  Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare. The Company has accrued this amount ($150,000) in its July 31, 2001 financial statements.

The Company funds its operations through a revolving loan agreement (the “Loan Agreement”) with PNC Bank. At July 31, 2001,  the Company was utilizing $14,400,000 of this credit facility. This loan was due on March 31, 2001 and has been extended to September 30, 2001. If the Company is unable to obtain a renewal or an extension of the loan beyond its September 30, 2001 due date, it will be forced to seek replacement funding for its operations which may not be available on acceptable terms. The Loan Agreement requires the Company to be in compliance with various affirmative and negative covenants concerning its operations and financial condition. Failure to comply could result in PNC Bank declaring the Company to be in default thereby rendering all outstanding indebtedness under the Loan Agreement immediately due and payable. One covenant requires the Company to have at least $2,800,000 of working capital at the end of each fiscal quarter. Another covenant requires the Company to have a minimum Tangible Net Worth at fiscal year end; $5,500,000 at October 31, 2000 and $6,000,000 at October 31, 2001. At the end of one quarter in fiscal 2000 (but not at October 31, 2000), the Company’s working capital was less than $2,800,000. In addition, at October 31, 2000, the Company’s Tangible Net Worth was approximately $1,720,000 less than the minimum required $5,500,000. PNC Bank has waived the Company’s failure to be in compliance during or at the conclusion of fiscal 2000 with these two covenants as well as a third covenant limiting the Company’s ability to lend funds.  Assuming the loan is extended to October 31, 2001 or beyond said date, the Company will be required to be in  compliance with the minimum Tangible Net Worth requirement of $6,000,000 at October 31, 2001. Therefore, the Company must increase its Tangible Net Worth during fiscal 2001 by at least $2,220,000, through earnings and/or sales of equity. No assurance can be given that the Company will be able to effect such an increase. If it is unable to increase its Tangible Net Worth to $6,000,000 at October 31, 2001, (or is not in compliance with any other covenant) the Company will be required to obtain a waiver from PNC Bank, the availability of which cannot be assured. A failure to obtain a renewal or an extension of the loan, or to obtain a waiver, if required, would have a material adverse effect on the Company’s business and financial condition.

On May 14, 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate $1,500,000. For accounting purposes, the shares were treated as issued and outstanding as of April 11, 2001, the date such issuance was approved by the Company’s Board of Directors. The shares were sold to Castletop Investments, L.P., a Texas limited partnership whose General Partner is Topfer Holdings I, Inc. a Texas corporation (“Holdings”). Morton L. Topfer is the president and the managing director of Holdings. Mr. Topfer has agreed to serve as a member of the Company’s board of directors. He was elected to the Company’s board on May 23, 2001 replacing Frank DeVito who had resigned. Morton L. Topfer is the former Co-CEO and former Vice Chairman of Dell Computer Corp. (“Dell”). He currently serves as Counselor to Dell’s Chief Executive Officer and as a member of Dell’s board of directors. Prior to joining Dell in May 1994, Mr. Topfer was corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector.

The Company has various employment and consulting agreements for terms of up to seven years with commitments totaling approximately $5,500,000 and operating leases with commitments totaling approximately $3,800,000 (of which approximately $1,670,000 and $1,070,000 are due during fiscal 2001).

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

New Authoritative Pronouncements

The FASB has issued Statement No. 141, “Business Combination,” and Statement No. 142 “Goodwill and Other Intangible Assets” in July 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be November 1, 2001. It is not possible to quantify the impact until the newly issued statements have been studied.

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed one report on Form 8-K during the quarter ended July 31, 2001 as of May 14, 2001 reporting in Item 5 its sale of 1,500,000 shares of its Common Stock to Castletop Investments, L.P., the resignation of Frank DeVito as a Director of the Company and his replacement by Morton L. Topfer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman

Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer

Sam Singer
Chief Financial and Accounting Officer

Date: September 10, 2001.