Form 10-K
period 2001-10-31
BIO REFERENCE LABORATORIES INC
filed 2002-01-29
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2001

Commission file number 0-15266

BIO-REFERENCE LABORATORIES, INC.

481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407

201-791-2600

New Jersey	22-2405059
(State of incorporation)	(I.R.S. Employer Identification No.)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.   ☐

On January 18, 2002, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value and Series A Senior Preferred Stock, $.10 par value) held by non-affiliates of the registrant was approximately $58,810,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ Small Cap System.  On such date, there were 11,137,913 shares of Common Stock of the Issuer outstanding.

PART I

Item. 1.Business

Overview

We believe that we are the largest regional clinical laboratory servicing the greater New York metropolitan  area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process over 1.6 million requisitions each year. A requisition form accompanies a patient’s specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 40 patient service centers.

In addition to our clinical testing business, we also collect and analyze laboratory, pharmaceutical and other data through our PSIMedica business unit. This unit is a clinical management knowledge service. It uses customer data from disparate sources to provide administrative and clinical decision support systems to enable our customer to provide quality and efficient healthcare to its population.

We are a New Jersey corporation. We may at times refer to ourselves and our subsidiaries as the “Company.” We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, telephone number: 201-791-2600.

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $30 billion in annual revenue. All laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe at least 50% of the clinical laboratory tests done in the United States were performed in a hospital laboratory, over 25% performed by an independent clinical laboratory and the balance in a physician office laboratory.

During the last few years, the fundamentals of the industry have been improving. In the cost containment era of the 1990s, the industry was negatively impacted by the rapid growth of managed care, stringent government regulation and investigations into fraud and abuse. These factors  led to revenue and profit declines and industry consolidations, especially among commercial clinical laboratories. As a result, fewer but larger clinical laboratories emerged which have greater economies of scale, compliance with government billing regulation and other laws and a better approach to pricing their services. These changes resulted in improved profitability. Also, a significant slow down in the growth of managed care and a decrease in the influence by managed care organizations (brought about by the Clinton Administration) on the ordering of clinical testing by providers has caused a growth in testing volumes.

We believe the industry will continue to experience growth in testing volume due to the following:

•      Aging of the population of the United States;

•      Awareness by patients of the value of laboratory tests;

•      Decrease in the cost of tests;

•      Decrease in the influence of managed care organizations on the ordering patterns of their physicians.

•      Development of sophisticated and specialized tests for early detection of disease and disease management;

•      Diagnosis and monitoring of infectious diseases such as AIDS and Hepatitis C;

•      Early detection and prevention as a means of reducing healthcare costs in the long run;

•      Employer sponsored wellness programs;

•      Research and development in genomics.

Business Strategy

We are a regional clinical laboratory with subspecialty testing capabilities. As a regional laboratory, we service the New York metropolitan area, and currently conduct business in most New York State counties, as well as in most of New Jersey and some parts of Pennsylvania and Connecticut. As a regional laboratory, we primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. We have also developed expertise in certain testing areas with specific emphasis in cancer pathology, and diagnostics as well as molecular diagnostics. These services are marketed as a business unit, called GenPath, which services customers outside of routine physician office testing. We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician office services.

We have one of the largest regional marketing staffs of any laboratory in the country, some of whom are trained specifically in Oncology and call on Oncology practices and hospitals.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased. We expect to introduce HIV genotyping under a preferred marketing arrangement with Visible Genetics, Inc. commencing in January, 2002. We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, seeks to combine laboratory data with these other data elements so as to improve the quality and efficiency of healthcare. We seek to continue our strong growth not only through our marketing organization, new technologies and superior service, but by providing value added analytics in conjunction with laboratory results.

Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. The principal components of our strategy to achieve our mission are as follows:

•      Capitalize on our position within the clinical market:

•      Lead in the providing of medical information:

•      Provide the highest quality service:

•      Pursue strategic growth opportunities.

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 75% and esoteric testing generates approximately 25% of our net revenues. The net revenue generated by our PSIMedica business unit and our subsidiaries has been minimal to date.

Routine Testing

Routine tests measure various health parameters such as the functions of the heart, kidney, liver, thyroid and other organs. Below is an abbreviated list of some commonly ordered tests:

•      Blood Cell Counts;

•      Cholesterol levels;

•      HIV-related tests;

•      Pap Smears;

•      Pregnancy;

•      Substance Abuse

•      Urinalysis;

We perform these tests at our two processing facilities (Elmwood Park, New Jersey and Valley Cottage, New York).

We operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. Tests results are delivered via driver or electronically.

Esoteric Tests

Esoteric tests are tests that require sophisticated equipment, materials, highly skilled personnel, professional attention and are ordered less frequently than routine tests. These tests are generally priced higher than routine tests. Esoteric tests are usually in these medical fields:

•      Endocrinology (the study of glands and their hormone secretions)

•      Genetics (the study of chromosomes, genes and their protein products)

•      Immunology (the study of the immune system)

•      Microbiology (the study of microscopic forms of life)

•      Oncology (the study of abnormal cell growth)

•      Serology (the study of body fluids)

•      Toxicology (the study of chemicals and drugs and their effects on the body)

In September 2001, we announced that we entered a Preferred Marketing Agreement with Visible Genetics, Inc. to offer the Visible Genetics TRUGENE (TM) HIV-1 Genotyping Test to our customers treating patients with HIV infections. It is our belief, after a thorough review of scientific evidence, that this product provides the most informative, valuable and accurate testing available for AIDS patients at this time. Through our strong presence in the New York metropolitan area’s HIV patient care market, together with our leading position in the prison health market in the eastern United States, we will be able to deliver the product to areas where it is highly needed.

Medical Information

Our PSIMedica business unit is a Clinical Knowledge Management (“CKM”) System that uses data derived from various sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data, and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data so that analysis can be comprehensive and meaningful. The data is maintained on multiple levels of analysis enabling review of data from the global level to the most minute transactional detail. The system includes a base set of queries that provide basic functionality and allows on-line real-time ad hoc query capability enabling the user to customize analysis to the best needs of the organization using the system. In addition to the basic queries provided by the system, PSIMedica Quality Indicators (“PQI”) provide comprehensive, disease state oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the customer with standards and outcome predictors based on a medical standards basis. During fiscal 2001, we completed development of certain PSIMedica programs. These programs are designed to provide information intelligence and intervention programs to healthcare entities thereby enabling such entities to achieve cost effectiveness and to promote improved healthcare. Our PSIMedica programs are currently being marketed to businesses such as Health Plans, Integrated Delivery Networks, Disease Management Companies, Insurers, Clinical Trial Companies and other healthcare providers that most benefit from the ability of the system to combine both clinical and administrative analysis. In the second quarter of fiscal 2001, we executed a Joint Marketing Agreement with a prescription benefit manager which provides prescription benefit management services to more than 100 Health and Welfare funds.The chairman of the board of the prescription benefit manager is the brother of our chief executive officer. Previously, the prescription benefit manager had transmitted certain Data and Support Data to us to assist in our development of our PSIMedica products. Pursuant to the Joint Marketing Agreement, the prescription benefit manager agreed to assist us over the next five years in obtaining contracts for the sale of our PSIMedica programs to its customers and to continue to provide customer data and support data to us on an on-going basis. In consideration therefore, we issued 220,000 shares of our Common Stock to the prescription benefit manager. To date, PSIMedica has generated minimal revenues.

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal. It has been built as a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs. We have further designed this product to work as a platform with plug and play capability. The underlying philosophy behind the system is that healthcare is local and that the physician must be enabled to provide customized local solutions. This system is currently being used by us as an Internet solution for the distribution of laboratory services. It is being marketed to our physicians to encourage them to upgrade to the full service subscription package, as well as to non-customers on a subscription basis. CareEvolve provides physician-patient and physician-payor electronic communications services. The CareEvolve system is designed to communicate laboratory orders and results, e-mail prescriptions and refills, establish payor eligibility, process payment claims, manage disease programs for specified disease states and provide other physician services (collectively the “CareEvolve Services”). We believe that the primary usefulness of the CareEvolve Services has been proven. At the end of fiscal 2001, we were not yet marketing the Care Evolve Services commercially, but were in negotiation with strategic partners with marketing and distribution capacity to market and distribute the CareEvolve Services to clinical laboratories throughout the United States.

Effective December 31, 2001, we executed a Strategic Marketing Alliance Agreement with Roche Diagnostics Corporation (“Roche”).  Pursuant to the Strategic Marketing Alliance Agreement, Roche agreed to advance $1 million to CareEvolve to fund CareEvolve’s ongoing operating expenses as approved by a six-man Steering Committee consisting of three Roche designees and our three designees. Roche agreed during the five-year term of the Agreement to provide certain of its managerial marketing personnel for training by Care Evolve and to cause these personnel to market the CareEvolve Services along with Roche services and products. In addition, Roche agreed to cause its sales personnel to exercise reasonable efforts to market and sell the CareEvolve Services. We agreed that we will cause our personnel and CareEvolve personnel to also exercise reasonable efforts to market and sell the CareEvolve Services. We have agreed to share any net after-tax income generated through the sale, licensing or commercialization of the CareEvolve Services during the term of the Strategic Marketing Alliance Agreement on a 50-50 basis with Roche. The Strategic Marketing Alliance Agreement can be terminated (a) at any time upon the mutual written agreement of the parties; (b) on the first or on any subsequent anniversary of the date of the Agreement by either party; (c)  by a non-breaching party in the event of a material breach by the other party; (d) by either party in the event of the insolvency of the other party; (e) by Roche if our vendor agreement with Med-Unite (which allows CareEvolve physician subscribers to access certain on-line Med-Unite services including on-line claims eligibility and claims processing) expires or is terminated for any reason; and (f) in the event of a Steering Committee Deadlock which can not be resolved. If Roche terminates the Agreement for any of the causes set forth in (c)  (d) or (e) above, or if we terminate the Agreement pursuant to (b) above effective during the first two years, or if either of us terminates the Agreement pursuant to (f) above within the first two years, Roche is entitled to be repaid an amount equal to all monies it advanced to CareEvolve less all CareEvolve operating expenses approved by the Steering Committee and paid prior to termination. In addition, in the event of any such termination, Roche shall be entitled to 50% of the net after tax income generated through sales, licensing or commercialization of the CareEvolve Services to Roche accounts until the later of five years after execution of the Agreement or two years after termination. In the event we terminate the Agreement pursuant to (b) above within the first two years, Roche is automatically granted an irrevocable, worldwide, perpetual royalty-free nonexclusive license to use the CareEvolve Services. Roche has also been granted an option during the term of the Agreement to purchase an up to 50% equity interest in CareEvolve from us at fair market value at the time of exercise of the option as well as a right of first refusal in connection with any proposed sale by us of CareEvolve. Roche has also been granted the option during the term of the Agreement to initiate negotiations to purchase a minority investment in us and we have agreed to negotiate in good faith if Roche initiates such negotiations. At the present time, there is no indication that Roche intends to exercise any such option.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2001, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve  months ended October 31, 1999, 2000, and 2001.

	Years Ended October 31,
	1999	2000	2001

Direct Patient Billing	14%	12%	8%
Commercial Insurance	27%	36%	47%
Professional Billing	34%	24%	24%
Medicare	22%	24%	18%
Medicaid	3%	4%	3%
	100%	100%	100%

Clients

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations on fees imposed by third-party payors. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Employers, Governmental Agencies

We provide laboratory services to governmental agencies and large employer groups. We believe we are the largest regional laboratory providing service to correctional facilities in the northeast. All of these clients are charged on a contractual basis.

Sales and Marketing

We employ 55 full and part-time sales and marketing representatives. All of our sales and marketing personnel operate in a dual capacity, as both marketing and client support representatives. This ensures that all of our salespersons are intimately involved with the client. We believe that this is unique in the industry and is extremely helpful in client retention, since it provides a strong connection between the physician and our staff.

Client Service Coordinators

We utilize the services of 25 full and part-time client service coordinators, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician immediately via telephone in order to provide speedy medical resolution to any patient problem.

Logistical Support

We employ 127 full and part-time couriers. They pick up patient specimens from physician offices, nursing homes, clinics and correctional facilities.

Strategic Growth Opportunities

In addition to increasing our core business through  internal growth and pursuing our strategy of increased utilization of our laboratory information through our PSIMedica business unit, we intend to target growth opportunities both inside and outside of our core laboratory business.

•                  Selective  Acquisitions: The clinical laboratory industry is still highly fragmented. Historically, acquisition has been one method that has fueled our growth. We will continue to look for acquisitions that can be integrated into our existing processing facility without maintaining duplicate facilities or which will provide us with entry into new product or geographic areas. This strategy will enable us to reduce costs and gain economies of scale from the elimination of redundant facilities and equipment and the reduction of personnel.

•                  Specialty Testing: We will continue to increase our penetration into the specialty testing market, especially genomics. The current annual value of gene-based testing in the United States is approximately one billion dollars. We believe that with our contract with Visible Genetics, we have positioned ourselves to take advantage of this market.

•                  Medical Information: Our medical information unit, PSIMedica, seeks to combine laboratory data with these other data elements so as to improve the quality and efficiency of healthcare.

Billing

Billing for laboratory services is extremely complicated. We must bill various payors, such as patients, Medicare, Medicaid, insurance companies and employer groups, all of which have different billing requirements. Compliance with applicable laws and regulations as well as internal compliance procedures adds complexity to this process.

Our bad debt expense is the result of issues that are not credit-related as is the case in most industries. It is due in most part to missing or incorrect billing information on our requisitions; this occurs because we depend on the healthcare provider to supply us with the information. We perform the tests and report the test results as requested on the requisition regardless of whether the demographic information is correct or even missing altogether. We then attempt to obtain any missing information and correct the billing information received from the healthcare provider. This adds to the complexity, slows the invoicing process, and generally increases the aging of our accounts receivable. When all issues are not resolved in a timely manner, the item is written-off to Bad Debt Expense. Other items such as pricing differences and payor disputes also complicate billing. Adjustments to receivables as a result of these types of matters are accounted for as revenue adjustments and are not written-off to Bad Debt Expense.

Competition

We compete with three types of providers in a highly fragmented and competitive industry: hospital laboratories, physician-office laboratories and other independent clinical laboratories. Our major competitors in the New York metropolitan area are: Quest Diagnostics and Laboratory Corporation of America. Although we are much smaller than these national laboratories, we compete successfully with them in our region because of the following factors:

•      Fewer layers of staff

•      A more responsive business atmosphere

•      Customized service

We believe our response to medical consultation is faster and more personalized than in the national laboratories. Our client service staff only deals with basic technical questions and those that have medical or scientific significance are referred directly to other senior scientists and medical staff.

Quality Assurance

Medical testing is essentially a process of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. Our goal is to continually improve this process. We hold the required Federal and State licenses necessary to permit our operation of a clinical laboratory at both  of our facilities in New Jersey and New York. We submit to vigorous proficiency tests (or surveys) in all tests that we perform. We are also subject to unannounced inspections from the various state licensing agencies.

Our laboratories are accredited by the College of American Pathologists (“CAP”). This accreditation includes on-site inspections and participation in the CAP proficiency testing program or an equivalent. CAP is an independent organization of board certified pathologists approved by the Center for Medicare  and Medicaid Services (“CMS”) to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA-88")

Our Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory's quality.  Based on the information received from the committee, recommendations are made to correct conditions which have led to errors.  Management, department supervisors and members of the assurance committee continually monitor the laboratory's quality.  Depending on the test, two or three sets of Quality Control materials are run in each analytical assay to assure precision and accuracy.  Patient population statistics are evaluated each day.  Highly abnormal samples are repeated to assure their accuracy.

We believe that all of these procedures are necessary, not only in assuring a quality product, but also in maintaining Federal and state licensing.  These high standards of quality are an important factor in what we regard as our excellent rate of client retention.

Regulation of Clinical Laboratory Operations

The clinical laboratory industry is highly regulated and subjected to significant Federal and state regulation. This includes inspections and audits by governmental agencies. These agencies may impose fines, criminal penalties, or other enforcement actions to enforce laws and regulations. These penalties can include revocation of a clinical laboratory’s license. Changes in regulations may increase the cost of testing or processing claims.

Waste management is subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids.  Federal regulations require licensure of interstate transporters of medical waste.   In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, ("CMWMA"), which requires us to register as a generator of special medical waste.  CMWMA mandates the sterilization of certain medical waste and a tracking system to insure disposal at an approved facility.  All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by us. These records are audited by the State of New Jersey on a yearly basis.

Regulation of Reimbursement for Laboratory Services

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.  Omnibus budget reconciliation legislation, designed to "reconcile" existing laws with reductions and reimbursements required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services.  Although in the past, legislation has been enacted which reduced the permitted Medicare reimbursement for clinical laboratory services from previously authorized levels, none of the reductions enacted to date has had a material adverse effect on us. For many of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

The Clinton Administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules ("client" fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and "patient" fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges.  A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which any such actions will be taken.

CLIA-88

CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, ("HHS,") to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.  CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements.  A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including  quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of eight routine "waived" tests may apply for a waiver from most requirements of CLIA-88.  We believe that most tests performed by physician office laboratories will fall into either the "waived" or the "moderately complex" category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians' offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.  The quality standard and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing requirements will be phased-in over a number of years.   Our laboratory completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. We have implemented a compliance program adhering to the standards set forth in the Model Compliance Program.

Confidentiality of Health Information

Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPPA”), on December 28, 2000, the Secretary of HHS issued final regulations that would establish comprehensive federal standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a regulatory framework on various subject matter, including:

•                  The circumstances under which disclosures and uses of protected health information require the patient’s consent, authorization or no patient consent or authorization.

•                  The content of notices of privacy practices for protected health data.

•                  Patients’ rights to access, amend and receive an accounting of the disclosures and uses of protected health information.

•                  Administrative, technical and physical safeguards required for that use or for disclosure of protected health data.

These regulations establish a “minimum” and would default to more stringent state laws. Therefore, we would be required to comply with either. Laboratories are required to submit a compliance plan to HHS by October 16, 2003. HHS will provide a model form for submitting the compliance plan.

Fraud and Abuse Regulations

Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to federal programs. Federal enforcement agencies (including both the Federal Bureau of Investigation and the Office of the Inspector General), liberally interpret and aggressively enforce statutory fraud and abuse provisions of these anti-kickback statutes. According to public statements made by the Department of Justice, healthcare fraud has become one of  its highest priorities. Many of the anti-fraud statutes are vague or indefinite and have not been interpreted in the courts. We cannot predict if some of our practices may be interpreted as violating these statutes and regulations.

Insurance

We maintain professional liability insurance of $3,000,000 per occurrence, $3,000,000 in the aggregate. In addition, we maintain excess commercial insurance of $2,000,000 per occurrence and $3,000,000 in the aggregate. We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits. Similarly, although we believe that we will be able to continue to obtain adequate insurance coverage, due to the events of September 11, 2001, we cannot assure that we will be able to do so at acceptable costs.

Employees

At October 31, 2001, we had 586 full-time employees and 242 part-time employees.  This includes:

•                  three executive officers

•                  Vice President of Technical Operations

•                  Marketing Vice-President,

•                  142 full-time and 44 part-time technicians, and/or technologists (including physicians, pathologists and Ph.D.'s)

•      231 full and part-time semi-technical employees

•      54 full and part-time marketing representatives

•      219  full and part-time clerical employees

•      127 full and part-time drivers.

•      2 Right Body Foods employees

•      4 CareEvolve.com employees

None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under “Cautionary Statements” and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

Cautionary Statements

In addition to the other information in this Annual Report on form 10-K, the following factors should be considered carefully in evaluating us. See also “Special Note Regarding Forward-Looking Statements.”

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should it occur.

Fluctuations in Operating Results:

Our quarterly and annual operating results can be affected by a wide variety of factors, many of which are outside of our control and which have in the past and could in the future materially and adversely affect our operating results. These factors include the quantities and timing of specimens received, pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, cost of logistic and delivery systems, changes in product mix, retention and expansion of our marketing staff, timing of payments from governmental agencies and third-party payors and the effect of adverse weather conditions. We rely principally upon our internal logistic group for pick-up and delivery of specimens. However, as we shift our product mix we have begun to rely on Federal Express, UPS and other such providers for this service. Any disruption in this service, as occurred on September 11, 2001 when the National Airspace System (“NAS”) was shut down for a week, could have a material adverse effect on our operating results. As a result of these factors, our operating results may continue to fluctuate in the future.

Uncertainties Related to Government Regulation and Enforcement

We are a provider of healthcare services. As such, we are subject to extensive and rapidly changing federal, state and local laws and regulations governing licensure, billing practices, financial relationships, referrals, conduct of operations, purchase of existing businesses and other aspects of our business. We cannot predict the timing or impact of any changes in these laws and regulations or their interpretations by regulatory bodies, and we cannot assure that these changes will not have a material adverse effect on us.

Current federal laws governing federal healthcare programs, as well as some state laws, regulate certain aspects of the relationship between healthcare providers, including us, and their referral sources. The Federal Anti-Kickback Law and the Stark Law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any monies in return for either making a referral for a service or item or purchasing, ordering or leasing a service or item, and prohibits physicians from making such referrals to entities in which they have an investment interest or with which they have a compensation arrangement. Exceptions to these laws are limited. Violations are punishable by disallowance of claims, civil monetary or criminal penalties and or exclusion from Medicare. Government authorities (both federal and state) have become more aggressive in examining laboratory billing practices, and in seeking repayments and even penalties based on  how the services were billed, regardless of whether the carriers had furnished clear guidance.

We are currently being represented by counsel in connection with certain overpayments purportedly made to us by Medicare during 1998 and prior. Our counsel has advised us, based on his review of the documents, that many of the claims Medicare thought were duplicate payments were not in fact duplicates. Counsel also advised that in view of the complexity of this issue, he believes the final overpayment would be an amount negotiated between us and Medicare. We have reserved $150,000 on our financial statements for this matter.

In addition, our laboratory operations are required to be licensed or certified under CLIA-88, CMS and various State and local laws. We are also subject to federal and state laws relating to the handling and disposal of medical waste and radioactive materials, as well as the safety and health of laboratory employees. Although we seek to structure our practices to comply with these laws and regulations, no assurances can be given regarding compliance in any given situation. The possible sanctions for failure to comply with these laws and regulations may include the denial to conduct business, significant fines and criminal penalties. Any significant fine or criminal penalty could have a material adverse effect on our financial condition. Any exclusion or suspension from participation in a CMS program, any loss of licensure or accreditation or the inability to obtain the required license would have a material adverse effect on our business.

Uncertainties Related to Third-Party Payors

We typically bill third party payors such as Medicare, Medicaid, Governmental programs and private insurers for our services. Such third party payors are constantly negotiating prices with the goal of lowering their costs, which may result in lower profit margins for us. Reimbursement rates have been established for most, but not every service. We cannot collect from third party payors for services that these payors have not approved for reimbursement. As is common with all laboratories, there is a certain amount of variability with respect to reimbursement among third party payors. Furthermore, third party payors have, on occasion ceased reimbursements when certain tests are ordered for patients with certain diagnoses while maintaining reimbursement when those tests are ordered for other diagnoses deemed appropriate by the carrier. In addition, Medicare or Medicaid may retroactively audit its payments to us and may determine that certain payments must be returned.

Potential Healthcare Reform

The public and the federal government continue to focus attention on reforming the healthcare system in the United States. Several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us.

Uncertainties Related to Accounts Receivable

All of our services are rendered on a list fee for services. We therefore assume the financial risk related to collection of these receivables such as:

•                  Delays attendant to reimbursement by third party payors

•                  Difficulties in gathering complete and accurate billing information

•                  Inability to collect accounts

•                  Long collection cycles

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, has adversely affected our cash from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for an additional provision. Such additional provision may have a material adverse effect on our operating results.

Competition

We operate in a business which is characterized by intense competition. Our major competitors in the New York metropolitan area, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories which possess significantly greater financial resources than we do. Many of our competitors have long established relationships. We cannot give assurances that we will be able to compete successfully with such entities in the future. Our ability to attract and retain sales representatives and management may also affect our ability to compete in this marketplace.

Dependence on Bank Financing

We fund our operations through a revolving loan agreement (“The “Loan Agreement”) with PNC Bank. At October 31, 2001, we were utilizing approximately $12,600,000 of this credit facility. The loan has been extended on a number of occasions and is currently due on September 30, 2004. The Loan Agreement requires us to be in compliance with various affirmative and negative covenants concerning our operations and financial condition. Although we have been able to obtain waivers from PNC Bank in the past for failure to meet certain of the covenants under the Loan Agreement, the availability of any future required waivers cannot be assured. Any failure on our part to obtain a renewal or an extension of the loan, when due, or to obtain a waiver from PNC Bank, if required, would have a material adverse effect on our business and financial condition.

Possible Volatility of Stock Price

There is a history of volatility in the market price for shares of companies in the healthcare marketplace. Factors such as fluctuations in our quarterly revenues and operating results, announcements of new innovations or services by us or our competitors, changes in third party payment policies and government regulations may have an effect on the market price of our Common Stock. In addition, any announcement of a pending legal action could have a negative impact on the market price of our Common Stock regardless of the outcome of any such matter.

Item 2 - Properties

Our executive offices and New Jersey processing facility occupy approximately 56,000 square feet of leased space in two one-story brick facilities at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey.  The lease for these facilities, which expires in February 2004, provides for a monthly rental of $31,391. Our New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York. The lease for this facility, which expires in April 2002, provides for a monthly rental of $12,177. Our testing equipment maintained at both of our processing facilities is in good condition and in working order.  We believe that these facilities, as presently equipped, have the capacity to generate up to approximately $120,000,000 in net revenues based on the type of testing now being performed by us. We maintain fire, theft and liability insurance coverage for our facilities in what we believes are adequate amounts.  We also lease 44 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at both of our processing facilities.

Item 3 - Legal Proceedings

On December 19, 2000, we and our wholly owned BRLI No.1 Acquisition Corp. subsidiary, as plaintiffs, instituted a lawsuit in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc. (“RBF”) as defendants. In our complaint, we alleged that in connection with our December 1999 purchase of the health food business of RBF and the simultaneous employment of Rebecca Klafter as the Director of the business purchased, the defendants made material misrepresentations and misleading statements to the plaintiffs regarding the business being purchased.  We are seeking rescission of the acquisition and all of the agreements entered into in connection therewith, together with restitution, with interest, of all moneys paid and consideration given, including shares of our Common Stock, to any of the defendants in connection therewith, or in the alternative, damages in excess of $1 million plus interest and costs.

The defendants filed an answer and counterclaims on January 22, 2001 naming us as well as our chief executive officer and our chief operating officer as counterclaim defendants. In addition to denying the substantive allegations of the complaint and stating various affirmative defenses, the defendants demanded that Rebecca Klafter be rehired, that all payments required to be made to her under her agreements with the plaintiffs be made and that the plaintiffs be required to remove all restrictions against her ability to sell the shares received by her in the acquisition. In addition, the defendants asserted a claim of sexual harassment on behalf of Rebecca Klafter against us and BRLI No.1 Acquisition Corp. and alleged that the two officers aided and abetted the two corporations in discriminating and in retaliating against Ms. Klafter. In addition to seeking the removal of restrictions against the shares, the defendants are seeking an indeterminate amount of compensatory damages including back pay, “front” pay, bonuses, incentive pay and overtime, punitive damages, interest and costs.

The litigation is in its initial stages so that no prediction can be made as to the probable outcome of this lawsuit.

Item 4 - Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on October 26, 2001. At the meeting, the following two individuals were elected by the following vote to serve as Class I directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld	Abstain

Marc D. Grodman, M.D.	9,642,774	127,435	- 0 -

Howard Dubinett	9,642,774	127,435	- 0 -

The other directors of the Company whose term continued are as follows:

Sam Singer	Class II director

Morton L. Topfer	Class II director

Gary Lederman	Class III director

John Roglieri, M.D.	Class III director

PART II

Item 5. -  Market for Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock was traded on the National Association of Securities Dealers Automated Quotation ("NASDAQ") Small Cap System through July 13, 1992 after which it was delisted from trading on NASDAQ due to our failure to maintain shareholders' equity of at least $1,000,000.  Commencing July 14, 1992, the Common Stock was quoted in the over-the-counter market on the NASD OTC Bulletin Board.  Due to the improvement in our financial condition as a result of our November 1993 public offering, the Common Stock was readmitted for trading on the NASDAQ Small Cap System under the symbol "BRLI" on November 24, 1993.

The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year

	Bid Prices

	High	Low
2000
First Quarter	$3.50	$.78125
Second Quarter	3.125	1.5625
Third Quarter	2.00	1.28125
Fourth Quarter	2.34375	1.1875
2001
First Quarter	$2.50	$1.40625
Second Quarter	2.50	1.00
Third Quarter	5.25	1.35
Fourth Quarter	5.625	3.00

On January 18, 2002  the last sales price for the Common Stock on NASDAQ was $7.40 per share.

At October 31, 2001  the number of record holders of the Common Stock was 542. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends upon our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future.   Furthermore, our loan agreement with PNC Bank prohibits us from paying dividends or making any distributions with respect to any shares of our stock without the prior written consent of the Bank.

Recent Sales of Unregistered Securities

During fiscal 2001, we issued the following shares of our Common Stock that were not registered under the Securities Act of 1933 at the time the shares were issued:

•               On January 4, 2001, we issued an aggregate 22,000 shares of our Common Stock to two individuals for services rendered to us including 20,000 shares issued to a Director for consulting services he rendered in connection with the development of medical risk algorithms for our PSIMedica risk management programs.

•               On March 28, 2001, we issued an aggregate 257,000 shares of our Common Stock to three entities and an employee for management consulting and advisory, investor relations counseling and employee services rendered to us of which 220,000 shares were issued pursuant to the Joint Marketing Agreement described in Item 1 herein to the prescription benefit manager which provided Data and Support Data for our PSIMedica products and agreed to provide us with access to its clients.

•               On May 15, 2001 we issued 1,500,000 shares of our Common Stock at a purchase price of $1,500,000 to an individual who agreed to serve as a Director.

•               On June 28, 2001 we issued an aggregate 11,000 shares of our Common Stock to three employees in consideration for services rendered to us.

•               During fiscal year 2001, we issued an aggregate 515,202 shares of our Common Stock to twelve individuals and to one entity upon exercise of previously granted stock options at exercise prices ranging from $.71875 to $3.00 per share. Included were 200,000 shares issued to our Chief Executive Officer on April 10, 2001 at an exercise price of $.71875 per share and 10,000 shares issued to a Director on June 8, 2001 at an exercise price of $.71875 per share.

•               In January 2001, we executed a Stock for Services Agreement with a software provider agreeing to pay for up to $400,000 of services (creative design, development, maintenance, hosting, database design and related web-based Internet solution services) with shares of our Common Stock valued at $2.00 per share and five-year Warrants exercisable to purchase an additional 200,000 shares of our Common Stock at an exercise price of $2.00 per share. We issued shares of our Common Stock to the provider on a quarterly basis for services rendered to and accepted by us in accordance with the Agreement during fiscal 2001. At September 14, 2001, the $400,000 of accepted services had been rendered and we had issued 200,000 shares of our Common Stock and the Warrants as required by the Agreement.

The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that such transactions did not involve any public offering. Each of the recipients of shares of our Common Stock in the above transactions represented that they were acquiring the shares for investment and not with a view to distribution. A restrictive legend was placed on each of the certificates representing the shares and stop transfer instructions were issued against such shares.

Item 6.    Selected Financial Data

	[In thousands, except per share data]
	Y e a r s e n d e d
	O c t o b e r 3 1,
	2 0 0 1	2 0 0 0	1 9 9 9	1 9 9 8	1 9 9 7
Operating Data:
Net Revenues	$80,622	$66,460	$53,856	$46,554	$38,660
Cost of Services	$44,264	$37,174	$30,850	$25,058	$19,339
Gross Profit	$36,358	$29,286	$23,006	$21,496	$19,321
General and Administrative Expenses	$32,750	$27,654	$26,432	$20,231	$17,436
Income [Loss] from Operations	$3,608	$1,632	$(3,426)	$1,065	$1,885
Non-Recurring Gain on Sale of
Intangible Assets	$--	$--	$--	$334	$2,026
Other Expenses - Net	$1,660	$1,568	$1,185	$841	$850
Provision for Income Tax Expense
[Benefit]	$(414)	$(42)	$367	$(38)	$(139)
Net income [Loss]	$2,362	$105	$(4,978)	$597	$3,200
Net [Loss] Income Per Common Share	$.24	$.01	$(.68)	$.08	$.48
Net [Loss] Income Per Share - Diluted	$.22	$.01	$(.68)	$.07	$.48
Cash Dividends Per Common Share	$--	$--	$--	$--	$--

Balance Sheet Data:
Total Assets	$44,006	$38,349	$32,318	$40,778	$29,095
Total Long-Term Liabilities	$1,158	$2,378	$2,931	$3,708	$921
Total Liabilities	$25,532	$25,287	$20,948	$24,555	$13,570
Working Capital	$7,257	$2,820	$3,702	$8,364	$9,415
Stockholders' Equity	$18,474	$13,061	$11,369	$16,223	$15,525

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.

OVERVIEW

We are a regional clinical laboratory with subspecialty testing capabilities. As a regional laboratory, we service the New York metropolitan area, and currently do business in most New York State counties, as well as in most of New Jersey and some parts of Pennsylvania and Connecticut. As a regional laboratory, we primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. We have also developed expertise in certain testing areas with specific emphasis in cancer pathology and diagnostics as well as molecular diagnostics. These services are marketed as a business unit, called GenPath, which services customers outside of routine physician office testing.  We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician office services.

During the last few years, the fundamentals of the industry have been improving. In the cost containment era of the 1990s, the industry was negatively impacted by the rapid growth of managed care, stringent government regulation and investigations into fraud and abuse. These factors  led to revenue and profit declines and industry consolidations, especially among commercial clinical laboratories. As a result, fewer but larger clinical laboratories emerged which have greater economies of scale, compliance with government billing regulation and other laws and a better approach to pricing their services. These changes resulted in improved profitability. Also, a significant slow down in the growth of managed care and a decrease in the influence by managed care organizations (brought about by the Clinton Administration) on the ordering of clinical testing by providers has caused a growth in testing volumes.

Our PSIMedica business unit is a Clinical Knowledge Management (“CKM”) System that uses data derived from various sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data, and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data so that analysis can be comprehensive and meaningful. The data is maintained on multiple levels of analysis enabling review of data from the global level to the most minute transactional detail.  The system includes a base set of queries that provide basic functionality and allows on-line real-time ad hoc query capability enabling the user to customize analysis to the best needs of the organization using the system. In addition to the basic queries provided by the system, PSIMedica Quality Indicators (“PQI”) provide comprehensive, disease state oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the customer with standards and outcome predictors based on a medical standards basis. During fiscal 2001, we completed development of certain PSIMedica programs. These programs are designed to provide information intelligence and intervention programs to healthcare entities thereby enabling such entities to achieve cost effectiveness and to promote improved healthcare. Our PSIMedica programs are currently being marketed to businesses such as Health Plans, Integrated Delivery Networks, Disease Management Companies, Insurers, Clinical Trial Companies and other healthcare providers that most benefit from the ability of the system to combine both clinical and administrative analysis. In the second quarter of fiscal 2001, we executed a Joint Marketing Agreement with a prescription benefit manager which provides prescription benefit management services to more than 100 Health and Welfare funds. The chairman of the board of the prescription benefit manager is the brother of our chief executive officer. Previously, the prescription benefit manager had transmitted certain Data and Support Data to us to assist in our development of our PSIMedica products. Pursuant to the Joint Marketing Agreement, the prescription benefit manager agreed to assist us over the next five years in obtaining contracts for the sale of our PSIMedica programs to its customers and to continue to provide customer data and support data to us on an on-going basis. In consideration therefore, we issued 220,000 shares of our Common Stock to the prescription benefit manager. To date, PSIMedica has generated minimal revenues.

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal. It has been built as a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs. We have further designed this product to work as a platform with plug and play capability. The underlying philosophy behind the system is that healthcare is local and that the physician must be enabled to provide customized local solutions. This system is currently being used by us as an Internet solution for the distribution of laboratory services. It is being marketed to our physicians to encourage them to upgrade to the full service subscription package, as well as to non-customers on a subscription basis. CareEvolve provides physician-patient and physician-payor electronic communications services. The CareEvolve system is designed to communicate laboratory orders and results, e-mail prescriptions and refills, establish payor eligibility, process payment claims, manage disease programs for specified disease states and provide other physician services (collectively the “CareEvolve Services”). We believe that the primary usefulness of the CareEvolve Services has been proven. At the end of fiscal 2001, we were not yet marketing the Care Evolve Services commercially, but were in negotiation with strategic partners with marketing and distribution capacity to market and distribute the CareEvolve Services to clinical laboratories throughout the United States.

Effective December 31, 2001, we executed a Strategic Marketing Alliance Agreement with Roche Diagnostics Corporation (“Roche”). Pursuant to the Strategic Marketing Alliance Agreement, Roche agreed to advance $1 million to CareEvolve to fund CareEvolve’s ongoing operating expenses as approved by a six-man Steering Committee consisting of three Roche designees and our three designees. Roche agreed during the five-year term of the Agreement to provide certain of its managerial marketing personnel for training by Care Evolve and to cause these personnel to market the CareEvolve Services along with Roche services and products. In addition, Roche agreed to cause its sales personnel to exercise reasonable efforts to market and sell the CareEvolve Services. We agreed that we will cause our personnel and CareEvolve personnel to also exercise reasonable efforts to market and sell the CareEvolve Services. We have agreed to share any net after-tax income generated through the sale, licensing or commercialization of the CareEvolve Services during the term of the Strategic Marketing Alliance Agreement on a 50-50 basis with Roche. The Strategic Marketing Alliance Agreement can be terminated (a) at any time upon the mutual written agreement of the parties; (b) on the first or on any subsequent anniversary of the date of the Agreement by either party; (c)  by a non-breaching party in the event of a material breach by the other party; (d) by either party in the event of the insolvency of the other party; (e) by Roche if our vendor agreement with Med-Unite (which allows CareEvolve physician subscribers to access certain on-line Med-Unite services including on-line claims eligibility and claims processing) expires or is terminated for any reason; and (f) in the event of a Steering Committee Deadlock which can not be resolved. If Roche terminates the Agreement for any of the causes set forth in (c)  (d) or (e) above, or if we terminate the Agreement pursuant to (b) above effective during the first two years, or if either of us terminates the Agreement pursuant to (f) above within the first two years, Roche is entitled to be repaid an amount equal to all monies it advanced to CareEvolve less all CareEvolve operating expenses approved by the Steering Committee and paid prior to termination. In addition, in the event of any such termination, Roche shall be entitled to 50% of the net after tax income generated through sales, licensing or commercialization of the CareEvolve Services to Roche accounts until the later of five years after execution of the Agreement or two years after termination. In the event we terminate the Agreement pursuant to (b) above within the first two years, Roche is automatically granted an irrevocable, worldwide, perpetual royalty-free nonexclusive license to use the CareEvolve Services. Roche has also been granted an option during the term of the Agreement to purchase an up to 50% equity interest in CareEvolve from us at fair market value at the time of exercise of the option as well as a right of first refusal in connection with any proposed sale by us of CareEvolve. Roche has also been granted the option during the term of the Agreement to initiate negotiations to purchase a minority investment in us and we have agreed to negotiate in good faith if Roche initiates such negotiations. At the present time, there is no indication that Roche intends to exercise any such option.

In September 2001, we announced that we entered a Preferred Marketing Agreement with Visible Genetics, Inc. to offer the Visible Genetics TRUGENE (TM) HIV-1 Genotyping Test to our customers treating patients with HIV infections. It is our belief, after a thorough review of scientific evidence, that this product provides the most informative, valuable and accurate testing available for AIDS patients at this time. Through our strong presence in the New York metropolitan area’s HIV patient care market, together with our leading position in the prison health market in the eastern United States, we will be able to deliver the product to areas where it is highly needed.

We have held the contract for the New York State Prison System for the past three years and we are substantially expanding our operations into this highly undervalued area of correctional institution healthcare services. During the fiscal year ended October 31, 2001, we signed contracts with Prison Health Services (“PHS”) to service the following correctional facilities:

•               Rikers Island Jail (NYC) and NYC Borough Detention Centers

•               Eastern Pennsylvania Prisons

•               Philadelphia (PA) City Jails

In addition, we have renewed the Union (NJ) County Jail, the Passaic (NJ) County Jail, and the Ocean (NJ) County Jail contracts.

Results of Operations

Fiscal Year 2001 Compared to 2000

NET REVENUES:

Net Revenues for the year ended October 31, 2001 were $80,621,852 as compared to $66,460,073 for the year ended October 31, 2000; this represents a 21% increase in net revenues. This increase is due primarily to a 23% increase in patients serviced. Our laboratory operations had net revenues of $80,527,685 in fiscal 2001 of which approximately $2,400,000 was generated by our new contracts with PHS. CareEvolve had net revenues of $23,034 and RBF had net revenues of $71,133.

The number of patients serviced during the year ended October 31, 2001 was 1,696,240 which was 23% greater when compared to the prior fiscal year’s twelve month period. Net revenue per patient for the year  ended October 31, 2001 was $47.43 compared to net revenue per patient for the year ended October 31, 2000 of $47.94, a decrease of $.51 or 1%.

COST OF SALES:

Cost of Sales, excluding CareEvolve and RBF, increased from $36,734,839 for the year ended October 31, 2000 to $43,592,324 for the year ended October 31, 2001. This represents a 19% increase in direct operating costs. This increase is related to the increase in net revenues of 23%. CareEvolve and RBF had combined cost of sales of $671,275 during this period.

GROSS PROFITS:

Gross profits on net revenues, excluding CareEvolve and RBF, increased to $36,935,361 for the year ended October 31, 2001 from $29,611,040 for the year ended October 31, 2000; an increase of $7,324,321 (25%), primarily attributable to the increase in net revenues. Gross profit margins increased to 46% from 45%, primarily due to the increase in  net revenues and efficiencies in direct operating expenses. Our total gross profit for fiscal 2001 was $36,358,253. CareEvolve and RBF had a combined gross loss of $577,108 for the year ended October 31, 2001.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2001 were $32,750,467 as compared to $27,653,858 for the year ended October 31, 2000, an increase of $5,096,609 or 18%. This increase was caused primarily by three factors, 1) an increase in marketing related expenseof $1,469,220; 2) an increase in bad debt of $2,072,924; and 3) an increase in computer related expense of $497,879 all of which are attributable to the Company’s growth. If we exclude Bad Debt Expense from general and administrative expenses, the growth of this category over the prior twelve month period was $3,023,686 or 16%. CareEvolve and RBF had combined general and administrative expenses of $323,635 for the year ended October 31, 2001.

INTEREST EXPENSE:

Interest expense increased from $1,635,847 during the year ended October 31, 2000 to $1,685,963 during the year ended October 31, 2001; an increase of $50,116. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

NET INCOME:

Comparing only our laboratory operations, we had net income for fiscal 2001 of $3,262,493 compared to $747,483 for fiscal 2000. This is related to the increase in net revenues and a decrease in expenses.  RBF had a loss of $89,197 for the year ended October 31, 2001. CareEvolve had a loss of $811,547 for the year ended October 31, 2001. Including CareEvolve and RBF, the Company realized net income of $2,361,749 in fiscal 2001 compared to $105,144 in fiscal 2000.

Fiscal Year 2000 Compared to Fiscal Year 1999

NET REVENUES:

Net Revenues for the year ended October 31, 2000 were $66,460,073 as compared to $53,856,414 for the year ended October 31, 1999; this represents a 23% increase in net revenues. This increase is due to a 12% increase in patients serviced and a 9% increase in net revenues per patient and is reflective of an increase in number of tests per patient serviced and in the frequency of more expensive or specialty testing services. The Company’s laboratory operations had net revenues of $66,345,879 in fiscal 2000. CareEvolve had net revenues of $25,717 and RBF had net revenues of $88,477 in such year.

The number of patients serviced during the year ended October 31, 2000 was 1,393,967 which was 12% greater when compared to the prior fiscal year. Net revenue per patient for the year  ended October 31, 2000 was $47.94  compared to net revenue per patient for the year ended October 31, 1999 of $43.59, an increase of $3.98 or 9%.

In August 2000, the Company announced that its GenPath business unit had resumed full service oncology testing to physicians and institutions. GenPath had been offering limited oncology testing services since it was formed after the sale of the GenCare Laboratory to Impath in 1997. GenPath currently offers full service hematology/oncology and some genomic testing to its customers. The Company’s non-competition agreement with Impath expired in April, 2000. Bio-Reference is assembling a scientific staff and a marketing sales force in order to duplicate the success that GenCare had in this market.

COST OF SALES:

Cost of Sales, excluding CareEvolve and RBF, increased from $30,850,337 for the year ended October 31, 1999  to $36,734,839 for the year ended October 31, 2000. This represents a 19% increase in direct operating costs. This increase is related to the increase in net revenues of 23%. CareEvolve and RBF had combined cost of sales of $439,512 during this period.

GROSS PROFITS:

Gross profits on net revenues, excluding CareEvolve and RBF, increased to $29,611,040 for the year ended October 31, 2000 from $23,006,077 for the year ended October 31, 1999; an increase of $6,604,963 (29%), primarily attributable to the increase in net revenues. Gross profit margins increased to 45% from 43%, primarily attributable to the increase in net revenues per patient and the operating efficiencies realized with regard to the increase in net revenues. Management believes that the Company’s automated chemistry laboratory will have enough capacity to handle the projected increase in patient volume. The Company’s total gross profit, including the operations of CareEvolve and RBF,  for fiscal 2000 was $29,285,722. CareEvolve and RBF had a combined gross loss of $325,318 for such year.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2000, including CareEvolve and RBF, were $27,653,858  as compared to $26,341,909 for the year ended October 31, 1999, an increase of $1,311,949 or 5%. During the year ended October 31, 1999, the Company wrote down an impaired asset of $924,371 attributable to its end stage renal dialysis business acquired from Smith Kline Beecham and the associated increase in reserves on its accounts receivable of $2,000,000. CareEvolve and RBF had combined general and administrative expenses of approximately $317,000 for the year ended October 31, 2000.

INTEREST EXPENSE:

Interest expense increased from $1,465,765 during the year ended October 31, 1999 to $1,635,847 during the year ended October 31, 2000, an increase of $170,082. Management believes that this trend will continue in the future due to the expected increased use of the Company’s revolving line of credit to fund the Company’s expansion and growth.

INCOME:

Comparing only the laboratory operations of the Company and excluding the one time write down of an impaired asset and its associated increase in reserve of accounts receivable which occurred in fiscal year 1999, the Company’s laboratory showed net income for fiscal 2000 of $747,483 compared to a loss of $2,054,077 for fiscal 1999. This turn around is related by and large to an increase in net revenues which is reflective of an increase in the number of tests per patient and in the frequency of more expensive or specialty testing services. RBF had a loss of $449,810 for the year ended October 31, 2000. CareEvolve had a loss of $192,518 for the year ended October 31, 2000. Including CareEvolve and RBF, the Company realized net income of $105,155 in fiscal 2000 compared to a loss, including the write down of the impaired asset, of $4,978,448 in fiscal 1999.

Liquidity and Capital Resources

For the Fiscal Year Ended October 31, 2001

Our working capital at October 31, 2001 was approximately $7,300,000 as compared to approximately $2,800,000 at October 31, 2000, an increase of $4,500,000. Our cash position increased by approximately $1,900,000 during the current period. We borrowed approximately $620,000 in short term debt and repaid approximately $1,400,000 in existing debt. We had current liabilities of approximately $24,000,000 at October 31, 2001. We generated approximately $1,600,000 in cash from operations, an increase of approximately $4,700,000, as compared to the year ended October 31, 2000.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $27,286,000 at October 31, 2001, an increase of approximately $3,238,000 from October 31, 2001, or 13%. This increase was primarily attributable to increased revenue.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. We have significant receivable balances with government payors and various insurance carriers. Generally, we do not require collateral or other security to support customer receivables, however, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable. While we maintain what we believe to be an adequate allowance for doubtful accounts, there can be no assurance that our ongoing review of accounts receivable will not result in the need for additional reserves. Such additional reserves could have a material impact on our financial position and results of operations.

In September, 2001 and again in January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of October 31, 2001, we were in default of our Capital Expenditure limitation and one other covenant. We received waivers for these covenants in January 2002. As of October 31, 2001, we were utilizing approximately $12,600,000 of this credit facility. See “Cautionary Statements- Dependence on Bank Financing.”

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

We have various employment and consulting agreements with commitments totaling approximately $3,800,000 over the next five years of which $1,500,000 is due during fiscal 2002. (See Note 12 of the Notes to the Consolidated Financial Statements herein). We have operating leases with commitments totaling approximately $2,900,000 of which approximately $1,200,000 is due during fiscal 2002. (See Notes 13 and 14).

Our cash balance at October 31, 2001 totaled approximately $2,355,000 as compared to $440,000 at October 31, 2000.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2002.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

The FASB has issued Statement No. 141, “Business Combination,” Statement No. 142 “Goodwill and Other Intangible Assets” in June 2001. These statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is now prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, ceased upon adoption of that Statement, which for the Company became effective on November 1, 2001. Statement No. 143 “Accounting for Asset Retirement Obligations” also issued in June 2001, requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

Item 7A.                Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. -  Financial Statements and Supplementary Data

Financial Statements are annexed hereto

Item 9. -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.-Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	50	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	50	Executive Vice President, Chief Operating Officer and Director

Sam Singer	59	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Morton L. Topfer (b)	65	Director

John Roglieri, M.D(b).	62	Director

Gary Lederman, Esq.(a)	67	Director

(a) Chairman of the Audit Committee

(b) Member of the Audit Committee

The Audit Committee confers with our auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of our financial statements and the results thereof.

Marc D. Grodman, M.D. founded Bio-Reference Laboratories in December 1981 and has been our Chairman of the Board, President, Chief Executive Officer and a Director since its formation.  Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City.  From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital.  From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO.  Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977.  Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital and his  rendering of medical services on a part time basis to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes all of his working time to the business of the Company.

Howard Dubinett has been our Executive Vice-President and Chief Operating Officer since our formation in 1981.  He became a Director in April 1986.   Mr. Dubinett attended Rutgers University. Mr. Dubinett devotes all of his working time to the business of the Company.

Sam Singer has been our Vice President and Chief Financial Officer since October 1987 and a Director since November 1989.  He is responsible for all of our financial activities. Mr. Singer was the Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987, prior to joining us. He received a B.A. degree from Strayer University and an M.B.A. from Rutgers University.  Mr. Singer devotes all of his working time to the business of the Company.

Morton L. Topfer became a Director in May 2001. Mr. Topfer, who holds a bachelor’s degree in physics from Brooklyn College, was awarded an honorary doctorate in engineering from Polytechnic Institute of New York in June 2000. Mr. Topfer currently serves both as counselor to the chief executive officer of Dell Computer Corporation (“Dell”) and as a member of Dell’s board of directors. Prior to being elected to his current position at Dell in December 1999, Mr. Topfer served as Dell’s vice chairman for five years. In that position, Mr. Topfer shared the office of Chief Executive Officer with Michael S. Dell, Dell’s chairman and CEO and Kevin B. Rollins, Dell’s vice chairman. Prior to joining Dell in May 1994, Mr. Topfer served as corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector. Mr. Topfer was employed in various managerial and executive capacities during his 23 year career at Motorola. Before joining Motorola in 1971, Mr. Topfer spent eleven years with RCA Laboratories in various research and development management positions. In July 1996, Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award by the Governor of Penang for his contributions to the development of the electronics industry in Malaysia. In addition to his serving as a director of the Company and of Dell, Mr. Topfer also currently serves as a director of two other publicly owned corporations; Alliance Gaming Corp., a Las Vegas, Nevada manufacturer of gaming equipment, and Crossroads Systems, Inc., an Austin, Texas manufacturer of telecommunications equipment.

John Roglieri, M.D. became a Director in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University's College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master's degree from Columbia University School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life.  Dr. Roglieri was Chief Medical Officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been Medical Director for New York Life Insurance Company in Manhattan. He is a member of Advisory Boards to several pharmaceutical companies, and a member of the Editorial Advisory Boards of the journals Managed Care and Seminars in Medical Practice. Dr. Roglieri is a biographee of Who's Who in America.

Gary Lederman, Esq. became a director of the Company in May 1997.  He received his B.A. degree from Brooklyn College in 1954 and his J.D. degree from NYU Law School in 1957.  He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance. He currently serves on an institutional review board for RTL, a pharmaceutical drug testing laboratory.

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. Our Certificate of Incorporation provides for a staggered Board of Directors (the "Board") pursuant to which the Board is divided into three classes of directors and the members of only one class or one-third of the Board are elected each year to serve a three-year term.  Officers are elected by and hold office at the discretion of the Board of Directors. See Item 4 herein.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company's operations.

Bader Maria Pedemonte-Coira, M.D. (Age 42) has been employed by the Company since August 2000 as Medical Director. She is certified by the American Board of Pathology in Anatomic and Clinical Pathology with special certification in Hematopathology and Immunopathology. In addition to being Medical Director, Dr. Pedemonte is director of GenPath, the oncology testing section of Bio-Reference. She holds a New York State Department of Health Certificate of qualification for Laboratory Director. Dr. Pedemonte’s professional appointments include Director of Hematopathology & Molecular Pathology at JFK Medical Center in Edison, NJ (1998-2000). Hematopathologist, IMPATH, Inc. New York, NY (1997-1998). Medical Director & Hematopathologist GenCare-Biomedical Research Laboratory of Bio-Reference (1996-1998). She was Associate Director & Pathologist, Molecular Tissue Pathology; Director, Cellular Immunology, Corning Clinical Laboratories (Corning/MetPath) Teterboro, NJ (1991-1996). Dr. Pedemonte is also an Adjunct Assistant Professor of Pathology, Columbia University, College of Physicians & surgeons, NY. (1991-Present).

Ayad Mudarris, Ph.D. (Age 49) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology.  Dr. Mudarris has been a consultant to the Company since October 1994.  From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory located in Cranford, New Jersey.  From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, a SAMHSA (NIDA) certified forensic drug testing laboratory in Columbia, South Carolina, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina.  Dr. Mudarris is a registered Clinical Laboratory Director in the State of New York.  He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist.  He received his B.S. degree in Pharmacy from Damascus University in 1975, an M.S. degree in Medical Technology from Long Island University in 1980 and a Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2001, our officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements except for one inadvertent late filing of a Form 4 by Dr. Roglieri.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended on October 31, 2001 to our Chief Executive Officer and our other executive officers who were serving as our executive officers on October 31, 2001. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation

Name and Principal Position

	Year Ended October 31,	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Options(SARs)	LTIP Pay-outs	All Other Compensation

Marc D. Grodman M.D. President and Chief Executive Officer	2001	$415,921	$125,000	$-0-	-0-	-0-	$-0-	$-0-
	2000	$366,921	$125,000	$-0-	-0-	-0-	$-0-	$-0-
	1999	$306,557	$125,000	$-0-	-0-	-0-	$-0-	$-0-

Howard Dubinett Executive Vice President and Chief Operating Officer	2001	$182,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-
	2000	$160,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-
	1999	$160,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-

Sam Singer Vice President and Chief Financial and Accounting Officer	2001	$171,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-
	2000	$160,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-
	1999	$158,002	$60,000	$-0-	-0-	-0-	$-0-	$-0-

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

In consideration for Dr. Grodman's acceptance of the terms of the employment agreement, the board of directors authorized the issuance to Dr. Grodman of (a) 300,000 shares of the Company's Common Stock, partially subject to forfeiture, (b) five-year incentive stock options ("ISOs") exercisable to purchase 100,000 shares of Common Stock at $.790625 per share, and (c) ten-year non-qualified stock options ("NQOs") exercisable to purchase 200,000 shares of Common Stock at $.71875 per share. The ISOs are only exercisable while Dr. Grodman is employed by the Company. The NQOs expire if Dr. Grodman's employment agreement is terminated by the Company "For Cause" or at his option, "Without Good Reason." During the fiscal year ended October 31, 2001, Dr. Grodman exercised his 200,000 NQOs. See "Employee Stock Option Plans."

The 300,000 shares of Common Stock issued to Dr. Grodman were forfeitable in part on the following basis if his employment agreement was terminated by the Company "For Cause" or at Dr. Grodman's option "Without Good Reason."

If Termination "For Cause" or "Without Good Reason" Occurs During the Following Periods	Number of Shares Forfeited

May 1, 1997 through April 30, 1998	225,000 shs.
May 1, 1998 through April 30, 1999	150,000 shs.
May 1, 1999 through April 30, 2000	75,000 shs.

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

The 240,000 shares of Common Stock issued to Mr. Dubinett. were forfeitable in part on the following basis if his employment agreement was terminated by the Company "For Cause" or at Mr. Dubinett's option "Without Good Reason."

If Termination "For Cause" or "Without Good Reason" Occurs During the Following Periods	Number of Shares Forfeited

May 1, 1997 through April 30, 1998	180,000 shs.
May 1, 1998 through April 30, 1999	120,000 shs.
May 1, 1999 through April 30, 2000	60,000 shs.

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

The 200,000 shares of Common Stock issued to Mr. Singer were forfeitable in part on the following basis if his employment agreement was terminated by the Company "For Cause" or at Mr. Singer's option "Without Good Reason."

If Termination "For Cause" or "Without Good Reason" Occurs During the Following Periods	Number of Shares Forfeited

May 1, 1997 through April 30, 1998	150,000 shs.
May 1, 1998 through April 30, 1999	100,000 shs.
May 1, 1999 through April 30, 2000	50,000 shs.

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

Under the 1989 Plan, the exercise price of an option designated as an ISO could not be less than the fair market value of the Common Stock on the date the option was granted.  However, in the event an option designated as an ISO was granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price was required to be at least 110% of such fair market value.  Exercise prices of NQOs options could be less than such fair market value.  The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year could not exceed $100,000. All options under the 1989 Plan were required to be granted before the Plan’s July 1999 Termination Date so that no further options can be granted under the 1989 Plan.

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

At October 31, 2001, there were outstanding ISOs under the 1989 Plan held by 15 employees exercisable to purchase an aggregate 549,672 shares of Bio-Reference Common Stock at prices ranging from $.71875 to $.790625 per share. Included were the above described ISOs issued to Dr. Grodman and Messrs. Dubinett and Singer exercisable to purchase 100,000 shares, 60,000 shares and 50,000 shares respectively and additional ISOs held by Messrs. Dubinett and Singer exercisable to purchase an aggregate 153,334 shares and 116,667 shares respectively.

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan. On the same date, the Board of Directors granted ISOs pursuant to the 2000 Plan to five key employees exercisable to purchase an aggregate 235,000 shares of Bio-Reference Common Stock reserved for issuance under the 2000 Plan at an exercise price of $1.22 per share (the mean between the closing bid and ask prices for the Common Stock in the over-the-counter market on August 24, 2000). The ISOs were subject to stockholder ratification of the adoption of the 2000 Plan which ratification was obtained at the Company’s December 15, 2000 Annual Meeting of Stockholders. On March 28, 2001, the Board of Directors granted two employees an aggregate 50,000 ISOs pursuant to the 2000 Plan. At October 31, 2001, there were 265,000 options outstanding under the 2000 Plan held by six employees of which 115,000 options were vested.

During the fiscal year ended October 31, 2001, one employee exercised 20,000 options granted under the 2000 Plan and four employees exercised an aggregate 45,702 options granted under the 1989 Plan.

Description of the 2000 Plan

The 2000 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Internal Revenue Code, as amended (the “Code”) to purchase up to a maximum aggregate 800,000 shares of the Company’s Common Stock. Options may only be granted under the 2000 Plan to employees of the Company and its subsidiaries (including officers and directors who are also employees).

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

The 2000 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value. Under the 2000 Plan, options must be granted before the August 24, 2010 Termination Date. No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under the 2000 Plan during any calendar year cannot exceed $100,000. Options granted under the 2000 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death. The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2000 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.

Non-Qualified Options (NQOs) and Warrants

During fiscal year 2001, we granted NQOs to five employees exercisable to purchase an aggregate 260,000 shares of Common Stock at exercise prices ranging from $1.25 to $1.75 per share. At October 31, 2001, 38 employees held NQOs exercisable to purchase an aggregate 521,350 shares at exercise prices ranging from $.594 to $1.75 per share. During fiscal 2001, seven employees exercised NQOs exercisable to purchase an aggregate 389,500 shares of Common Stock at prices ranging from $.71875 to $1.75 per share including 200,000 shares purchased by Marc Grodman at $.71875 per share.

At October 31, 2001, three Directors, Morton Topfer, John Roglieri and Gary Lederman owned five year options exercisable to purchase an aggregate 24,000 shares of Common Stock at an exercise price of $3.14 per share (8,000 shares each). During fiscal year 2001, John Roglieri exercised previously granted options and purchased 10,000 shares of Common Stock at $.71875 per share. During fiscal year 2001, we also granted options and warrants to three consultants exercisable to purchase an aggregate 270,000 shares of our Common Stock at exercise prices ranging from $1.19 to $3.00 per share. During fiscal 2001, one consultant exercised options to purchase 50,000 shares of Common Stock at $3.00 per share. At October 31, 2001, various consultants owned options and warrants exercisable to purchase an aggregate 345,000 shares of Common Stock at prices ranging from $1.19 to $2.00 per share.

See Note 9 of Notes to the Consolidated Financial Statements.

The following table sets forth certain information concerning options for each of the executive officers named in the "Summary Compensation Table." Marc Grodman exercised 200,000 options in fiscal 2001.

Aggregated Option Exercises in Last Fiscal Year

And Fiscal Year-End Option Values

Name	Shares of Common Stock Acquired Upon Exercise in Fiscal 2001	Value Realized		Shares of Common Stock Underlying Unexercised Options at 2001 Fiscal Year-End (b)	Value of Unexercised In-The-Money Options at 2001 Fiscal Year-End (c)

Marc D. Grodman	200,000	$68,250 (a	)	100,000	$420,938

Howard Dubinett	----	----		213,334	913,336

Sam Singer	----	----		166,667	499,481

(a)                      Based upon the difference between the last sales price for the Common Stock on NASDAQ on April 10, 2001 (the date of exercise) and the exercise price.

(b)                     All of these options are exercisable.

(c)                      Based upon the difference between the last sales price for the Common Stock on NASDAQ on October 31, 2001 and the exercise price.

Directors' Compensation

Directors who are not our employees are also paid a $1,000 per quarter director's fee. During fiscal year 2001, we issued 8,000 options to each director.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 18, 2001 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of its outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding  on said date owned by such holders and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

		Shares of
Name and Address of	Common Stock	Percentage
Beneficial Owner	Beneficially Owned(1)	Ownership

Directors and Executive Officers*

Marc D. Grodman(2)	1,673,845	14%

Howard Dubinett (3)	477,001	4%

Sam Singer(4)	377,667	3%

Gary Lederman (5)	33,200	-

John Roglieri(6)	64,667	-

Morton L. Topfer (7)	1,602,200	14%

Executive Officers and directors as a group (six persons)(2)(3)(4)(5)(6)(7)	4,228,580	35%

*                 The address of all of the Company's directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407.

(1)          Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 788,100 shares owned directly by Dr. Grodman, 549,678 shares issuable upon conversion of Series A Senior Preferred Stock and 100,000 shares issuable upon exercise of options.  Also includes 141,667 shares owned directly and 54,400 shares issuable upon conversion of Series A Senior Preferred Stock held by Dr. Grodman's wife, Pam Grodman, and 40,000 shares owned by their minor children. (See Item 13). Dr. Grodman disclaims beneficial ownership of these 236,067 shares.

(3)          Includes 263,667 shares owned directly, and 213,334 shares issuable upon exercise of options.

(4)          Includes 211,000 shares owned directly, and 166,667 shares issuable upon exercise of options.

(5)          Includes 25,200 shares owned directly and 8,000 shares issuable upon exercise of warrants.

(6)          Includes 56,667 shares owned directly and 8,000 shares issuable upon exercise of warrants.

(7)          Includes an aggregate 1,594,200 shares owned individually or by CastleTop Capital Management, LP of which Morton L. Topfer is the Managing Director; and 8,000 shares issuable upon exercise of options.

Item 13. - Certain Relationships and Related Transactions

In July 1989, the Company discontinued the operation of its Med-Mobile Division.  At such time, Dr. Grodman, as the Associated Physician, was indebted to the Company in the amount of $235,354 in connection with the operation of this division.  Pursuant to an October 1, 1989 Settlement Agreement, Dr. Grodman issued a $235,354 promissory note to the Company bearing interest at 10% per annum and payable at the rate of $50,000 per annum in payment of this indebtedness.  On April 30, 1992, the Board of Directors amended this agreement, in consideration for Dr. Grodman's personal guarantee of the Company's $2,500,000 financing arrangement with Towers Financial Corporation, suspending all rental and interest charges for periods subsequent to November 1, 1991.  As of October 31, 2001, $8,918 in outstanding principal, interest and van rentals was due from Dr. Grodman.

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

See Item 11 herein as to the exercise by Marc Grodman during fiscal 2001 of NQOs to purchase 200,000 shares of Common Stock. These NQOs were granted in fiscal 1997 and were exercised at a price of $.71875 per share. See Item 1 herein as to the issuance during fiscal 2001 of 220,000 shares of our Common Stock pursuant to a Joint Marketing Agreement to a prescription benefit manager, the chairman of the board of which is the brother of our chief executive officer.

On May 14, 2001, pursuant to a Stock Purchase Agreement, we completed the sale of 1,500,000 shares of our Common Stock to an affiliated entity of Morton L. Topfer at a purchase price of $1.00 per share or $1,500,000 in the aggregate. In connection with the transaction, Mr. Topfer agreed to serve as a member of our Board of Directors. He was elected to the Board on May 23, 2001 replacing Frank DeVito who had resigned earlier. We granted Mr. Topfer demand registration rights to register the shares for sale under the Securities Act of 1933 at our expense twice during the four year period commencing one year after the closing as well as certain rights to indemnification.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.                                       Financial Statements

The following financial statements of the Company are included in Part II, Item 7

Page to Page
Report of Independent Certified Public Accountants	F-1
Consolidated Balance Sheets - October 31, 2001 and 2000	F-2	.	F-3
Consolidated Statements of Operations-
Years ended October 31, 2001, 2000 and 1999	F-4
Consolidated Statements of Shareholders' Equity
Years ended October 31, 2001, 2000, and 1999	F-5
Consolidated Statements of Cash Flows -
Years ended October 31, 2001, 2000 and 1999	F-6	.	F-7
Notes to Consolidated Financial Statements-	F-8	.	to F-25
Schedule II -
Years ended October 31, 2001, 2000 and 1999	F-26		F-27

2.             Reports on Form 8-K

No reports on Form 8-K were filed during the Quarter ended October 31, 2000.

3.             Exhibits

Exhibit No.

Item

Incorporated by Reference to

3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A	)
3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one–for–10 reverse stock split)	(B	)
3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C	)
3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(G	)
3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(G	)
3.2*	By–laws	(D	)
4.1*	Form of Common Stock Certificate, $.01 par value	(C	)
10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, as in effect at October 31, 1999	(G	)
10.2*	Employment Agreement between the Company and Marc Grodman as in effect at December 31, 1999	(G	)
10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at December 31, 1999	(G	)
10.4*	Employment Agreement between the Company and Sam Singer as in effect at December 31, 1999	(G	)
10.5*	The Company's 1989 Stock Option Plan	(B	)
10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(H	)
10.6*	Acquisition Agreement made as of April 9, 1998 for the acquisition by the Company of all of the outstanding capital stock of Medilabs, Inc.	(E	)
10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(F	)
10.8*	Asset Sale/Purchase Agreement made as of December 2, 1999 for the acquisition by the Company of the WEB Business of the Medical Marketing Group, Inc.	(G	)
10.9*

Asset/Sale Purchase Agreement made as of December 14, 1999 for the acquisition by the Company's wholly-owned BRLI No. 1 Acquisition Corp. subsidiary of the Health Food Business of Right Body Foods, Inc.

		(G	)
10.10*	Employment Agreement between the Company and Rebecca Klafter, chief executive officer of Right Body Foods, Inc., dated December 14, 1999	(G	)
10.11	Stock Purchase Agreement dated May 14, 2001, between the Company on the one hand and CastleTop Investments, L.P. (an affiliate of Morton L. Topfer and Morton L. Topfer on the other
10.12	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between Bio-Reference Laboratories, Inc. and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.
21	Subsidiaries of the Company

The following are the Company's three wholly-owned subsidiaries:

Name under which it
Conducts or Name
	State of Incorporation	Conducted Business
Medilabs, Inc.	New York	Medilabs
BRLI No. 1 Acquisition Corp.	New Jersey	Right Body Foods
CareEvolve.com, Inc.	New Jersey	CareEvolve

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

(G)                                Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999.

(H)                               Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By:	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January 24, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 24, 2002

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 24, 2002

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 24, 2002

/S/ Morton Topfer
Frank DeVito
Director
January 24, 2002

/S/ John Roglieri
John Roglieri
Director
January 24, 2002

/S/ Gary Lederman
Gary Lederman
Director
January 24, 2002

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Bio–Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio–Reference Laboratories, Inc. and its subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 31, 2001.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio–Reference Laboratories, Inc. and its subsidiaries as of October 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

January 5, 2002

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2 0 0 1	2 0 0 0
Assets:
Current Assets:
Cash and Cash Equivalents	$2,355,356	$440,131
Accounts Receivable - Net	27,286,429	24,048,223
Inventory	985,473	734,688
Other Current Assets	434,507	440,366
Deferred Tax Asset	570,000	66,000

Total Current Assets	31,631,765	25,729,408

Property and Equipment - At Cost	4,510,189	5,186,269

Less: Accumulated Depreciation	2,710,196	3,367,372

Property and Equipment – Net	1,799,993	1,818,897

Other:
Due from Related Party	8,917	73,718
Deposits	259,885	316,113
Goodwill	5,843,237	6,262,409
Intangible Assets	3,501,987	3,337,894
Other Assets	959,953	810,342

Total Other	10,573,979	10,800,476

Total Assets	$44,005,737	$38,348,781

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2 0 0 1	2 0 0 0
Liabilities and Shareholders' Equity:
Current Liabilities:
Accounts Payable	$7,225,633	$6,751,841
Accrued Salaries and Commissions	1,813,357	1,158,636
Accrued Taxes and Expenses	1,353,312	1,653,955
Revolving Note Payable - Bank	12,620,671	12,000,000
Current Maturities of Long–Term Debt	1,059,879	1,029,617
Capitalized Lease Obligation – Short–Term Portion	301,744	315,221

Total Current Liabilities	24,374,596	22,909,270

Long–Term Liabilities:
Long–Term Debt Less Current Maturities	400,000	1,459,879
Capitalized Lease Obligations – Long–Term Portion	611,816	697,497
Other Long-Term Liabilities	145,740	220,740

Total Long–Term Liabilities	1,157,556	2,378,116

Commitments and Contingencies	--	--

Shareholders' Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,062,589 Shares; None Issued	--	--

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized, Issued and Outstanding 604,078 Shares	60,408	60,408

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	--	--

Common Stock, Par Value $.01 Per Share, Authorized 18,333,333 Shares; Issued and Outstanding 11,010,646 and 8,505,444 Shares at October 31, 2001 and 2000, Respectively	110,106	85,054

Additional Paid–in Capital	28,101,152	24,873,414

Accumulated Deficit	(9,146,529	(11,508,278

Totals	19,125,137	13,510,598
Deferred Compensation	(651,552	(449,203

Total Shareholders' Equity	18,473,585	13,061,395

Total Liabilities and Shareholders' Equity	$44,005,737	$38,348,781

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Y e a r s e n d e d
	O c t o b e r 3 1,
	2 0 0 1	2 0 0 0	1 9 9 9

Net Revenues	$80,621,852	$66,460,073	$53,856,414

Cost of Services:
Depreciation and Amortization	674,068	791,666	856,668
Employee Related Expenses	20,504,946	16,582,161	14,096,914
Reagents and Laboratory Supplies	12,974,868	9,932,540	6,974,857
Other Cost of Services	10,109,717	9,867,984	8,921,898

Total Cost of Services	44,263,599	37,174,351	30,850,337

Gross Profit	36,358,253	29,285,722	23,006,077

General and Administrative Expenses:
Depreciation and Amortization	1,010,842	846,428	974,529
General and Administrative Expenses	21,008,635	18,149,363	15,677,788
Provision for Doubtful Accounts	10,730,990	8,658,067	8,855,221
Expenses of Impaired Assets	--	--	924,371

Total General and Administrative Expenses	32,750,467	27,653,858	26,431,909

Income [Loss] from Operations	3,607,786	1,631,864	(3,425,832)

Other [Income] Expense:
Interest Expense	1,685,963	1,635,847	1,465,765
Interest Income	(25,926)	(67,638)	(265,069)
Other Income	--	--	(15,380)

Total Other Expense – Net	1,660,037	1,568,209	1,185,316

Income [Loss] Before Income Taxes	1,947,749	63,655	(4,611,148)

Provision for Income Tax Expense [Benefit]	(414,000)	(41,500)	367,300

Net Income [Loss]	$2,361,749	$105,155	$(4,978,448)

Net Income [Loss] Per Share - Basic	$.24	$.01	$(.68)

Net Income [Loss] Per Share - Diluted	$.22	$.01	$(.68)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Series A Senior Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated[Deficit]	Deferred Compensation	Total Shareholders' Equity

Balance - October 31, 1998	604,078	$60,408	7,212,910	$72,129	$22,998,015	$(6,634,985)	$(272,633)	$16,222,934

Shares Issued for Compensation	--	--	25,000	250	25,688	--	--	25,938
Shares Issued for Deferred Compensation	--	--	490,000	4,900	270,970	--	(275,870)	--
Escrow Shares Cancelled	--	--	(27,133)	(271)	--	--	--	(271)
Amortization of Deferred Compensation	--	--	--	--	--	--	98,957	98,957
Net [Loss] for the Year	--	--	--	--	--	(4,978,448)	--	(4,978,448)

Balance - October 31, 1999	604,078	60,408	7,700,777	77,008	23,294,673	(11,613,433)	(449,546)	11,369,110

Shares Issued for Deferred Compensation	--	--	95,000	950	67,623	--	(68,573)	--
Stock Options Issued for Deferred Compensation	--	--	--	--	107,625	--	(107,625)	--
Amortization of Deferred Compensation	--	--	--	--	--	--	176,541	176,541
Shares Issued for Employee Services	--	--	130,000	1,300	91,520	--	--	92,820
Shares Issued for Acquisitions	--	--	400,000	4,000	1,021,200	--	--	1,025,200
Shares Issued for Consulting Agreements	--	--	179,667	1,796	290,773	--	--	292,569
Net Income for the Year	--	--	--	--	--	105,155	--	105,155

Balance - October 31, 2000	604,078	60,408	8,505,444	85,054	24,873,414	(11,508,278)	(449,203)	13,061,395

Shares Issued for Deferred Compensation	--	--	200,000	2,000	398,000	--	(400,000)	--
Stock Options Issued for Deferred Compensation	--	--	--	--	333,360	--	(333,360)	--
Amortization of Deferred Compensation	--	--	--	--	--	--	531,011	531,011
Shares Issued for Employee Services	--	--	11,000	110	32,890	--	--	33,000
Shares Issued for Consulting Services	--	--	279,000	2,790	308,427	--	--	311,217
Shares Issued to Investors	--	--	1,500,000	15,000	1,485,000	--	--	1,500,000
Exercise of Options - Consultants	--	--	515,202	5,152	670,061	--	--	675,213
Net Income for the Year	--	--	--	--	--	2,361,749	--	2,361,749

Balance - October 31, 2001	604,078	$60,408	11,010,646	$110,106	$28,101,152	$(9,146,529)	$(651,552)	$18,473,585

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Y e a r s e n d e d
	O c t o b e r 3 1,
	2 0 0 1	2 0 0 0	1 9 9 9
Operating Activities:
Net Income [Loss]	$2,361,749	$105,155	$(4,978,448)
Adjustments to Reconcile Net Income [Loss] to
Net Cash Provided by [Used for] Operating Activities:
Depreciation and Amortization	1,684,910	1,638,094	1,831,197
Amortization of Deferred Compensation	531,011	176,541	98,957
Amortization of Deferred Interest	--	84,329	92,000
Expenses of Impaired Assets	--	--	2,924,371
Provision for Doubtful Accounts	10,730,990	8,658,067	6,855,221
Other	--	27,807	25,667
Deferred Income Taxes	(504,000)	(66,000)	344,000
Stock Issued for Compensation	344,217	135,390	--

Changes in Assets and Liabilities
[Net of Effects from Acquisitions]:
[Increase] Decrease in:
Accounts Receivable	(13,969,196)	(14,090,794)	(6,721,021)
Inventory	(250,785)	(162,409)	14,822
Other Current Assets	5,859	(36,242)	696,743
Other Assets	(149,611)	(114,616)	(127,957)
Deposits	56,228	--	--

Increase [Decrease] in:
Accounts Payable, Accrued Taxes and Expenses	752,870	520,909	621,001

Total Adjustments	(767,507)	(3,228,924)	6,655,001

Net Cash – Operating Activities - Forward	1,594,242	(3,123,769)	1,676,553

Investing Activities:
Acquisition of Property and Equipment	(470,708)	(196,347)	(392,102)
Capitalized Software Development Costs	(711,413)	(463,530)	(150,820)
Maturities of Certificate of Deposit - Restricted	--	--	3,680,000
Reduction [Additions] of Deposits	--	(37,494)	24,735
Repayment of Related Party Receivable	64,800	64,800	48,600
Payment for Acquisition of Intangible Assets	--	(40,519)	--

Net Cash - Investing Activities - Forward	(1,117,321)	(673,090)	3,210,413

Financing Activities:
Proceeds from Long–Term Debt	--	693,270	--
Payments of Long–Term Debt	(1,029,617)	(1,503,774)	(2,254,004)
Payments of Capital Lease Obligations	(327,963)	(350,815)	(239,540)
Increase [Decrease] in Revolving Line of Credit	620,671	3,299,095	(3,299,095)
Proceeds from the Exercise of Stock Options	675,213	--	--
Proceeds from the Sale of Common Stock	1,500,000	--	--
Other	--	(29,260)	250,000

Net Cash – Financing Activities - Forward	$1,438,304	$2,108,516	$(5,542,639)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Y e a r s e n d e d
	O c t o b e r 3 1,
	2 0 0 1	2 0 0 0	1 9 9 9

Net Cash – Operating Activities - Forwarded	$1,594,242	$(3,123,769)	$1,676,553

Net Cash - Investing Activities - Forwarded	(1,117,321)	(673,090)	3,210,413

Net Cash – Financing Activities - Forwarded	1,438,304	2,108,516	(5,542,639)

Net Increase [Decrease] in Cash and Cash Equivalents	1,915,225	(1,688,343)	(655,673)

Cash and Cash Equivalents - Beginning of Years	440,131	2,128,474	2,784,147

Cash and Cash Equivalents - End of Years	$2,355,356	$440,131	$2,128,474

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$1,722,152	$1,524,015	$1,437,602
Income Taxes	$14,613	$1,308	$33,736

Supplemental Schedule of Non–Cash Investing and Financing Activities:

In fiscal 2001, the Company issued shares of common stock and stock options with a value of $400,000 and $333,360, respectively, as deferred compensation.

During fiscal 2001, the Company wrote-off approximately $1,380,000 of furniture and equipment which were fully depreciated.

Approximately $1,466,000 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized, were written off in fiscal 2001.

During fiscal 2001 and 2000, the Company incurred capital lease obligations totaling approximately $229,000 and $375,000 in connection with the acquisition of medical equipment.

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

[See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization and Business

Bio-Reference Laboratories, Inc. ["Bio-Reference" or the "Company"] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing clinical laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  It operates two clinical laboratories, one in Elmwood Park, New Jersey and one in Valley Cottage, New York, and an andrology laboratory in New York City.  Bio-Reference markets its clinical laboratory testing services directly to physicians, hospitals, clinics and other health facilities.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The operations of subsidiaries are included in operations commencing from date of acquisition [See Note 18].

Cash and Cash Equivalents – Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $1,574,777 and $228,071 in cash equivalents at October 31, 2001 and 2000, respectively.

Inventory – Inventory is stated at the lower of cost [on a first–in, first–out basis] or market.  Inventory consists primarily of laboratory supplies.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight–line method over the estimated useful lives of the respective assets which range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $721,207, $896,724 and $1,038,421 for the years ended October 31, 2001, 2000 and 1999, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income.  Repairs and maintenance are charged to expense when incurred.

Goodwill – Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition and is being amortized on the straight–line method over 20 years.  The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 2001, 2000 and 1999 of $419,172, $384,454 and $349,738, respectively [See Note 22].  The balance sheet reflects accumulated amortization of $2,401,397 and $1,982,221 as of October 31, 2001 and 2000, respectively.

Other Intangible Assets – Intangible assets are amortized using the straight-line method.  The statements of operations reflect amortization expense related to intangible assets of $544,531, $356,916 and $443,038 for the years ended October 31, 2001, 2000 and 1999, respectively.  The balance sheet reflects accumulated amortization of $1,708,971 and $2,628,351 as of October 31, 2001 and 2000, respectively.

Internal Use Software Costs - The Company accounts for internal use software costs in accordance with Statement of Position 98-1 ["SOP 98-1"], "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."  Per SOP 98-1, the Company has capitalized certain internal use software and web site development costs totaling approximately $711,000 and $614,350 during the years ended October 31, 2001 and 2000, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized.

Net Service Revenue – Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has two subsidiaries that provide non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.  Net service revenues on the statements of operations are as follows:

	Y e a r s e n d e d
	O c t o b e r 3 1,
	2 0 0 1	2 0 0 0	1 9 9 9

Gross Revenues	$196,014,991	$152,571,975	$125,958,897
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	55,628,486	41,512,648	38,779,145
Other	59,764,653	44,599,254	33,323,338

Total Contractual Adjustments and Discounts	115,393,139	86,111,902	72,102,483

Net Revenues	$80,621,852	$66,460,073	$53,856,414

Contractual Credits and Provision for Doubtful Accounts – An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $31,378,220 and $23,556,935 as of October 31, 2001 and 2000, respectively.

As of October 31, 2001 and 2000, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2 0 0 1	2 0 0 0

Contractual Credits/Discounts	$26,404,734	$18,840,060
Doubtful Accounts	4,973,486	4,716,875

Total Allowance	$31,378,220	$23,556,935

Deferred Income Taxes – Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Earnings [Loss] Per Share - Basic earnings [loss] per share ["EPS"] reflects the amount of income [loss] attributable to each share of common stock based on average common shares outstanding during the period.  Diluted EPS reflects Basic EPS while giving effect to all potential dilutive common shares that were outstanding during the period, such as common shares that could result from the exercise or conversion of securities into common stock.  The computation of Diluted EPS is calculated by using the treasury stock method, which assumes that any proceeds obtained from the exercise of such dilutive securities would be used to purchase common stock at the average market price of the common stock during the period.  This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the securities assumed to be exercised.  Securities whose conversion would have an anti-dilutive effect on EPS are not assumed converted.  Securities that could potentially dilute earnings in the future are disclosed in Note 10.

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

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $487,000, $610,000 and $548,000 and for the years ended October 31, 2001, 2000 and 1999, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform to the 2001 presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2 0 0 1	2 0 0 0

Medical Equipment	$3,066,000	$3,272,165
Leasehold Improvements	1,123,402	1,267,111
Furniture and Fixtures	320,787	646,993

Totals - At Cost	$4,510,189	$5,186,269

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2001:

Intangible Asset	Life in Years	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,325,763	$62,556	$1,263,207
Customer Lists	20	1,230,202	659,575	570,627
Covenants Not–to–Compete	3 - 7.5	162,520	132,670	29,850
Employment Agreement	5 - 7	825,000	273,215	551,785
Costs Related to Acquisitions	1 - 20	1,511,468	537,150	974,318
Patent	17	156,005	43,805	112,200

Totals		$5,210,958	$1,708,971	$3,501,987

October 31, 2000:

Intangible Asset	Life in Years	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$614,350	$--	$614,350
Customer Lists	20	2,371,882	694,370	1,677,512
Covenants Not–to–Compete	3 - 7.5	1,132,520	1,053,972	78,548
Employment Agreement	5 - 7	1,225,000	543,929	681,071
Costs Related to Acquisitions	1 - 20	466,488	301,649	164,839
Patent	17	156,005	34,431	121,574

Totals		$5,966,245	$2,628,351	$3,337,894

[5] Revolving Note Payable - Banks

In September 2001, the Company amended its revolving notes payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company was increased to the lesser of (i) $15,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement].  Interest on advances will be at prime plus 1.00%.  The credit line is collateralized by substantially all of the Company's assets and the assignment of a $4,000,000 life insurance policy on the president of the Company.  The line of credit is available through September 2002 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios and insurance coverage.  As of October 31, 2001, the Company was in default of certain covenants, however, the Company subsequently received bank waivers for these defaults.  As of October 31, 2001, the Company utilized $12,620,671 of this credit facility.  As of October 31, 2000, the Company had utilized $12,000,000 of this credit facility.

Prime rate at October 31, 2001 and 2000 was 6.50% and 9.25%, respectively, on borrowings under the revolving note payable.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2001 and 2000 was 6.50% and 10.55%, respectively.

[6] Long-Term Debt

	October 31,
	2 0 0 1	2 0 0 0
[A] Notes Payable to PNC Bank. Due April 2002. Interest at prime plus 1% [plus 2% in fiscal 2000] for the unsecured portion and prime plus 1.6% for the secured portion.	$1,200,000	$2,000,000

[B] Note Payable to Roche Diagnostic Corporation. Due November 2002. Interest at 12% per annum. Unsecured.	259,879	489,496

Totals	1,459,879	2,489,496
Less: Current Maturities	1,059,879	1,029,617

Long–Term Debt	$400,000	$1,459,879

[A] In April 1998, the Company entered into an agreement to borrow $4,000,000 from PNC Bank.  The note is payable in fifty-eight principal installments of $66,667 commencing May 1, 1998 and one final balloon payment.  The unsecured portion is $2,000,000 and the secured portion is $2,000,000.  This note is in accordance with the provisions of the Company's revolving loan agreement [See Note 5] with the same lender.  As of October 31, 2001, only the secured portion is outstanding.  As of October 31, 2001 and 2000, borrowings under the note payable was subject to interest of 9.85% and 10.10%, respectively.

[B] In November 1999, the Company converted trade payables due a vendor into a $693,270 note payable.  Terms of the note payable provide for thirty-five monthly payments of $23,000 and one payment of $24,141, including interest.  The note payable is subject to interest of twelve [12%] percent per annum.

Maturities of debt at October 31, 2001 in each of the next five years are as follows:

2002	$1,059,879
2003	400,000
2004	--
2005	--
2006	--

Total	$1,459,879

[7] Related Party Transactions

On October 1, 1989, an unsecured promissory note was received from Dr. Marc Grodman ["Dr. Grodman"], president of the Company, in exchange for a receivable in the amount of $235,354.  As of October 31, 2001 and 2000, $8,918 and $73,718 was remaining on the note.  This note is non-interest bearing and has no fixed repayment terms.

In March 2001, the Company entered into a joint marketing agreement [the "agreement"] with General Prescription Programs, Inc. ["GPP"].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on the initial date of the agreement.  In exchange for obtaining GPP marketing and technical services, as stated in the agreement, the Company issued GPP 220,000 shares of its common stock.  The Chairman of the Board of GPP is the brother of the Company's Chief Executive Officer.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company's effective income tax rate is as follows:

	October 31,
	2 0 0 1	2 0 0 0	1 9 9 9

U.S. Federal Statutory Rate	34.0%	34.0%	(34.0)%
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	6.0%	25.0%	--%
Other	--%	--%	--%
Utilization of Net Operating Loss Carryforwards	(35.0)%	(20.0)%	--%
Change in Valuation Allowance	(26.0)%	(104.0)%	42.0%

Actual Rate	(21.0)%	(65.0)%	8.0%

The [benefit] provision for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2 0 0 1	2 0 0 0	1 9 9 9
Current:
Federal	$69,000	$--	$--
State and Local	21,000	24,500	23,300

Deferred:
Federal	(428,000)[1]	(52,000)[1]	272,000	[1]
State and Local	(76,000)[1]	(14,000)[1]	72,000	[1]

Total [Benefit] Provision for Income Taxes	$(414,000)	$(41,500)	$367,300

[1] [Decease] increase in deferred tax valuation allowance.

At October 31, 2001, the Company had net operating loss carryforwards of approximately $4,700,000 for federal income tax purposes, which expire in years 2007 through 2019.  In addition, the Company had net operating losses for state purposes.  The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area.  The following summarizes the operating loss carryforwards by year of expiration:

Expiration Date	Federal Amount	New Jersey Amount	New York Amount

2008	$1,185,000	$--	$1,337,000
2009	390,000	--	--
2019	3,125,000	697,000	3,124,000

Totals	$4,700,000	$697,000	$4,461,000

At October 31, 2001 and 2000, the Company had a deferred tax asset of approximately $2,300,000 and $3,148,000, respectively.  The deferred tax asset primarily relates to net operating loss carryforwards, as well as timing differences associated with the deductibility of certain accrued expenses.  The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years.  Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.  For fiscal 2001 and 2000, the Company utilized approximately $2,900,000 and $100,000 of net operating loss carryforwards to reduce the federal and state current year taxable income.  Current year tax expenses primarily results from alternative minimum taxes.

	October 31,
	2 0 0 1	2 0 0 0
Deferred Tax Asset:
Accrued Expenses	$420,000	$148,000
Net Operating Loss Carryforwards	1,880,000	3,000,000
	2,300,000	3,148,000

Valuation Reserve	1,730,000	3,082,000

Deferred Tax Asset - Net	$570,000	$66,000

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

In May 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate of $1,500,000 [$1.00 per share] to a single investment limited partnership.  The general partner of the investment limited partnership was elected to the Company's Board of Directors.

[B] Equity Transactions for Services - For the year ended October 31, 2001, the Company issued 490,000 shares of common stock for employment and consulting services.  In addition, the Company issued options to purchase 447,000 shares of the Company's common stock at prices ranging from $1.13 to $3.14 in connection with employment and consulting services.  In fiscal 2000, the Company issued 709,667 shares of common stock and options to purchase 205,000 shares of the Company's common stock at prices ranging from $1.19 to $1.656 in connection with employment and consulting agreements.  In fiscal 1999, the Company issued 515,000 shares of common stock and options to purchase 436,000 shares of the Company's common stock at prices ranging from $.594 to $.719 in connection with employment and consulting agreements.

[10] Income [Loss] Per Share

	For the Year Ended October 31,
	2 0 0 1	2 0 0 0	1 9 9 9

Income [Loss] Available to Common Stockholders	$2,361,749	$105,155	$(4,978,448)

Weighted Average Common Shares Outstanding	9,941,164	8,145,999	7,357,235

Effect of Dilutive Securities:
Convertible Preferred Stock	445,666	371,621	--
Warrants/Options	985,495	838,457	--

Diluted Shares Outstanding	11,372,325	9,356,077	7,357,235

Net Income [Loss] Per Share - Basic	$.24	$.01	$(.68)

Net Income [Loss] Per Share - Diluted	$.22	$.01	$(.68)

Warrants to purchase 24,000 and 20,000 shares of common stock at $3.14 and $3.00 per share were outstanding at October 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the exercise price of these warrants was greater than the average market price of the common shares.  These securities could potentially dilute earning per share in the future.

Incentive stock options to purchase 612,041 shares of common stock and non-incentive stock options and warrants to purchase 954,100 shares of common stock were outstanding at October 31, 1999 but were not included in the computation of diluted EPS because they were antidilutive.  These securities could potentially dilute earnings per share in the future.

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan ["2000 Plan"].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company's common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  Employees of the Company or its subsidiaries, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In August 2000, options to purchase 35,000 shares of common stock were granted under the 2000 Plan.  An additional 200,000 options were granted which vest in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  A total of 20,000 incentive stock options issued under the 2000 plan were exercised in fiscal 2001.

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

	2000 Plan		1989 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share	Shares Under Options	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 1998	--	$--	646,042	$.73

Granted	--	--	--	--
Expired	--	--	(34,001)	.72
Exercised	--	--	--	--

Outstanding and Eligible for Exercise at October 31, 1999	--	--	612,041.73

Granted	235,000	1.22	--	--
Expired	--	--	--	--
Exercised	--	--	(16,667)	.72

Outstanding and Eligible for Exercise at October 31, 2000	235,000	1.22	595,374.73

Granted	50,000	1.13	--	--
Expired	--	--	--	--
Exercised	(20,000)	1.13	(45,702)	.72

Outstanding at October 31, 2001	265,000	$1.21	549,672	$.73

Eligible for Exercise at October 31, 2001	115,000	$1.19	549,672	$.73

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted
	Number of	Remaining			Average
	Shares Under	Contractual	Exercise Price	Number of	Exercise
Exercise Price Range	Option	Life	Per Share	Options	Price

$.71875 to $.790625 Per Share	549,672	6 Years	$.73	549,672	$.73
$1.13 to $1.22 Per Share	265,000	9 Years	$1.20	115,000	$1.19

	814,672			$664,672

The weighted average grant date fair value of incentive stock options granted during the year ended October 31, 2001 and 2000 was $1.13 and $.72 per share, respectively.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."  No compensation cost was recognized for stock-based employee compensation awards for the years ended October 31, 2001, 2000 and 1999.

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

		Weighted
	Shares Under	Average
	Options	Exercise Price
	and Warrants	Per Share

Outstanding and Eligible for Exercise at October 31, 1998	5,576,941	$4.73

Granted During the Year	436,000.87
Expired During the Year	(5,058,841)	5.03
Exercised During the Year	--	--

Outstanding and Eligible for Exercise at October 31, 1999	954,100	1.37

Granted During the Year	170,000	1.37
Expired During the Year	(168,250)	3.77
Exercised During the Year	(8,000)	.72

Outstanding and Eligible for Exercise at October 31, 2000	947,850.95

Granted During the Year	572,000	1.91
Expired During the Year	(180,000)	1.16
Exercised During the Year	(449,500)	1.32

Outstanding and Eligible for Exercise at October 31, 2001	890,350	$1.34

During the years ended October 31, 2001, 2000 and 1999, 278,000, 45,000 and 436,000 shares, respectively, classified as non-incentive stock options were granted to employees.  The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees."  Total compensation cost recognized against income for employee nonincentive stock options and warrants was $-0- for the years ended October 31, 2001, 2000 and 1999.

During the years ended October 31, 2001 and 2000, 294,000 and 125,000 shares under options were granted to non-employees per various consulting agreements, respectively.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of 244,000 and 125,000 options in fiscal 2001 and 2000, respectively, of approximately $488,000 and $125,000 [approximately $2.00 and $1.00 per share] has been accounted for as deferred compensation for the years ended October 31, 2001 and 2000, respectively, and is being expensed over the term of the agreements.  The fair value of 50,000 options in fiscal 2001 of $27,000 had been expensed for the year ended October 31, 2001.  Total compensation expense recognized against income for deferred compensation from the issuance of stock options and warrants was $210,193, $17,567 and $2,848, respectively, for the years ended October 31, 2001, 2000 and 1999.

	Outstanding and Exercisable Options and Warrants
		Weighted
	Number of	Average
	Shares Under	Remaining	Weighted Average
	Options and	Contractual	Exercise Price
Exercise Price Range	Warrants	Life	Per Share

Options - $.594 to $.719 Per Share	240,600	3.14 Years	$.66
Options - $1.00 Per Share	155,750	2.25 Years	$1.00
Options - $1.19 to $1.656 Per Share	270,000	3.67 Years	$1.49
Options - $2.00 Per Share	200,000	4.17 Years	$2.00
Options - $3.14 Per Share	24,000	4.58 Years	$3.14

	890,350

These options have weighted average remaining contractual lives of 3.4 years.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2001, 2000 and 1999 were $1.11, $.98 and $.88 per share, respectively.

[A] and [B] Pro Forma - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 50,000 and 125,000 shares under employee incentive stock options for the years ended October 31, 2001 and 2000, respectively, and the 278,000, 45,000 and 436,000 shares under employee non-incentive stock options and warrants for the years ended October 31, 2001, 2000 and 1999, respectively, net income and earnings per share would have been as follows:

	2 0 0 1	2 0 0 0	1 9 9 9
Net Income [Loss]:
As Reported	$2,361,749	$105,155	$(4,978,448)
Pro Forma	$1,939,589	$47,323	$(5,130,411)

Basic Earnings [Loss] Per Share:
As Reported	$.24	$.01	$(.68)
Pro Forma	$.20	$.01	$(.70)

Diluted Earnings [Loss] Per Share:
As Reported	$.22	$.01	$(.68)
Pro Forma	$.17	$.01	$(.70)

The fair value used in the pro forma data was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.  The following is the average of the data used for the following items.

	Risk-Free		Expected	Expected
Year Ended	Interest Rate	Expected Life	Volatility	Dividends

October 31, 2001	5.7%	5 Years	113.17%	None
October 31, 2000	6.0%	2 Years	114.80%	None
October 31, 1999	6.0%	1 Year	97.89-104.28%	None

[12] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years.  At October 31, 2001, the aggregate minimum commitment under these contracts and agreements, excluding commissions or consumer price index increases, was approximately as follows:

October 31,
2002	$1,461,500
2003	985,000
2004	958,333
2005	310,000
2006	92,500
Thereafter	--

Total	$3,807,333

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into fifteen employment agreements which provide for annual aggregate minimum commitments of approximately $1,373,000 which have no termination dates.

The Company pays premiums on life insurance policies for three key officers.  In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their policies.  In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company.  At October 31, 2001 and 2000, $931,638 and $810,342, respectively, is included in other assets which represents the amount of premiums paid to date.  At October 31, 2001 and 2000, cash surrender values on these policies were in excess of amounts receivable.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2006 as follows:

	October 31,
	2 0 0 1	2 0 0 0

Medical Equipment	$1,839,204	$1,699,982
Less: Accumulated Depreciation	1,062,410	719,355

Net	$776,794	$980,627

Depreciation expense on assets under capital leases was approximately $343,055, $334,323 and $202,589 for the years ended October 31, 2001, 2000 and 1999, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
2002	$430,129
2003	367,582
2004	253,065
2005	63,130
2006	1,842
Thereafter	--

Total	1,115,748
Less: Interest	202,184

Present Value of Minimum Lease Payments	$913,564

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2002 to 2005.  Several of these leases contain renewal options for three to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2001, 2000 and 1999 was $2,976,147, $2,931,648 and $2,848,225, respectively.  There were no contingent rental amounts due through October 31, 2001.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases aggregating approximately $1,000,000 annually] are as follows:

	Property	Equipment
October 31,
2002	$482,400	$325,690
2003	442,789	230,479
2004	170,780	121,171
2005	--	--
2006	--	--
Thereafter	--	--

Totals	$1,095,969	$677,340

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

The Company is being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier.  One review involved overpayments that occur in the normal course of business.  The Company believes the overpayment will be approximately $150,000.  Counsel representing the Company in this matter has advised that he cannot offer any opinion or projection at this time as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased.  Counsel has advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed.  Counsel also advised that in view of the complexity of the issue, he believes the final overpayment will be an amount negotiated between the Company and Medicare.  The Company has a reserve of $150,000 as of October 31, 2001 as an estimated liability in connection therewith.

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

In December 2000, the Company instituted a lawsuit against the former owners of one of the Company's wholly owned subsidiaries.  The complaint alleges that in connection with the Right Body Foods, Inc. ["RBF"] acquisition and the simultaneous employment of the former owner as Director of RBF, that material misrepresentations and misleading statements were made regarding the business being purchased [See Note 18].  The defendants filed a counterclaim in January 2001 denying the allegations filed in the complaint by the Company.  In addition, the defendants asserted a claim of sexual harassment and discrimination against several officers of the Company.  The litigation is in its initial stages and no predication as to the possible outcome could be determined.

[16] Insurance

The Company maintains professional liability insurance of $3,000,000 in the aggregate, with a per occurrence limit of $3,000,000 .  In addition, the Company maintains excess commercial insurance of $2,000,000 per occurrence and $3,000,000 in aggregate.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company's operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2001 and 2000, the Company had approximately $1,873,000 and $414,000, respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

On December 2, 1999, the Company acquired the business of Medical Marketing Group, Inc. ["MMGI"]. MMGI is engaged in selling Internet website design and other Internet orientated services to medical professionals including individual and group physician practices. The Company issued 140,000 shares of common stock in exchange for the title and interest in the WEB business.  In addition, the Company issued 60,000 shares of common stock in connection with a non-competition agreement with the former owner of MMGI.  At the date of acquisition, the 200,000 shares of the Company's common stock issued had a value of approximately $597,600.  In October 2001, the Company granted options to purchase 50,000 shares of the Company's common stock at an exercise price of $3 per share to the former owner of MMGI for consulting services.  An expense of approximately $27,000 was recorded in fiscal 2001.  Such options were also exercised in October 2001.

On December 14, 1999, the Company acquired the business of Right Body Foods, Inc. ["RBF"].  RBF is engaged in the manufacture of health food products at a single facility located in New York.  In exchange for acquiring the majority of the assets of RBF, the Company issued 180,000 shares of its common stock. In addition, the Company issued 20,000 shares of common stock to the former owner of RBF in connection with a non-competition agreement. The 200,000 shares of the Company's common stock issued in connection with the acquisition had a value of approximately $437,600.

Both the MMGI and RBF acquisitions were accounted for under the purchase method of accounting.   Under this method, the purchase price was allocated to the acquired assets based on their estimated fair value at date of acquisition. In both acquisitions, the purchase price was primarily allocated to a customer list and non-competition agreements with the former owners. Each of the customer lists acquired will be amortized over a 20 year period utilizing the straight line method of amortization.  Non-Competition covenants will be amortized over the life of the respective covenant under the straight-line method of amortization. The results of operations for MMGI and RBF have been included in the consolidated statement of operations from the respective dates of acquisition.

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

The agreement also included a provision for a purchase price adjustment ["earn-up"], upon Medilabs, Inc. obtaining a NY State municipal contract for services and meeting certain revenue criteria.  The earn-up is subject to a maximum additional purchase price payment of $1,250,000.  During fiscal 2000, Medilabs, Inc. achieved the criteria needed to earn the maximum "earn-up" of $1,250,000.  At such time additional goodwill of $1,250,000 was recorded.  The "earn-up" is payable in three installments of $625,000, $312,500 and $312,500.  On July 1, 2000, the Company paid the first installment of $625,000.  The remaining second and third installments of $312,500 each, due November 2000 and May 2001, were paid in fiscal 2001.

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

O c t o b e r 3 1,
	2 0 0 1		2 0 0 0
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Long-Term Debt	$400,000	$400,000	$1,459,879	$1,459,879

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 7].

[20] Health Insurance Plan

The Company has a limited self–funded health insurance plan for its employees under which the Company pays the initial $50,000 of covered medical expenses per person per year.  The Company has a contract with an insurance carrier for any excess.  Health insurance expense for the years ended October 31, 2001, 2000 and 1999, totaled approximately $230,000, $217,000 and $287,000, respectively.

[21] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the "Plan"].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the years ended December 31 [the plan year end], 2000 and 1999, the Company elected not to make matching contributions to the plan.  For the plan year beginning January 1, 2001, the Company elected to make a matching contribution of 3% not to exceed $250.  The employer contribution will be fully vested after the fifth year of service.

[22] New Authoritative Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 141, "Business Combinations," SFAS No. 142 "Goodwill and Other Intangible Assets and SFAS No. 143, "Accounting for Asset Retirement Obligations."

SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually [or more frequently under certain conditions] for impairment in accordance with this statement.  This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of."  Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121.

SFAS No. 143 requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

We plan to early adopt SFAS No. 142 effective November 1, 2001.  Management is in the process of analyzing the effect of SFAS No. 142 to the Company's financial position, which may be material.  We do not expect the adoption of SFAS No. 141, 143 and 144 to have a material impact on our results of operations and financial condition.

[23] Subsequent Events

In December 2001, one of the Company's wholly owned subsidiary [CareEvolve] entered into a five year strategic marketing alliance agreement with Roche Diagnostic Corporation ["RDC"].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provide that RDC will provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, shall hire marketing and management personnel to provide increased selling and marketing efforts.  Within 30 days of the agreement, RDC will pay CareEvolve the sum of $1,000,000 which will be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee will be authorized to be paid with the proceeds of the $1,000,000.  During the term of the agreement, CareEvolve will pay to RDC and Bio-Reference 50% of the net after-tax income generated each quarter.

In January 2002, the Company amended its revolving loan agreement with PNC Bank which increased the maximum borrowing amount available to the lesser of (i) $25,000,000 or (ii) 50% of the Company's qualified accounts receivable [as defined in the agreement] and extended the agreement through September 2004.

[24] Selected Quarterly Financial Data [Unaudited]

	Three months ended
					Fiscal
	1/31/01	4/30/01	7/31/01	10/31/01	Year 2001

Net Revenues	$18,387,172	$19,831,231	$21,168,044	$21,235,405	$80,621,852
Gross Profit	8,126,447	8,928,342	9,541,722	9,761,742	36,358,253
Net Income	122,029	502,501	619,835	1,117,384	2,361,749
Net Income Per Common Share:
Basic	.01	.05	.06	.12	.24
Diluted	.01	.05	.05	.11	.22

	Three months ended
					Fiscal
	1/31/00	4/30/00	7/31/00	10/31/00	Year 2000

Net Revenues	$15,029,560	$16,286,141	$17,171,598	$17,972,774	$66,460,073
Gross Profit	6,524,117	7,161,988	7,727,504	7,872,113	29,285,722
Net Income [Loss]	(95,565)	(122,283)	44,929	278,074	105,155
Net Income [Loss] Per Common Share:
Basic	(.01)	(.02)	.01	.03	.01
Diluted	(.01)	(.02)	.01	.03	.01

.   .   .   .   .   .   .   .   .   .

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of

Bio–Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic financial statements of Bio–Reference Laboratories, Inc. and its subsidiaries appears on page F-1.  That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial  statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

January 5, 2002

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999.

(a)	(b)	(c)	(d)	(e)

	Balance at	Charged to	Deductions	Balance
	Beginning	Cost and	To Valuation	at End
Description	of Period	Expenses	Accounts	of Period

Year Ended October 31, 2001
Allowance for Doubtful Accounts	$4,716,875	$10,730,990	$(10,474,379)	$4,973,486
Contractual Credits/Discounts	18,840,060	115,393,139	(107,828,465)	26,404,734

Total Allowance	$23,556,935	$126,124,129	$(118,302,844)	$31,378,220

Year Ended October 31, 2000
Allowance for Doubtful Accounts	$3,053,558	$8,658,067	$(6,994,750)	$4,716,875
Contractual Credits/Discounts	12,259,377	86,111,902	(79,531,219)	18,840,060

Total Allowance	$15,312,935	$94,769,969	$(86,525,969)	$23,556,935

Year Ended October 31, 1999
Allowance for Doubtful Accounts	$2,429,005	$8,855,221	$(8,230,868)	$3,053,358
Contractual Credits/Discounts	11,065,470	72,102,483	(70,908,376)	12,259,377

Total Allowance	$13,494,475	$80,957,704	$(79,139,244)	$15,312,935