Form 10-Q
period 2002-01-31
BIO REFERENCE LABORATORIES INC
filed 2002-03-08
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2002

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.

481 Edward H. Ross Drive, Elmwood Park, NJ  07407

(201) 791-2600

NEW JERSEY	22-2405059
(State of incorporation)	(IRS Employer Identification No.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,199,918 shares of Common Stock ($.01 par value) at February 25, 2002.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2002

I N D E X

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	January 31,	October 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$2,823,156	$2,355,356
Accounts Receivable (Net)	28,559,396	27,286,429
Inventory	952,602	985,473
Other Current Assets	1,231,606	1,004,507
TOTAL CURRENT ASSETS	$33,566,760	$31,631,765

PROPERTY, PLANT AND EQUIPMENT	$4,729,509	$4,510,189
LESS: Accumulated Depreciation	2,850,035	2,710,196
TOTAL PROPERTY,
PLANT AND EQUIPMENT - NET	$1,879,474	$1,799,993

OTHER ASSETS:
Due from Related Party	—	8,917
Deposits	261,750	259,885
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated Amortization of $1,860,390 and $1,708,971 respectively)	3,448,403	3,501,987
Other Assets	940,384	959,953

TOTAL OTHER ASSETS	$10,493,774	$10,573,979

TOTAL ASSETS	$45,940,008	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2002	2001
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,567,204	$7,225,633
Salaries and Commissions Payable	2,027,797	1,813,357
Accrued Taxes and Expenses	994,538	1,353,312
Current Portion of Long-Term Debt	998,062	1,059,879
Current Portion of Leases Payable	293,953	301,744
Notes Payable	13,611,807	12,620,671
TOTAL CURRENT LIABILITIES	$25,493,361	$24,374,596

LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	200,000	400,000
Long-Term Portion of Leases Payable	539,536	611,816
Other Long-Term Liabilities	145,740	145,740

TOTAL LONG-TERM LIABILITIES	$885,276	$1,157,556

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	$—	$—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 11,197,918 shares at January 31, 2002 and 11,010,646 shares at October 31, 2001	111,979	110,106

Additional Paid-In Capital	28,238,774	28,101,152

Accumulated [Deficit]	(8,436,782)	(9,146,529)
Totals	$19,974,379	$19,125,137
Deferred Compensation	(413,008)	(651,552)

TOTAL SHAREHOLDERS’ EQUITY	$19,561,371	$18,473,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,940,008	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended
	January 31,
	2 0 0 2	2 0 0 1
NET REVENUES:	$22,294,644	$18,387,172

COST OF SERVICES:

Depreciation	$128,084	$179,432
Employee Related Expenses	5,742,058	4,753,595
Reagents and Lab Supplies	3,813,339	2,880,238
Other Cost of Services	3,242,653	2,447,460

TOTAL COST OF SERVICES	$12,926,134	$10,260,725

GROSS PROFIT ON REVENUES	$9,368,510	$8,126,447

GENERAL AND ADMINISTRATIVE EXPENSES:

Depreciation and Amortization	$163,177	$210,212
Other General and Admin. Expenses	5,824,969	5,070,383
Bad Debt Expense	2,404,826	2,286,727

TOTAL GENERAL AND ADMIN. EXPENSES	$8,392,972	$7,567,322

OPERATING INCOME	$975,538	$559,125

OTHER (INCOME) EXPENSES:

Interest Expense	$268,585	$441,443
Interest Income	(9,730)	(4,347)

TOTAL OTHER EXPENSES - NET	$258,855	$437,096

INCOME BEFORE TAX	716,683	122,029

Provision for Income Taxes	$6,935	$—

NET INCOME	$709,748	122,029

NET INCOME PER SHARE - BASIC:	$.06	$.01

NUMBER OF SHARES - BASIC:	11,103,662	8,505,444

NET INCOME PER SHARE - DILUTED:	$.06	$.01

NUMBER OF SHARES - DILUTED:	12,801,081	9,356,077

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Three months ended
	January 31,
	2 0 0 2	2 0 0 1
OPERATING ACTIVITIES:
Net Income	$709,748	$122,029
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	238,544	57,062
Depreciation and Amortization	291,261	389,644
Provision for Bad Debts	2,404,826	2,286,727
Deferred Income Tax	(42,277)	—
Change in Assets and Liabilities
(Increase) Decrease in:
Accounts Receivable	(3,677,792)	(4,629,641)
Other Assets	19,569	(227,759)
Inventory	32,871	(3,711)
Other Current Assets	(177,767)	26,285
Deferred Charges	(97,839)	—
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	197,235	(135,409)

NET CASH - OPERATING ACTIVITIES	$(101,621)	$(2,114,773)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(219,319)	$(29,781)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	$(261,818)	$(254,859)
Payments of Capital Lease Obligations	(80,072)	(75,704)
Increase in Revolving Line of Credit	991,136	2,000,000
Cash Overdraft	—	34,986
Proceeds from Exercise of Options	139,494	—

NET CASH - FINANCING ACTIVITIES	$788,740	$1,704,423

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$467,800	$(440,131)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$2,355,356	$440,131

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$2,823,156	$—

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$237,581	$397,290
Income Taxes	$47,212	$4,780

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

[1] In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented and do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America  for complete financial statements.

[2] The results of operations for the three months ended January 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2001 as filed with the Securities and Exchange ommission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2001 Form 10-K.

[5] Revenues are recognized at the time the services are performed.  Revenues on the statement of operations are net of the following amounts for allowances and discounts.

	Three Months Ended January 31, [Unaudited]
	2002	2001
Medicare/Medicaid	$14,626,316	$9,266,212
Other	16,026,985	15,064,843
	$30,653,301	$24,331,055

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $31,964,419 at January 31, 2002 and $31,378,220 at October 31, 2001 and is comprised of the following items:

	[Unaudited]
	January 31, 2002	October 31, 2001
Contractual Credits/Discounts	$25,376,546	$26,404,734
Doubtful Accounts	6,587,873	4,973,486
	$31,964,419	$31,378,200

[7]  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards [“SFAS”]  No. 143 “Accounting for asset  retirement obligations” which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements. issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

As of November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142, the Company discontinued the periodic amortization of goodwill, but is now required to annually review the goodwill for potential impairment. Had SFAS No. 142 been effective in the comparative prior period, the following adjusted results of operations would have been achieved.

	Three Months Ended
	January 31
	2002	2001
Net Income:
Reported Net Income	$709,748	$122,029
Add Back: Goodwill Amortization	—	103,000
Adjusted Net Income	$709,748	$225,029

Basic Earnings Per Share:
Reported Net Income	$0.06	$0.01
Goodwill Amortization	—	0.01
Adjusted Net Income	$0.06	$0.02

Diluted Earnings Per Share:
Reported Net Income	$0.06	$0.01
Goodwill Amortization	—	0.01
Adjusted Net Income	$0.06	$0.02

[8]  At January 31, 2002, the Company had a gross deferred tax asset of approximately $1,900,000 and a valuation allowance of approximately $1,300,000 related to the asset, a  decrease of $451,000 from October 31, 2001.  The net deferred tax asset balance of approximately $600,000 primarily relates to net operating loss carry forwards and is reported under the “Other Current Assets” caption.

[9] In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining  defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of January  31, 2002, we were utilizing approximately $13,600,000 of this credit facility.

[10] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company’s Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2001, there was no change in the status of this matter.  The Company continued to reserve the sum of $150,000 on its October 31, 2000 and January 31, 2001 financial statements as the estimated liability in connection therewith.

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

The litigation is in the discovery stage and no prediction can be made as to probable outcome of this lawsuit at this time.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
COMPARISON OF FIRST QUARTER 2002 VS FIRST QUARTER 2001

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to our business, the results of our operations and our financial condition, reference is made to our Annual Report on Form 10-K for the year ended October 31, 2001.

NET REVENUES:

We had net revenues for the three month period ended January 31, 2002 of $22,294,644, as compared to $18,387,172 for the three month period ended January 31, 2001. This represents a 21% increase in net revenues. This increase is due to a 21% increase in the number of patients serviced. Our laboratory operations had net revenues of $22,274,778 during the quarter ended January 31, 2002. Our other subsidiaries had combined net revenues of approximately $20,000 for the quarter ended January 31, 2002.

The number of patients serviced during the quarter ended January 31, 2002 was 449,123 which was 21% greater when compared to the prior fiscal year’s quarter ended January 31, 2001. Net revenue per patient for the quarter ended January 31, 2002 was $49.59 compared to net revenue per patient for the quarter ended January 31, 2001 of $49.57.

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

We have held the contract for the New York State Prison System for the past four years and we are substantially expanding our operations into this highly undervalued area of correctional institution healthcare services. During the fiscal year ended October 31, 2001, we signed contracts with Prison Health Services (“PHS”) to service the following correctional facilities:

•  Rikers Island Jail (NYC) and NYC Borough Detention Centers

•  Eastern Pennsylvania Prisons

•  Philadelphia (PA) City Jails

In addition, we have renewed the Union (NJ) County Jail, the Passaic (NJ) County Jail, and the Ocean (NJ) County Jail contracts.

COST OF SERVICES:

Cost of Services increased from $10,260,725 for the three month period ended January 31, 2001 to $12,926,134 for the three month period ended January 31, 2002, an increase of $2,665,409 or 26%. This increase was due to a substantial expansion of our laboratory infrastructure over the previous year to accommodate the increase in patients serviced over the period. It includes the expansion of services to 24 hours/7 days a week and expansion of our molecular diagnostic laboratory. The increase also reflects the higher costs associated with the complex testing which was required in providing laboratory services to the New York Fire Department and the Federal Emergency management Administration in the aftermath of the September 11th World Trade Center terrorist attack. These costs were of a one-time nature and should not affect future cost of services. Our subsidiaries contributed approximately $27,000 to this increase.

GROSS PROFITS:

Gross profit on net revenues increased 15% to $9,368,510 for the three month period ended January 31, 2002 compared to $8,126,447 for the same period ended January 31, 2001. Gross Profit margin decreased 2% in the current period reflecting increased costs of complex testing performed in the aftermath of the September 11th World Trade Center terrorist attack and expansion of our infrastructure and molecular diagnostic testing capability.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2002 were $8,392,972, compared to $7,567,322 for the quarter ended January 31, 2001. This represents an increase of 11% compared to an increase in patient count and revenues of 21% for the same period.

INTEREST EXPENSE:

Interest expense decreased from $441,443 for the three month period ended January 31, 2001  to $268,585 for the three month period ended January 31, 2002, a decrease of $172,858. This is due to a decrease in the interest rate on our credit line with PNC Bank which was effective commencing in the fourth quarter of fiscal 2001, and will influence this expense through the third quarter of the current fiscal year, as compared to the corresponding period in the prior fiscal year.

INCOME:

We realized net income of $709,748 for the period ended January 31, 2002, compared to net income of $122,029 for the same period ended January 31, 2001. Our subsidiaries had a net loss of approximately $38,000 for the current period compared to a net loss of approximately $138,000 for the same period in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES:

For the Quarter Ended January 31, 2002

Our working capital at January 31, 2002 was approximately $8,100,000 as compared to approximately $7,300,000 at October 31, 2001, an increase of $800,000. Our cash position increased by approximately $470,000 during the current period. We borrowed approximately $990,000 in short term debt and repaid approximately $342,000 in existing debt. We had current liabilities of approximately $25,500,000 at January 31, 2002. We utilized approximately $102,000 in cash from operations, compared to cash utilized from operations for the quarter ended January 31, 2001 of approximately $2,100,000.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $28,559,000 at January 31, 2002, an increase of approximately $2,168,000 from January 31, 2001, or 8%. This increase was primarily attributable to increased revenue.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to us is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of January 31, 2002, we were utilizing approximately $13,600,000 of this credit facility.

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

Our cash balance at January 31, 2002 totaled approximately $2,823,000 as compared to approximately $2,355,000 at October 31, 2001.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2002.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

The FASB has issued Statement No. 143 “Accounting for Asset Retirement Obligations” in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

As of November 1, 2001, the Company adopted Statement of Financial Accounting Standards [“SFAS”] No. 142, “Goodwill and Other Intangible Assets.” In accordance with the provisions of SFAS No. 142, the Company discontinued the periodic amortization of goodwill, but is now required to annually review the goodwill for potential impairment.

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

The Company has filed no reports on Form 8-K during the quarter ended January 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

(Registrant)

/S/ Marc D. Grodman, M.D.

Marc D. Grodman, M.D.

President

/S/ Sam Singer

Sam Singer

Chief Financial and Accounting Officer

Date:  March 8, 2002