Form 10-Q
period 2002-04-30
BIO REFERENCE LABORATORIES INC
filed 2002-06-03
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2002

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

Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,580,919 shares of Common Stock ($.01 par value) at May 30, 2002.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2002

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheet as of April 30, 2002 (unaudited) and October 31, 2001

Statements of Operations for the three months and six months ended April 30, 2002 and April 30, 2001 (unaudited)

Statements of Cash Flows for the six months ended April 30, 2002 and April 30, 2001 (unaudited)

Notes to financial statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

Signatures

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	April 30,	October 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$3,005,648	$2,355,356
Accounts Receivable (Net)	28,088,893	27,286,429
Inventory	891,183	985,473
Other Current Assets	1,140,832	1,004,507
TOTAL CURRENT ASSETS	$33,126,556	$31,631,765

PROPERTY, PLANT AND EQUIPMENT	$5,019,386	$4,510,189
LESS: Accumulated Depreciation	2,999,642	2,710,196
TOTAL PROPERTY,
PLANT AND EQUIPMENT - NET	$2,019,744	$1,799,993

OTHER ASSETS:
Due from Related Party	—	8,917
Deposits	291,850	259,885
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated Amortization of $2,011,812 and $1,708,971 respectively)	3,409,281	3,501,987
Other Assets	1,009,527	959,953

TOTAL OTHER ASSETS	$10,553,895	$10,573,979

TOTAL ASSETS	$45,700,195	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2002	2001
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,313,692	$7,225,633
Salaries and Commissions Payable	1,932,345	1,813,357
Accrued Taxes and Expenses	1,703,454	1,353,312
Current Portion of Long-Term Debt	934,371	1,059,879
Current Portion of Leases Payable	344,792	301,744
Notes Payable	11,795,714	12,620,671
TOTAL CURRENT LIABILITIES	$24,024,368	$24,374,596

LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	—	400,000
Long-Term Portion of Leases Payable	622,384	611,816
Other Long-Term Liabilities	120,740	145,740

TOTAL LONG-TERM LIABILITIES	$743,124	$1,157,556

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares, None Issued.	—	—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 11,263,918 shares at April 30, 2002 and 11,010,646 shares at October 31, 2001	112,639	110,106

Additional Paid-In Capital	28,305,866	28,101,152

Accumulated [Deficit]	(7,176,614)	(9,146,529)
Totals	$21,302,299	$19,125,137
Deferred Compensation	(369,596)	(651,552)

TOTAL SHAREHOLDERS’ EQUITY	$20,932,703	$18,473,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$45,700,195	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2002	2001	2002	2001

NET REVENUES:	$23,863,545	$19,831,231	$46,158,188	$38,218,403

COST OF SERVICES:

Depreciation	$137,024	$175,539	$265,108	$354,971
Employee Related Expenses	5,768,780	4,957,841	11,510,838	9,711,436
Reagents and Lab Supplies	3,816,240	3,142,493	7,629,580	6,022,731
Other Cost of Services	2,926,132	2,627,016	6,168,784	5,074,474
TOTAL COST OF SERVICES	$12,648,176	$10,902,889	$25,574,310	$21,163,612

GROSS PROFIT ON REVENUES	$11,215,369	$8,928,342	$20,583,878	$17,054,791

General and Administrative Expenses:

Depreciation and Amortization	$164,005	$209,274	$327,182	$419,486
Other General and Admin. Expenses	6,293,235	5,419,620	12,118,204	10,490,004
Bad Debt Expense	3,171,119	2,349,919	5,575,946	4,636,646

TOTAL GENERAL AND ADMIN. EXPENSES	$9,628,359	$7,978,813	$18,021,332	$15,546,136

OPERATING INCOME	$1,587,010	$949,529	$2,562,546	$1,508,655

OTHER (INCOME) EXPENSES:

Interest Expense	$249,992	$447,838	$518,577	$889,281
Interest Income	(8,923)	(810)	(18,654)	(5,157)

TOTAL OTHER EXPENSES - NET	$241,069	$447,028	$499,923	$884,124

INCOME BEFORE TAX	$1,345,941	$502,501	$2,062,623	$624,531

Provision for Income Taxes	85,773	—	92,708	—

NET INCOME	$1,260,168	$502,501	$1,969,915	$624,531

NET INCOME PER SHARE:	$.11	$.05	$.18	$.07

NUMBER OF SHARES:	11,234,918	9,379,782	11,169,290	8,942,616

NET INCOME PER SHARE: ASSUMING DILUTION	$.10	.05	.15	.06

NUMBER OF SHARES - ASSUMING DILUTION:	12,889,043	10,401,006	12,820,840	9,963,840

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Six months ended
	April 30,
	2002	2001
OPERATING ACTIVITIES:
Net Income	$1,969,915	$624,531
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	157,160	114,123
Compensation Expense	—	167,936
Depreciation and Amortization	592,290	774,458
Deferred Income Taxes	14,000	—
Provision for Bad Debts	5,575,946	4,636,646
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(6,378,409)	(7,994,915)
Other Assets	(317,755)	(274,640)
Prepaid Expenses and Other Current Assets	(7,038)	(328,985)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	667,983	1,081,772

NET CASH - OPERATING ACTIVITIES	2,274,092	$(1,199,074)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(295,373)	$(292,026)

NET CASH - INVESTING ACTIVITIES	$(295,373)	$(292,026)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$207,247	$143,750
Payments of Long-Term Debt	(550,509)	(561,382)
Payments of Capital Lease Obligations	(160,208)	(160,164)
(Decrease) Increase in Revolving Line of Credit	(824,957)	1,937,279

NET CASH - FINANCING ACTIVITIES	$(1,328,427)	1,359,483

NET INCREASE (DECREASE) IN CASH	$650,292	$(131,617)

CASH AT BEGINNING OF PERIODS	2,355,356	440,131

CASH AT END OF PERIODS	$3,005,648	308,514

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$463,440	$797,274
Income Taxes	$47,212	$4,780

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(UNAUDITED)

During the six month period ended April 2001, Bio-Reference Laboratories, Inc.  (the “Company”)  entered into three capital leases totaling approximately $151,000 with two leasing companies.

During the six month period ended April 2001, the Company issued 479,000 shares of its common stock for services rendered (or to be rendered).  The Company issued 22,000 shares to employees, and 457,000 shares for consulting services.

During the six month period ended April 30, 2002, the Company entered into five capital leases totaling approximately $213,000 with two vendors.

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

[2] The results of operations for the six months ended April 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2001 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2001 Form 10-K.

[5] Revenues are recognized at the time the services are performed.  Revenues on the statement of operations are net of the following amounts for allowances and discounts.

	Three Months Ended April 30 [Unaudited]		Six Months ended April 30 [Unaudited]
	2002	2001	2002	2001

Medicare/Medicaid	$15,924,920	$13,019,530	$30,551,236	$25,178,843

Other	$17,959,685	15,518,741	33,986,674	27,690,483

	$33,884,605	$28,538,271	$64,537,910	$52,869,326

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

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $31,892,955 at April 30, 2002 and $31,378,220 at October 31, 2001 and is comprised of the following items:

	[Unaudited] April 30, 2002	October 31, 2001

Contractual Credits/Discounts	$25,187,448	$26,404,734

Doubtful Accounts	6,705,507	4,973,486

	$31,892,955	$31,378,220

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

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	Six Months Ended April 30 [Unaudited]		Three Months Ended April 30 [Unaudited]
	2002	2001	2002	2001
Net Income:
Reported Net Income	$1,969,915	624,531	$1,260,168	$502,501
Add Back: Goodwill Amortization	—	206,000	—	103,000
Adjusted Net Income	$1,969,915	830,531	$1,260,168	$605,501
Basic Earnings Per Share:
Reported Net Income	$.18	$.09	$.11	$.06
Goodwill Amortization	—	.02	—	.01
Adjusted Net Income	$.18	$.11	$.11	$.07
Diluted Earnings Per Share:
Reported Net Income	$.15	$.08	$.10	$.06
Goodwill Amortization	—	.02	—	.01
Adjusted Net Income	$.15	$.10	$.10	$.07

[8] At April 30, 2002, the Company had a gross deferred tax asset of approximately $1,350,000 and a valuation allowance of approximately $800,000 related to the asset, a  decrease of $960,000 from October 31, 2001.  The net deferred tax asset balance of approximately $550,000 primarily relates to net operating loss carry forwards and is reported under the “Other Current Assets” caption.

[9] In January 2002, the Company amended its revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining  defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of April 30, 2002, we were utilizing approximately $11,800,000 of this credit facility.

[10] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company’s Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2001, there was no change in the status of this matter.  The Company continued to reserve the sum of $150,000 on its October 31, 2001 and April 30, 2002 financial statements as the estimated liability in connection therewith.

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

The litigation is in the pre-trial stage and no prediction can be made as to probable outcome of this lawsuit at this time.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2002  VS SECOND QUARTER 2001

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

NET REVENUES:

Net revenues for the three month period ended April 30, 2002 were $23,863,545 as compared to $19,831,231 for the three month period ended April 30, 2001; which represents a 20% increase in net revenues. This increase is due to a 13% increase in patient counts and a 7% increase in net revenues per patient.  Our subsidiaries had combined net revenues of approximately $23,000 for the three month period ended April 30, 2002.

The number of patients serviced during the three month period ended April 30, 2002 was 482,533 which was 13% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2002 was $49.42 compared to net revenue per patient of $46.30 for the three month period ended April 30, 2001, an increase of $3.12 or 7%. This increase in net revenues per patient is directly related to the increase in more expensive and esoteric testing.

During February 2002, we signed a contract with Prison Health Services (“PHS”) to service the Western Pennsylvania Prisons.

COST OF SALES:

Cost of Services increased from $10,902,889 for the three month period ended April 30, 2002 to $12,648,176 for the three month period ended April 30, 2002, an increase of $1,745,287 or 16%. This increase is in line with the increase in net revenues of 20%.  Our subsidiaries contributed approximately $29,000 to this increase. The increase in cost of sales for laboratory operations was $1,936,225 or 18%.

GROSS PROFITS:

Gross profits, increased from $8,928,342 for the three month period ended April 30, 2001 to $11,215,369 for the three month period ended April 30, 2002; an increase of $2,287,027 or 26%. This is primarily attributable to the increase in net revenues. Profit margins increased from 45% to 47% which is primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues.   Our subsidiaries had a combined gross loss of approximately $12,000 for the current three month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2001 was $7,978,813 as compared to $9,628,359 for the three month period ended April 30, 2002, an increase of $1,649,546 or 21%. General and administrative expenses, excluding bad debt expense, for the three month period ended April 30, 2001 was $5,628,894 as compared to $6,457,240 for the three month period ended April 30, 2002, an increase of $828,346 or 15%. This increase is in line with the increase in net revenues of 20%.  Our subsidiaries contributed approximately $29,000 to this increase.

INTEREST EXPENSE:

Interest expense decreased to $249,992 during the three month period ending April 30, 2002 from $447,838 during the three month period ended April 30, 2001 and is due to our decrease in asset based borrowing of approximately $2,100,000 and lower interest rates.  We believe that this trend will continue during the current fiscal year.

INCOME (LOSS):

We realized net income of $1,260,168 for the three month period ended April 30, 2002, as compared to $502,501  for the three month period ended April 30, 2001. Our laboratory operations realized net income of $1,300,343 for the three month period ended April 30, 2002, as compared to $769,322 for the three month period ended April 30, 2001.  Our subsidiaries had a combined net loss of approximately $40,000.

SIX MONTHS 2002 COMPARED TO SIX MONTHS 2001

NET REVENUES:

Net Revenues for the six month period ended April 30, 2002 were $46,158,188 as compared to $38,218,403 for the six month period ended April 30, 2001; this represents a 21% increase in net revenues. This increase is due to a 17% increase in patient counts and a 3.5% increase in revenue per patient.  Our subsidiaries had combined net revenues of approximately $38,000 during the current six month period.

The number of patients serviced during the six month period ended April 30, 2002 was 931,656 which was 17% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2002 was $49.50, compared to net revenue per patient for the six month period ended April 30, 2001 of $47.82, an increase of $1.68 or 3.5%.This increase is directly related to our increase in more expensive and esoteric testing.

Effective December 31, 2001, we executed a Strategic Marketing Alliance Agreement with Roche Diagnostics Corporation (“Roche”). Pursuant to the Strategic Marketing Alliance Agreement, Roche agreed to advance $1 million to CareEvolve to fund CareEvolve’s ongoing operating expenses as approved by an eight-man Steering Committee consisting of four Roche designees and our four designees. Roche agreed during the five-year term of the Agreement to provide certain of its managerial marketing personnel for training by Care Evolve and to cause these personnel to market the CareEvolve Services along with Roche services and products. In addition, Roche agreed to cause its sales personnel to exercise reasonable efforts to market and sell the CareEvolve Services. We agreed that we will cause our personnel and CareEvolve personnel to also exercise reasonable efforts to market and sell the CareEvolve Services. We have agreed to share any net after-tax income generated through the sale, licensing or commercialization of the CareEvolve Services during the term of the Strategic Marketing Alliance Agreement on a 50-50 basis with Roche. The Strategic Marketing Alliance Agreement can be terminated (a) at any time upon the mutual written agreement of the parties; (b) on the first or on any subsequent anniversary of the date of the Agreement by either party; (c)  by a non-breaching party in the event of a material breach by the other party; (d) by either party in the event of the insolvency of the other party; (e) by Roche if our vendor agreement with Med-Unite (which allows CareEvolve physician subscribers to access certain on-line Med-Unite services including on-line claims eligibility and claims processing) expires or is terminated for any reason; and (f) in the event of a Steering Committee Deadlock which can not be resolved. If Roche terminates the Agreement for any of the causes set forth in (c)  (d) or (e) above, or if we terminate the Agreement pursuant to (b) above effective during the first two years, or if either of us terminates the Agreement pursuant to (f) above within the first two years, Roche is entitled to be repaid an amount equal to all monies it advanced to CareEvolve less all CareEvolve operating expenses approved by the Steering Committee and paid prior to termination. In addition, in the event of any such termination, Roche shall be entitled to 50% of the net after tax income generated through sales, licensing or commercialization of the CareEvolve Services to Roche accounts until the later of five years after execution of the Agreement or two years after termination. In the event we terminate the Agreement pursuant to (b) above within the first two years, Roche is automatically granted an irrevocable, worldwide, perpetual royalty-free nonexclusive license to use the CareEvolve Services. Roche has also been granted an option during the term of the Agreement to purchase an up to 50% equity interest in CareEvolve from us at fair market value at the time of exercise of the option as well as a right of first refusal in connection with any proposed sale by us of CareEvolve. Roche has also been granted the option during the term of the Agreement to initiate negotiations to purchase a minority investment in us and we have agreed to negotiate in good faith if Roche initiates such negotiations. At the present time, there is no indication that Roche intends to exercise any such option.

We have held the contract for the New York State Prison System for the past four years and we are substantially expanding our operations into this highly undervalued area of correctional institution healthcare services. During the fiscal year ended October 31, 2001, we signed contracts with PHS to service the following correctional facilities:

•  Rikers Island Jail (NYC) and NYC Borough Detention Centers

•  Eastern Pennsylvania Prisons

•  Philadelphia (PA) City Jails

In addition, we have renewed the Union (NJ) County Jail, the Passaic (NJ) County Jail, and the Ocean (NJ) County Jail contracts.

During February 2002, we signed a contract with PHS to service the Western Pennsylvania Prisons.

COST OF SALES:

Cost of Sales increased to $25,574,310 for the six month period ended April 30, 2002 from $21,163,612 for the six month period ended April 30, 2001. This represents a 21% increase in direct operating costs. This increase is related to the increase in net revenues of 21%.  Our subsidiaries had a combined cost of sales of approximately $56,000 for the current six month period. The increase in cost of sales for laboratory operations was $4,624,725 or 22%.

GROSS PROFITS:

Gross profits on net revenues, increased to $20,583,878 for the six month period ended April 30, 2002 from $17,054,791 for the six month period ended April 30, 2001; an increase of $3,529,087 (21%) primarily attributable to the increase in net revenues.  Gross profit margins for both periods was 45%; however, profit margins increased 3% from the first quarter of the current fiscal year.  Our subsidiaries had a combined gross loss of approximately $18,000 for the current six month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2001 were $15,546,135 as compared to $18,021,332 for the six month period ended April 30, 2002, an increase of $2,475,197 or 16%. This increase is in line with the increase in net revenues. General and administrative expenses, excluding bad debt expense for the six month period ended April 30, 2001 was $10,909,490 as compared to $12,445,386 for the six month period ended April 30, 2002, an increase of $1,535,896 or 14%.  Our subsidiaries had combined general and administrative expenses of approximately $60,000 for the current six month period.

INTEREST EXPENSE:

Interest expense decreased to $518,577 during the six month period ending April 30, 2002 as compared to $889,281 during the six month period ending April 30, 2001 a decrease of $370,704 and is due to our decrease in asset based borrowing and lower interest rates.  We believe that this trend will continue during the current fiscal year.

INCOME:

We realized net income of $1,969,915 for the six month period ended April 30, 2002 as compared to $624,531 for the six month period ended April 30, 2001.  Our laboratory operations realized net income of $2,048,539 for the six month period ended April 30, 2000 as compared to $1,029,849 for the six month period ended April 30, 2001, an increase of $1,018,690.  Our subsidiaries had a combined loss of approximately $79,000 for the current six month period.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2002 was approximately $9,100,000 as compared to approximately $7,300,000 at October 31, 2001, an increase of $1,800,000. Our cash position increased by approximately $650,000 during the current period.  We decreased our short term debt by approximately $825,000 and repaid approximately $710,000 in existing long-term debt and capital leases . We had current liabilities of approximately $24,000,000 at April 30 2002. We generated approximately $2,275,000 in cash from operations, compared to cash utilized from operations for the period ended April 30, 2001 of approximately $1,200,000.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $28,089,000 at April 30, 2002, an increase of approximately $802,000 from October 31, 2001, or 3%.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to us is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of April 30, 2002, we were utilizing approximately $11,800,000 of this credit facility.

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

Our cash balance at April 30, 2002 totaled approximately $3,000,000 as compared to approximately $2,355,000 at October 31, 2001.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2002.

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

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: May 30, 2002