Form 10-Q
period 2002-07-31
BIO REFERENCE LABORATORIES INC
filed 2002-09-05
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2002

AND

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2405059
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

481 Edward H. Ross Drive, Elmwood Park, NJ	07407
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)  (201) 791-2600

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

Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,588,588 shares of common stock ($.01 par value) at September 5, 2002.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31,  2002

I N D E X

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

	July 31, 2002	October 31, 2001
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$3,426,590	$2,355,356
Accounts Receivable (Net)	28,354,636	27,286,429
Inventory	1,087,713	985,473
Other Current Assets	1,338,527	1,004,507
TOTAL CURRENT ASSETS	$34,207,466	$31,631,765

PROPERTY, PLANT AND EQUIPMENT	$5,464,126	$4,510,189
LESS: Accumulated Depreciation	3,173,696	2,710,196
TOTAL PROPERTY, PLANT AND EQUIPMENT — NET	$2,290,430	$1,799,993

OTHER ASSETS:
Due from Related Party	—	8,917
Deposits	291,210	259,885
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated
Amortization of $2,183,745 and $1,708,974 respectively)	3,237,348	3,501,987
Other Assets	1,036,145	959,953

TOTAL OTHER ASSETS	$10,407,940	$10,573,979

TOTAL ASSETS	$46,905,836	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2002	October 31, 2001
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,034,482	$7,225,633
Salaries and Commissions Payable	1,946,039	1,813,357
Accrued Taxes and Expenses	1,128,490	1,353,312
Current Portion of Long-Term Debt	668,750	1,059,879
Current Portion of Leases Payable	410,409	301,744
Notes Payable	12,112,739	12,620,671
TOTAL CURRENT LIABILITIES	$23,300,909	$24,374,596

LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	—	400,000
Long-Term Portion of Leases Payable	764,071	611,816
Other Long-Term Liabilities	120,740	145,740

TOTAL LONG-TERM LIABILITIES	$884,811	$1,157,556

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	$—	$—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 11,588,588 shares at July 31, 2002 and 10,807,151 shares at October 31, 2001	115,886	110,106

Additional Paid-In Capital	28,543,576	28,101,152

Accumulated [Deficit]	(5,672,293)	(9,146,529)
Totals	$23,047,577	$19,125,137
Deferred Compensation	(327,461)	(651,552)

TOTAL SHAREHOLDERS’ EQUITY	$22,720,116	$18,473,585
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,905,836	$44,005,737

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,
	2002	2001	2002	2001
NET REVENUES:	$24,893,138	$21,168,044	$71,051,327	$59,386,447

COST OF SERVICES:
Depreciation	$161,165	$148,694	$426,273	$503,665
Employee Related Expenses	5,989,697	5,306,363	17,500,535	15,017,800
Reagents and Lab Supplies	3,773,726	3,587,158	11,403,306	9,609,889
Other Cost of Services	2,926,197	2,584,107	9,094,981	7,658,581
TOTAL COST OF SERVICES	$12,850,785	$11,626,322	$38,425,095	$32,789,935

GROSS PROFIT ON REVENUES	$12,042,353	$9,541,722	$32,626,232	$26,596,512

General and Administrative Expenses:

Depreciation and Amortization	$184,822	$243,601	$512,004	$663,087
Other General and Admin. Expenses	6,666,298	5,325,720	18,784,503	15,815,724
Bad Debt Expense	3,468,547	2,918,783	9,044,493	7,555,428

TOTAL GENERAL AND ADMIN. EXPENSES	$10,319,667	$8,488,104	$28,341,000	$24,034,239

OPERATING INCOME	$1,722,686	$1,053,618	$4,285,232	$2,562,273

OTHER (INCOME) EXPENSES:

Interest Expense	$202,780	$442,952	$721,356	$1,332,233
Interest Income	(13,062)	(9,169)	(31,716)	(14,326)

TOTAL OTHER EXPENSES — NET	$189,718	$433,783	$689,640	$1,317,907

INCOME BEFORE TAX	$1,532,968	$619,835	$3,595,592	$1,244,366

Provision for Income Taxes	28,647	—	121,355	—

NET INCOME	$1,504,321	$619,835	$3,474,237	$1,244,366

NET INCOME PER SHARE — BASIC:	$.13	$.06	$.31	$.13

NUMBER OF SHARES:	11,586,003	10,737,772	11,308,204	9,541,002

NET INCOME PER SHARE — ASSUMING DILUTION:	$.12	$.05	$.27	$.11

NUMBER OF SHARES:	13,068,750	12,595,294	12,712,045	11,398,524

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Nine months ended July 31,
	2002	2001
OPERATING ACTIVITIES:
Net Income	$3,474,237	$1,244,366
Adjustments to Reconcile Net Income to Cash Provided by (used for) Operating Activities:
Deferred Compensation	199,295	383,661
Compensation Expense	—	167,936
Depreciation and Amortization	938,277	1,146,503
Provision for Bad Debts	9,044,493	7,555,428
Deferred Tax Benefit	(27,000)	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(10,112,700)	(10,656,740)
Other Assets	(401,263)	(319,703)
Prepaid Expenses and Other Current Assets	(224,025)	(178,891)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	$(251,205)	$(585,626)

NET CASH — OPERATING ACTIVITIES	$2,640,109	$(1,243,066)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(448,168)	$(413,336)
NET CASH — INVESTING ACTIVITIES	(448,168)	$(413,336)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$448,204	$262,623
Proceeds from Sale of Common Stock	—	1,500,000
Payments of Long-Term Debt	(816,130)	(800,011)
Payments of Capital Lease Obligations	(244,849)	(236,827)
Increase (Decrease) in Revolving Line of Credit	(507,932)	2,429,325

NET CASH — FINANCING ACTIVITIES	$(1,120,707)	$3,155,110

NET INCREASE (DECREASE) IN CASH	$1,071,234	$1,498,708

CASH AT BEGINNING OF PERIODS	$2,355,356	$440,131

CASH AT END OF PERIODS	$3,426,590	$1,938.839

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$643,074	$1,200,017
Income Taxes	$92,212	$14,613

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine month period ended July, 2001, Bio-Reference Laboratories, Inc.  (the “Company”)  entered into capital leases totaling approximately $151,000 with two leasing companies.

During the nine month period ended July, 2001, the Company issued 479,000 shares of its common stock for services. The Company issued 22,000 shares to employees, and 457,000 shares for consulting services.

During the nine month period ended July, 2002, the Company entered into ten capital leases totaling approximately $505,000 with five vendors.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

[1] In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments [consisting only of normal adjustments and recurring accruals] which are necessary to present a fair statement of the results for the interim periods presented but do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America  for complete financial statements.

[2] The results of operations for the nine months ended July 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

[5] Revenues are recognized at the time the services are performed.  Revenues on the Statements of Operations are net of the following amounts for allowances and discounts.

	Three Months Ended July 31		Nine Months ended July 31
	[Unaudited]		[Unaudited]
	2002	2001	2002	2001
Medicare/Medicaid	$16,817,310	$14,491,410	$47,368,546	$39,670,253
Other	18,261,630	17,686,390	52,248,300	45,376,874
	$35,078,940	$32,177,800	$99,616,846	$85,047,127

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

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $32,055,500 at July 31, 2002 and $31,378,220 at October 31, 2001 and is comprised of the following items:

	[Unaudited] July 31, 2002	October 31, 2001
Contractual Credits/Discounts	$25,239,091	$26,404,734
Doubtful Accounts	6,816,409	4,973,486
	$32,055,500	$31,378,220

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

	Nine Months Ended July 31		Three Months Ended July 31
	2002	2001	2002	2001
Net Income:
Reported Net Income	$3,574,237	$1,244,366	$1,507,968	$619,835
Add Back: Goodwill Amortization	—	314,379	—	104,793
Adjusted Net Income	$3,574,237	1,558,745	$1,507,968	$724,628
Basic Earnings Per Share:
Reported Net Income	$.31	$.13	$.13	$.06
Goodwill Amortization	—	.03	—	.01
Adjusted Net Income	$.31	$.16	$.13	$.07
Diluted Earnings Per Share:
Reported Net Income	$.27	$.11	$.12	$.05
Goodwill Amortization	—	.03	—	.01
Adjusted Net Income	$.27	$.14	$.12	$.06

[8]  At July 31, 2002, the Company had a gross deferred tax asset of approximately $678,000 and a valuation allowance of approximately $81,000  related to the asset, a  decrease of $1,662,000 from October 31, 2001.  The net deferred tax asset balance of approximately $598,000 primarily relates to net operating loss carry forwards and is reported under the “Other Current Assets” caption.

[9] In January 2002, the Company amended its revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of its qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of the Company’s assets and the assignment of a $4,000,000 insurance policy on the life of the president of the Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining  defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of July 31, 2002, the Company was utilizing approximately $ 12,113,000 of this credit facility.

[10] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company’s Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company has remitted approximately $75,000 to Medicare in connection with this matter. Counsel representing the Company in this matter advised at such time that he could not offer any opinion or projection as to whether the anticipated liability will be resolved at $150,000 or whether it will be increased. Counsel further advised that based upon his review of documents, many of the claims that Medicare thought were duplicate payments were not in fact duplicates, but rather were properly billed. Counsel also advised that in view of the complexity of this issue, he believed the final overpayment would be an amount negotiated between the Company and Medicare. During fiscal 2001, there was no change in the status of this matter.  The Company continued to reserve the sum of $150,000 on its October 31, 2001 and July 31, 2002 financial statements as the estimated remaining liability in connection therewith.

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

[11] Subsequent Events:

On September 3, 2002, the Company and its BRLI No.  1 Acquisition Corp.  subsidiary settled the lawsuit against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc.  (collectively the “Klafter Parties”).

Pursuant to the September 3, 2002 Settlement Agreement, the lawsuit was settled and it was agreed that all claims and counterclaims would be dismissed and that the parties would exchange general releases.  The Company retains those assets acquired by it in the December 1999 acquisition and is relieved of any further financial obligation to the Klafter Parties including any unpaid obligations under the employment contract.  At the same time, the Company agreed that Rebecca Klafter could retain the 200,000 shares of its common stock issued to her in the December 1999 acquisition and agreed to remove the restrictions preventing her transfer of the shares.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
 COMPARISON OF THIRD QUARTER 2002  VS THIRD QUARTER 2001

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company’s business, the results of its operations and its financial condition, reference is made to the Company’s Annual Report on Form 10-K for the year ended October 31, 2001.

NET REVENUES:

Net revenues for the three month period ended July 31, 2002 were $24,893,138 as compared to $21,168,044 for the three month period ended July 31, 2001; which represents an 18% increase in net revenues. This increase is due to a 11% increase in patient counts and a 7% increase in net revenues per patient.  Our subsidiaries had combined net revenues of approximately $18,000 for the three month period ended July 31, 2002.

The number of patients serviced during the three month period ended July 31, 2002 was 503,196 which was 11% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2002 was $49.43 compared to net revenue per patient of $46.33 for the three month period ended July 31, 2001, an increase of $3.10 or 7%. This increase in net revenues per patient is directly related to the increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Services increased from $11,626,322 for the three month period ended July 31, 2001 to $12,850,785 for the three month period ended July 31, 2002, an increase of $1,224,463 or 11%. This increase is in line with the increase in net revenues of 18%.  Our subsidiaries contributed approximately $30,000 to cost of sales for the current three month period. The increase in cost of sales for laboratory operations was $1,450,599 or 13%.

GROSS PROFITS:

Gross profits, increased from $9,541,722 for the three month period ended July 31, 2001 to $12,042,353 for the three month period ended July 31, 2002; an increase of $2,500,631or 26%. This is primarily attributable to the increase in net revenues. Profit margins increased from 45% to 48% which  is primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues.   Our subsidiaries had a combined gross loss of approximately $12,000 for the current three month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2001 was $8,488,104 as compared to $10,319,667 for the three month period ended July 31, 2002, an increase of $1,831,563 or 22%. General and administrative expenses, excluding bad debt expense, for the three month period ended July 31, 2001 was $5,569,321 as compared to $6,851,120 for the three month period ended July 31, 2002, an increase of $1,281,799 or 23%.  Forty-Seven percent of this increase was caused by those variable expenses associated with the support structure required by our client base such as telephone expense, office supplies, data processing, computer hardware and consulting services  Our subsidiaries contributed approximately $9,000 to this increase.

INTEREST EXPENSE:

Interest expense decreased to $202,780 during the three month period ended July 31, 2002 from $442,952 during the three month period ended July 31, 2001 and is due to our decrease in asset based borrowing of approximately $2,300,000 and lower interest rates.  We believe that this trend will continue during the current fiscal year.

INCOME (LOSS):

We realized net income of $1,504,321 for the three month period ended July 31, 2002, as compared to $619,835 for the three month period ended July 31, 2001. Our laboratory operations realized net income of $1,525,203 for the three month period ended July 31, 2002, as compared to $941,878 for the three month period ended July 31, 2001.  Our subsidiaries had a combined net loss of approximately $21,000 for the current three month period.

NINE  MONTHS 2002 COMPARED TO NINE  MONTHS 2001

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2002 were $71,051,327 as compared to $59,386,447 for the nine month period ended July 31, 2001; this represents a 20% increase in net revenues. This increase is due to a 15% increase in patient counts and a 3.5% increase in revenue per patient.  Our subsidiaries had combined net revenues of approximately $56,000 during the current nine month period.

The number of patients serviced during the nine month period ended July 31, 2002 was 1,434,852 which was 15% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2002 was $49.48, compared to net revenue per patient for the nine month period ended July 31, 2001 of $47.31, an increase of $2.17 or 4.6%. This increase is directly related to our increase in more expensive and esoteric testing.

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

•  Rikers Island Jail (NYC) and NYC Borough Detention Centers

•  Eastern Pennsylvania Prisons

•  Philadelphia (PA) City Jails

In addition, we have renewed the Union (NJ) County Jail, the Passaic (NJ) County Jail, and the Ocean (NJ) County Jail contracts.

COST OF SALES:

Cost of Sales increased to $38,425,095 for the nine month period ended July 31, 2002 from $32,789,935 for the nine month period ended July 31, 2001. This is a $5,635,160 or a 17% increase in direct operating costs. This increase is related to the increase in net revenues of 20%.  Our subsidiaries had a combined cost of sales of approximately $86,000 for the current nine month period. The increase in cost of sales for laboratory operations was $6,075,325 or 19%.

GROSS PROFITS:

Gross profits on net revenues, increased to $32,626,232 for the nine month period ended July 31, 2002 from $26,596,512 for the nine month period ended July 31, 2001; an increase of $6,029,720 (23%) primarily attributable to the increase in net revenues.  Gross profit margins increased to 46% during the nine month period ended July 31, 2002, as compared to 45% for the nine month period ended July 31, 2001. However, profit margins increased

4% from the first quarter of the current fiscal year.  Our subsidiaries had a combined gross loss of approximately $30,000 for the current nine month period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2002 were $28,341,000 as compared to $24,034,239 for the nine month period ended July 31, 2001, an increase of $4,306,761 or 18%. This increase is in line with the increase in net revenues. General and administrative expenses, excluding bad debt expense for the nine month period ended July 31, 2001 was $16,478,811 as compared to $19,296,507 for the nine month period ended July 31, 2002, an increase of $2,817,696 or 17%.  Our subsidiaries had combined general and administrative expenses of approximately $69,000 for the current nine month period.

INTEREST EXPENSE:

Interest expense decreased to $721,356 during the nine month period ended July 31, 2002 as compared to $1,332,233 during the nine month period ended July 31, 2001, a decrease of $610,877 and is due to our decrease in asset based borrowing and lower interest rates.  We believe that this trend will continue during the current fiscal year.

INCOME:

We realized net income of $3,474,237 for the nine month period ended July 31, 2002 as compared to $1,244,366 for the nine month period ended July 31, 2001.  Our laboratory operations realized net income of $3,573,742 for the nine month period ended July 31, 2002 as compared to $1,971,727 for the nine month period ended July 31, 2001, an increase of $2,116,539. Our subsidiaries had a combined loss of approximately $99,000 for the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2002 was approximately $10,900,000 as compared to approximately $7,300,000 at October 31, 2001, an increase of $3,600,000. Our cash position increased by approximately $1,071,000 during the current period.  We decreased our short term debt by approximately $508,000 and repaid approximately $1,061,000 in existing long-term debt and capital leases . We had current liabilities of approximately $23,000,000 at July 31, 2002. We generated approximately $2,640,000 in cash from operations during the current nine month period, compared to cash utilized from operations for the nine month period ended July 31, 2001 of approximately $1,240,000.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $28,355,000 at July 31, 2002, an increase of approximately $1,068,000 from October 31, 2001, or 4%.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to us is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime plus 1%. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of July 31, 2002, we were utilizing approximately $12,100,000 of this credit facility.

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

Our cash balance at July 31, 2002 totaled approximately $3,427,000 as compared to approximately $2,355,000 at October 31, 2001.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2002.

Subsequent to the end of the third quarter, we settled the lawsuit against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc.  (collectively the “Klafter Parties”).  Pursuant to the September 3, 2002 Settlement Agreement, the lawsuit was settled and it was agreed that all claims and counterclaims would be dismissed and that the parties would exchange general releases.  We retain those assets acquired by us in the December 1999 acquisition and are relieved of any further financial obligation to the Klafter Parties including any unpaid obligations under the employment contract.  At the same time, we agreed that Rebecca Klafter could retain the 200,000 shares of its common stock issued to her in the December 1999 acquisition and agreed to remove the restrictions preventing her transfer of the shares.

Impact of Inflation

To date, inflation has not had a material effect on the Company’s operations.

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

Item 4 — CONTROLS AND PROCEDURES

                                (a) Explanation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of the quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

                                (b) Changes in internal controls.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.  As a result, no corrective actions were taken.

BIO-REFERENCE LABORATORIES, INC.

PART II — OTHER INFORMATION

Item 1 — Legal Proceeding

On September 3, 2002, the Company and its BRLI No.  1 Acquisition Corp.  subsidiary (collectively the “BRLI Parties”) settled the lawsuit pending in the United States District Court for the District of New Jersey (Civ.  No. 00-6119) against Rebecca Klafter, her husband Mitchell Klafter and Right Body Foods, Inc.  (collectively the “Klafter Parties”).  In the lawsuit, the BRLI Parties were seeking rescission of their acquisition of the business of Right Body Foods in December 1999 and all of the agreements (a sale/purchase agreement, an employment contract and a non-competition agreement) entered into in connection therewith as well as all consideration paid thereunder.  In their answer, the Klafter Parties sought reinstatement of Rebecca Klafter’s employment and continuation of her salary (approximately $650,000 for the approximately four years remaining under her employment contract from the time of termination of her employment) as well as the removal of transfer restrictions against the 200,000 shares of the Company’s common stock issued to her in 1999 in connection with the acquisition.  In addition, the Klafter Parties had asserted a claim of sexual harassment against the BRLI Parties on behalf of Rebecca Klafter and alleged that the Company’s chief executive officer and chief operating officer had aided and abetted in discriminating and retaliating against Ms.  Klafter.

Pursuant to the September 3, 2002 Settlement Agreement, the lawsuit was settled and it was agreed that all claims and counterclaims would be dismissed and that the parties would exchange general releases.  The Company retains those assets acquired by it in the December 1999 acquisition and is relieved of any further financial obligation to the Klafter Parties including any unpaid obligations under the employment contract.  At the same time, the Company agreed that Rebecca Klafter could retain the 200,000 shares of its common stock issued to her in the December 1999 acquisition and agreed to remove the restrictions preventing her transfer of the shares.

Item 4 — Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on June 13, 2002. At the meeting, the following two individuals were elected by the following vote to serve as Class II directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Sam Singer	9,883.027	471,793
Morton L. Topfer	10,343.066	11,754

                Our other directors whose term continued are as follows:

Marc D. Grodman	Class I director
Howard Dubinett	Class I director
John Roglieri	Class III director
Gary Lederman	Class III director

Item 6 — Exhibits and Reports on Form 8-K

(a)           Exhibits

99.1 Certification of Chief Executive Officer of the Company pursuant to 18 United States Code Section 1350

99.2 Certification of Chief Financial Officer of the Company pursuant to 18 United States Code Section 1350.

(b)           Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended July 31, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: September 5, 2001.

CHIEF EXECUTIVE OFFICER CERTIFICATION

                I, Marc D. Grodman, Chief Executive Officer of Bio–Reference Laboratories, Inc. (the “Company”) do hereby certify that:

                (1)           I have reviewed this quarterly report on Form 10–Q of the Company for the quarterly period ended July 31, 2002;

                (2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                (3)           Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

                (4)           The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Company and we have:

                                                (a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

                                                (b)           evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                                (c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                (5)           The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

                                                (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

                                                (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

                (6)           The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   September 5, 2002

/S/Marc D. Grodman
Chief Executive Officer
Bio-Reference Laboratories, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

                I, Sam Singer, Chief Financial Officer of Bio–Reference Laboratories, Inc. (the “Company”) do hereby certify that:

                (1)           I have reviewed this quarterly report on Form 10–Q of the Company for the quarterly period ended July 31, 2002;

                (2)           Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

                (3)           Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

                (4)           The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the Company and we have:

                                                (a)           designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

                                                (b)           evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                                                (c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                (5)           The Company’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors:

                                                (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

                                                (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

                (6)           The Company’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  September 5, 2002

/S/Sam Singer
Chief Financial Officer
Bio-Reference Laboratories, Inc.