Form 10-K
period 2002-10-31
BIO REFERENCE LABORATORIES INC
filed 2003-01-27
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.               ☐

On January 10, 2003, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value and Series A Senior Preferred Stock, $.10 par value) held by non-affiliates of the registrant was approximately $54,886,000 based upon the last sales price for such Common Stock on said date in the over-the-counter market as reported by the NASDAQ National Market System.  On such date, there were 11,588,583 shares of Common Stock of the registrant outstanding.

PART I

Item. 1.Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process approximately 2 million requisitions each year. A requisition form accompanies a patient’s specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers.

In addition to our clinical testing operations, we operate a clinical knowledge management service through our PSIMedica business unit.  This system uses customer data from laboratory results, pharmaceutical data, claims data and other data sources to provide administrative and clinical decision support systems which enable our customers to provide quality and efficient healthcare to their populations.

We also operate a web-based connectivity portal solution for laboratories and physicians called CareEvolve.  This wholly owned subsidiary is operated in conjunction with Roche Diagnostics (“Roche”).  We use this portal ourselves to provide laboratory ordering and results to our physician customers.  Together with Roche, we are marketing this connectivity solution to other laboratories throughout the country.  Under the terms of our agreement with Roche, all expenses approved by the advisory board of the subsidiary business are paid for by Roche or through the revenues generated by the business.

We are a New Jersey corporation. We may at times refer to ourselves and our subsidiaries as the “Company.” We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, telephone number: 201-791-2600.

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $35 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 55% of the clinical laboratory tests done in the United States were performed in a hospital laboratory, approximately 29% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

During the last few years, the fundamentals of the industry have been improving. In the cost containment era of the 1990s, the industry was negatively impacted by the rapid growth of managed care, stringent government regulation and investigations into fraud and abuse. These factors  led to revenue and profit declines and industry consolidations, especially among commercial clinical laboratories. As a result, fewer but larger clinical laboratories have emerged with greater economies of scale, more effective compliance with government billing regulation and other laws and a better approach to pricing their services. These changes resulted in improved profitability.  In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

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

•                                          Early detection and prevention as a means of reducing healthcare costs;

•                                          Employer sponsored wellness programs;

•                                          Research and development in genomics.

Business Strategy

We are a regional clinical laboratory with subspecialty testing capabilities. As a regional laboratory, we service the New York metropolitan area, and currently conduct business in most New York State counties, as well as in most of New Jersey and some parts of Pennsylvania and Connecticut. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. We have also developed expertise in certain testing areas with specific emphasis in cancer pathology and diagnostics as well as molecular diagnostics. These services are marketed as a business unit, called GenPath, which services customers outside of routine physician office testing. We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician offices.

We have one of the largest regional marketing staffs of any laboratory in the country, some of whom are trained specifically in Oncology and call on Oncology practices and hospitals.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased.  We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, seeks to combine laboratory data with these other data elements in order to provide information analytics that will help to improve the quality and efficiency of healthcare. We seek to continue our strong growth not only through our marketing organization, new technologies and superior service, but by providing value added analytics in conjunction with laboratory results.

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

•                                          Microbiology (the study of microscopic forms of life)

•                                          Oncology (the study of abnormal cell growth)

•                                          Serology (the study of body fluids)

•                                          Toxicology (the study of chemicals and drugs and their effects on the body)

Medical Information

Our PSIMedica business unit is based on a Clinical Knowledge Management (“CKM”) System that uses data derived from various disparate sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data, and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data so that analysis can be comprehensive and meaningful. The data is maintained on multiple levels of analysis enabling review of data from the global level to the granular transactional detail.  The system includes a base set of queries that provide basic functionality and allows on-line real-time ad hoc query capability enabling the user to customize analysis to the best needs of the organization using the system. In addition to the basic queries provided by the system, PSIMedica Quality Indicators (“PQI”) provide comprehensive, disease state oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the customer with standards and outcome predictors based on a medical standards basis.  We are using PSIMedica to market value-added clinical laboratory services to bulk purchasers of clinical laboratory solutions, as well as marketing our PSIMedica programs to businesses such as Health Plans, Integrated Delivery Networks, Disease Management Companies, Insurers, Clinical Trial Companies and other healthcare providers that most benefit from the ability of the system to combine both clinical and administrative analysis.

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.  We have entered into a Strategic Marketing Agreement with Roche Diagnostics to operate a Joint Venture for the sale and distribution of CareEvolve services to other laboratories throughout the country.  Under the terms of the Strategic Marketing Agreement, Roche supports the marketing of CareEvolve to clinical laboratories through its extensive diagnostic marketing force and underwrites all expenses for the CareEvolve joint venture operation.  The joint venture is managed by a Steering Committee that consists of executives from both companies. Roche holds an option exercisable to purchase up to a 50% equity interest in this wholly owned subsidiary.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2002, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve  months ended October 31, 2000, 2001, and 2002..

	Years Ended October 31,
	2000	2001	2002

Direct Patient Billing	12%	12%	9%
Commercial Insurance	36%	37%	37%
Professional Billing	24%	23%	26%
Medicare	24%	24%	25%
Medicaid	4%	4%	3%
	100%	100%	100%

Clients

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations on fees imposed by third-party payors. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Employers, Governmental Agencies

We provide laboratory services to governmental agencies and large employer groups. We believe we are the largest regional laboratory providing service to correctional facilities in the Northeastern United States. All of these clients are charged on a contractual basis.

Sales and Marketing

We employ full and part-time sales and marketing representatives. All of our sales and marketing personnel operate in a dual capacity, as both marketing and client support representatives. This ensures that all of our salespersons are intimately involved with the client. We believe that this is unique in the industry and is extremely helpful in client retention, since it provides a strong connection between the physician and our staff.

Client Service Coordinators

We utilize the services of full and part-time client service coordinators at our Elmwood Park facility, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician immediately via telephone in order to provide speedy medical resolution to any patient problem.

Logistical Support

We employ full and part-time couriers. They pick up patient specimens from and deliver printed reports to physician offices, nursing homes, clinics and correctional facilities.

Strategic Growth Opportunities

In addition to increasing our core business through  internal growth and pursuing our strategy of seeking opportunities with bulk purchasers of laboratory services through our PSIMedica business unit, we intend to target growth opportunities both inside and outside of our core laboratory business.

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

•                                          Specialty Testing: We will continue to increase our penetration into the specialty testing market, especially genomics. The current annual value of gene-based testing in the United States is approximately one billion dollars. We believe that we have positioned ourselves to take advantage of this market.

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

Competition

We compete with three types of providers in a highly fragmented and competitive industry: hospital laboratories, physician-office laboratories and other independent clinical laboratories. Our major competitors in the New York metropolitan area are Quest Diagnostics and Laboratory Corporation of America. Although we are much smaller than these national laboratories, we believe that we compete successfully with them in our region because of the following factors:

•                                          Fewer layers of staff

•                                          A more responsive business atmosphere

•                                          Customized service

We believe our responses to medical consultation are faster and more personalized than those of  the national laboratories. Our client service staff only deals with basic technical questions and those that have medical or scientific significance are referred directly to other senior scientists and medical staff.

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

Our laboratories are accredited by the College of American Pathologists (“CAP”). This accreditation includes on-site inspections and participation in the CAP proficiency testing program or an equivalent. CAP is an independent organization of board certified pathologists approved by the Center for Medicare  and Medicaid Services (“CMS”) to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA-88”)

Our Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory’s quality.  Based on the information received from the committee, recommendations are made to correct conditions which have led to errors.  Management, department supervisors and members of the assurance committee continually monitor the laboratory’s quality.  Depending on the test, two or three sets of Quality Control materials are run in each analytical assay to assure precision and accuracy.  Patient population statistics are evaluated each day.  Highly abnormal samples are repeated to assure their accuracy.

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

Waste management is subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids.  Federal regulations require licensure of interstate transporters of medical waste.  In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, (“CMWMA”), which requires us to register as a generator of special medical waste.  CMWMA mandates the sterilization of certain medical waste and a tracking system to insure disposal at an approved facility.  All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by us. These records are audited by the State of New Jersey on a yearly basis.

Regulation of Reimbursement for Laboratory Services

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.  Omnibus budget reconciliation legislation, designed to “reconcile” existing laws with reductions and reimbursements required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services.  Although in the past, legislation has been enacted which reduced the permitted Medicare reimbursement for clinical laboratory services from previously authorized levels, none of the reductions enacted to date has had a material adverse effect on us. For many of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges.  A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which any such actions will be taken.

CLIA-88

CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, (“HHS,”) to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.  CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements.  A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including  quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of eight routine “waived” tests may apply for a waiver from most requirements of CLIA-88.  We believe that most tests performed by physician office laboratories will fall into either the “waived” or the “moderately complex” category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians’ offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.  Our testing is often much more complex and as a result, we are subject to full compliance with CLIA-88. The quality standard and enforcement procedure regulations became effective on September 1, 1992, although certain personnel, quality control and proficiency testing requirements will be phased-in over a number of years.  Our laboratory completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. We have implemented a compliance program adhering to the standards set forth in the Model Compliance Program.

Confidentiality of Health Information

Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), on December 28, 2000, the Secretary of HHS issued final regulations that would establish comprehensive federal standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a regulatory framework on various subject matter, including:

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

These regulations establish a “minimum” and would default to more stringent state laws. Therefore, we are required to comply with both sets of standards. Laboratories are required to submit a compliance plan to HHS by October 16, 2003.  HHS will provide a model form for submitting the compliance plan.  We have filed our application for a one year extension for compliance with the Transaction Data Set Regulations.  HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.

Fraud and Abuse Regulations

Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to federal programs. Federal enforcement agencies (including both the Federal Bureau of Investigation and the Office of the Inspector General), liberally interpret and aggressively enforce statutory fraud and abuse provisions of these anti-kickback statutes. According to public statements made by the Department of Justice, healthcare fraud has become one of  its highest priorities. Many of the anti-fraud statutes are vague or indefinite and have not been interpreted in the courts.  We believe we operate lawfully within these statutes; however, we cannot predict if some of our practices may be interpreted as violating these statutes and regulations.

Insurance

We maintain professional liability insurance of $3,000,000 per occurrence, $3,000,000 in the aggregate. In addition, we maintain excess commercial insurance of $2,000,000 per occurrence and $2,000,000 in the aggregate. We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits. Similarly, although we believe that we will be able to continue to obtain adequate insurance coverage, due to the events of September 11, 2001, we cannot assure that we will be able to do so at acceptable costs.

Employees

At October 31, 2002, we had 586 full-time and 242 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under “Cautionary Statements” herein and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

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

We are currently being represented by counsel in connection with certain overpayments purportedly made to us by Medicare during 1998 and prior. Our counsel has advised us, based on his review of the documents, that many of the claims Medicare thought were duplicate payments were not in fact duplicates. Counsel also advised that in view of the complexity of this issue, he believes the final overpayment would be an amount negotiated between us and Medicare.  In October 2002, we received a determination letter from Medicare that approximately $154,000 is due Medicare.  However, we are contesting this amount. We have reserved $154,000 on our financial statements for this matter.

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

Uncertainties Related to Accounts Receivable

All of our services are rendered on a list fee for services. We therefore assume the financial risk related to collection of these receivables such as:

•                                          Delays attendant to reimbursement by third party payors

•                                          Difficulties in gathering complete and accurate billing information

•                                          Inability to collect accounts

•                                          Long collection cycles

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, has adversely affected our cash from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

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

Dependence on Bank Financing

We fund our operations through a revolving loan agreement (“The “Loan Agreement”) with PNC Bank. At October 31, 2002, we were utilizing approximately $10,546,000 of this credit facility. The loan has been extended on a number of occasions and is currently due on September 30, 2004. The Loan Agreement requires us to be in compliance with various affirmative and negative covenants concerning our operations and financial condition. Although we have been able to obtain waivers from PNC Bank in the past for failure to meet certain of the covenants under the Loan Agreement, the availability of any future required waivers cannot be assured. Any failure on our part to obtain a renewal or an extension of the loan, when due, or to obtain a waiver from PNC Bank, if required, would have a material adverse effect on our business and financial condition.

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

Item 2 - Properties

Our executive offices and New Jersey processing facility occupy approximately 56,000 square feet of leased space in two one-story brick facilities at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey.  The lease for these facilities, which expires in February 2004, provides for a monthly rental of $31,391. Our New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York. The lease for this facility, which expires in April 2005, provides for a monthly rental of $9,772 and increases to $10,366 in the final year. Our testing equipment maintained at both of our processing facilities is in good condition and in working order.  We believe that these facilities, as presently equipped, have the capacity to generate up to approximately $135,000,000 in net revenues based on the type of testing now being performed by us. We maintain fire, theft and liability insurance coverage for our facilities in what we believes are adequate amounts.  We also lease 54 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at both of our processing facilities.

Item 3 - Legal Proceedings

As reported in Part II Item 1 of our quarterly report on Form 10-Q for the quarter ended July 31, 2002, pursuant to a September 3, 2002 Settlement Agreement, we settled the lawsuit which we instituted as plaintiffs on December 19, 2000 in the United States District Court for the District of New Jersey against Rebecca Klafter, her husband and Right Body Foods, Inc.  (“RBF”) as defendants.  In our lawsuit, we alleged that the defendants made material misrepresentations to us regarding the health food business assets acquired by us in December 1999 and we sought rescission of the acquisition or in the alternative, damages.  The defendants counterclaimed demanding that Ms.  Klafter, who was employed by us at the time of the acquisition pursuant to a five year employment contract, and whose employment was terminated by us in December 2000, be rehired and that the employment contract continue.  The defendants also demanded removal of the restriction preventing Ms.  Klafter’s transfer of the 200,000 shares of our Common Stock issued to her in the acquisition.  In addition, the defendants asserted a claim of sexual harassment on behalf of Ms.  Klafter against us and alleged that our Chief Executive Officer and Chief Operating Officer had aided and abetted alleged “discrimination” and “retaliation” against Ms.  Klafter.

Pursuant to the September 3, 2002 Settlement Agreement, the lawsuit was settled.  All claims and counterclaims were dismissed and the parties exchanged general releases.  We retained those assets acquired in the December 1999 acquisition and were relieved of any further financial obligation to the defendants including any remaining obligation under Ms. Klafter’s employment contract (an additional approximately $650,000 if the contract remained in force for the full five year term).  At the same time, we agreed to permit Ms. Klafter to retain the shares of our Common Stock issued to her in the acquisition and we removed the restrictions preventing her transfer of the shares.  During the fourth quarter of fiscal 2002, we terminated the health food business operations and sold the remaining assets for a nominal sum.  During such quarter, we recorded a write-off of approximately $212,000 representing the remaining net book value of the intangible and other deferred assets attributable to the health food business.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. -  Market for Registrant’s Common Equity and Related Shareholder Matters

Our Common Stock was readmitted for trading on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Small Cap System under the symbol “BRLI” on November 24, 1993.  It continued to trade on a continuous basis on the Small Cap System until March 26, 2002 when our application to list our Common Stock on The Nasdaq® National Market was approved.  Since said date, our Common Stock has traded on the NASDAQ National Market System under the symbol “BRLI.”

The following table sets forth the range of high and low bid prices for the Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
Fiscal Year	High	Low

2001
First Quarter	$2.50	$1.40625
Second Quarter	2.50	1.00
Third Quarter	5.25	1.35
Fourth Quarter	5.625	3.00
2002
First Quarter	7.875	4.90
Second Quarter	9.98	5.76
Third Quarter	11.45	5.73
Fourth Quarter	8.60	5.15

On January 3, 2003  the last sales price for the Common Stock on NASDAQ was $6.919 per share.

At October 31, 2002  the number of record holders of the Common Stock was 425. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends upon our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future.  Furthermore, our loan agreement with PNC Bank prohibits us from paying dividends or making any distributions with respect to any shares of our stock without the prior written consent of the Bank.

Recent Sales of Unregistered Securities

During fiscal 2002, we issued the following shares of our Common Stock that were not registered under the Securities Act of 1933 at the time of issuance.

•                                          On November 11, 2001, we issued 20,000 shares of our Common Stock to an outside consultant pursuant to his exercise of a previously granted stock option at an exercise price of $1.656 per share.  On January 7, 2002, we issued 25,000 shares of our Common Stock to a second outside consultant pursuant to its exercise of a previously granted stock option at an exercise price of $1.25 per share.

•                                          During fiscal year 2002, we issued an aggregate 532,937 shares of our Common Stock to 28 employees upon exercise of previously granted stock options at exercise prices ranging from $.71875 to $1.75 per share.  Included were 100,000 shares issued to our Chief Executive Officer on May 3, 2002 at an exercise price of $.790625 per share and 166,667 shares issued to our Chief Financial Officer at an exercise price of $.71875 per share.

The transactions described above were effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that such transactions did not involve a public offering. Each of the recipients of shares of our Common Stock in the above transactions represented that he or she was acquiring the shares for investment and not with a view to distribution. A restrictive legend was placed on each of the certificates representing the shares and stop transfer instructions were issued against such shares.

Item 6.  Selected Financial Data

	[In thousands, except per share data]
	Years ended October 31,
	2002	2001	2000	1999	1998
Operating Data:
Net Revenues	$96,631	$80,622	$66,460	$53,856	$46,554
Cost of Services	$51,706	$44,264	$37,174	$30,850	$25,058
Gross Profit	$44,925	$36,358	$29,286	$23,006	$21,496
General and Administrative Expenses	$38,853	$32,750	$27,654	$26,432	$20,231
Income [Loss] from Operations	$6,072	$3,608	$1,632	$(3,426)	$1,065
Non-Recurring Gain on Sale of Intangible Assets	$—	$—	$—	$—	$334
Other Expenses - Net	$849	$1,660	$1,568	$1,185	$841
Provision for Income Tax Expense [Benefit]	$301	$(414)	$(42)	$367	$(38)
Net Income [Loss]	$4,922	$2,362	$105	$(4,978)	$597
Net Income [Loss] Per Common Share	$.43	$.24	$.01	$(.68)	$.08
Net Income [Loss] Per Share - Diluted	$.39	$.21	$.01	$(.68)	$.07
Cash Dividends Per Common Share	$—	$—	$—	$—	$—

Balance Sheet Data:
Total Assets	$47,442	$44,006	$38,349	$32,318	$40,778
Total Long-Term Liabilities	$1,519	$1,158	$2,378	$2,931	$3,708
Total Liabilities	$23,235	$25,532	$25,287	$20,948	$24,555
Working Capital	$12,651	$7,257	$2,820	$3,702	$8,364
Stockholders’ Equity	$24,207	$18,474	$13,061	$11,369	$16,223

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein.

OVERVIEW

We are a regional clinical laboratory with focused market testing capabilities. As a regional laboratory, we service the New York metropolitan area, and currently do business in most New York State counties, as well as in most of New Jersey and some parts of Pennsylvania and Connecticut. As a regional laboratory, we primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. We have also developed expertise in certain focused testing areas with specific emphasis in cancer pathology and diagnostics as well as molecular diagnostics. These services are marketed as a business unit, called GenPath, which services customers outside of routine physician office testing.  We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician offices.

During the last few years, the fundamentals of the industry have been improving. In the cost containment era of the 1990s, the industry was negatively impacted by the rapid growth of managed care, stringent government regulation and investigations into fraud and abuse. These factors  led to revenue and profit declines and industry consolidations, especially among commercial clinical laboratories. As a result, fewer but larger clinical laboratories have emerged with greater economies of scale, more effective compliance with government billing regulation and other laws and a better approach to pricing their services. These changes resulted in improved profitability.  In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

Our PSIMedica business unit is a Clinical Knowledge Management (“CKM”) System that uses data derived from various disparate sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data, and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data so that analysis can be comprehensive and meaningful. The data is maintained on multiple levels of analysis enabling review of data from the global level to the granular transactional detail.  The system includes a base set of queries that provide basic functionality and allows on-line real-time ad hoc query capability enabling the user to customize analysis to the best needs of the organization using the system. In addition to the basic queries provided by the system, PSIMedica Quality Indicators (“PQI”) provide comprehensive, disease state oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the customer with standards and outcome predictors based on a medical standards basis.  We are using PSIMedica to market value-added clinical laboratory services to bulk purchasers of clinical laboratory solutions, as well as marketing our PSIMedica programs to businesses such as Health Plans, Integrated Delivery Networks, Disease Management Companies, Insurers, Clinical Trial Companies and other healthcare providers that most benefit from the ability of the system to combine both clinical and administrative analysis.

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.  We have entered into a Strategic Marketing Agreement with Roche Diagnostics to operate a Joint Venture for the sale and distribution of CareEvolve services to other laboratories throughout the country.  Under the terms of the Strategic Marketing Agreement, Roche supports the marketing of CareEvolve to clinical laboratories through its extensive diagnostic marketing force and underwrites all expenses for the CareEvolve joint venture operation.  The joint venture is managed by a Steering Committee that consists of executives from both companies. Roche holds an option exercisable to purchase up to a 50% equity interest in this wholly owned subsidiary.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

During fiscal 2002, in addition to operating our physician-based connectivity portal business through our wholly owned CareEvolve subsidiary (“CareEvolve”), we also operated a health food products manufacturing business through our wholly owned Right Body Foods subsidiary, (“RBF”).  See Item 3 herein as to our termination of the health food business during the fourth quarter of fiscal 2002 and our write-off of the remaining health food business assets during such quarter.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 46% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Cautionary Statements” as well as elsewhere herein including:

•                                          our failure to integrate newly acquired businesses (if any) and the cost related to such integration.

•                                          our failure to obtain and retain new customers and alliance partners, or a reduction in tests ordered or specimens submitted by existing customers.

•                                          adverse results from investigations of clinical laboratories by the government, which may include significant monetary damages and/or exclusion from the Medicare and Medicaid programs.

•                                          loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of CLIA-88, or those of Medicare, Medicaid or other federal, state or local agencies.

•                                          future changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing.

•                                          failure to comply with the Federal Occupational Safety and Health Administration requirements and the recently passed Needlestick Safety and Prevention Act.

•                                          failure to comply with HIPAA, which could result in significant fines as well as substantial criminal penalties.

•                                          changes in payor mix.

•                                          failure to maintain our days sales outstanding levels.

•                                          increased competition, including price competition.

•                                          our ability to attract and retain experienced and qualified personnel.

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on  pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax  differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  The table below shows our pre-tax EPS on a diluted quarterly and annual basis for fiscal years 2001 and 2002.

	1/31	4/30	7/31	10/31	Fiscal Year
FY 2001	.01	.05	.05	.06	.17

FY 2002	.06	.10	.12	.13	.41

Results of Operations

Fiscal Year 2002 Compared to 2001

NET REVENUES:

Net Revenues for the year ended October 31, 2002 were $96,630,704 as compared to $80,621,852 for the year ended October 31, 2001; this represents a 20% increase in net revenues. This increase is due to a 15% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $96,567,862 in fiscal 2002.

The number of patients serviced during the year ended October 31, 2002 was 1,944,031 which was 15% greater when compared to the prior fiscal year’s twelve month period.  This increase is attributable to a net increase of four new sales representatives and our ongoing marketing efforts during the current fiscal year. Net revenue per patient for the year  ended October 31, 2002 was $49.67 compared to net revenue per patient for the year ended October 31, 2001 of $47.43, an increase of $2.24 or 5%.  as a result of increases in esoteric testing.

COST OF SALES:

Cost of Sales for the year ended October 31, 2002 was $51,705,626 as compared to $44,263,599 for the year ended October 31, 2001, an increase of 17%.  This increase is related to the increase in net revenues of 20%.  CareEvolve and RBF had combined cost of sales of $116,462 in the current fiscal year.

GROSS PROFITS:

Gross profits on net revenues, excluding CareEvolve and RBF, increased to $44,978,698 for the year ended October 31, 2002 from $36,935,361 for the year ended October 31, 2001; an increase of  $8,013,818 (22%), primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenue. Gross profit margins in the laboratory increased to 47% from 46%, primarily due to the increase in  net revenues and efficiencies in direct operating expenses. Our total gross profit for fiscal 2002 was $44,925,078. CareEvolve and RBF had a combined gross loss of $53,620 for the year ended October 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2002 were $38,853,085 as compared to $32,750,467 for the year ended October 31, 2001, an increase of $6,102,618 or 19%. This increase was caused primarily by three factors, 1) an increase in marketing related expense of $1,544,192; 2) an increase in bad debt of $1,609,761; and 3) an increase in computer related expense of $603,637  all of which are attributable to the Company’s growth.  In addition, business insurance increased $398,342 and we expect a substantial increase in this expense category in fiscal year 2003.  During the fourth quarter of fiscal 2002, we terminated the health food business operations and sold the remaining assets for a nominal sum.  During such quarter, we recorded a write-off of approximately $212,000 representing the remaining net book value of the intangible and other deferred assets attributable to the health food business.

INTEREST EXPENSE:

Interest expense decreased from $1,685,963 during the year ended October 31, 2001 to $889,925 during the year ended October 31, 2002; a decrease of $796,038.  This decrease is due to a decline in the variable interest rates associated with the PNC line of credit utilized by the Company. Management believes that this trend will not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will not substantially decrease.

NET INCOME:

We realized net income of $4,921,539 for the twelve month period ended October 31, 2002 as compared to $2,361,749 for the twelve month period ended October 31, 2001, an increase of 108%.  Our laboratory operations realized net income of $4,417,449 for the twelve month period ended October 31, 2002 as compared to $1,154,956 for the twelve month period ended October 31, 2001, an increase of $3,262,493 or 282%.

Fiscal Year 2001 Compared to Fiscal Year 2000

NET REVENUES

Net Revenues for the year ended October 31, 2001 were $80,621,852 as compared to $66,460,073 for the year ended October 31, 2000; this represents a 21% increase in net revenues. This increase is due primarily to a 23% increase in patients serviced. Our laboratory operations had net revenues of $80,527,685 in fiscal 2001. CareEvolve had net revenues of $23,034 and RBF had net revenues of $71,133.

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

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2001 were $32,750,467 as compared to $27,653,858 for the year ended October 31, 2000, an increase of $5,096,609 or 18%. This increase was caused primarily by three factors, 1) an increase in marketing related expense of $1,469,220; 2) an increase in bad debt of $2,072,924; and 3) an increase in computer related expense of $497,879 all of which are attributable to the Company’s growth. If we exclude Bad Debt Expense from general and administrative expenses, the growth of this category over the prior twelve month period was $3,023,686 or 16%. CareEvolve and RBF had combined general and administrative expenses of $323,635 for the year ended October 31, 2001.

INTEREST EXPENSE:

Interest expense increased from $1,635,847 during the year ended October 31, 2000 to $1,685,963 during the year ended October 31, 2001; an increase of $50,116. Management believed that this trend would continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

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

Liquidity and Capital Resources

For the Fiscal Year Ended October 31, 2002

Our working capital at October 31, 2002 was approximately $12,651,000 as compared to approximately $7,257,000 at October 31, 2001, an increase of $5,394,000. Our cash position increased by approximately $1,048,000 during the current period. We decreased our short term borrowing by approximately $2,075,000 and repaid approximately $1,443,000 in existing debt and capital lease obligations. We had current liabilities of approximately $21,715,000 at October 31, 2002. We generated approximately $4,682,000 in cash from operations, an increase of approximately $3,088,000, as compared to the year ended October 31, 2001.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $28,699,000 at October 31, 2002, an increase of approximately $1,413,000 from October 31, 2001, or 5%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2002 increased 25% over the prior twelve month period.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime or the Eurodollar Rate on a portion (fixed) of the line (See Note [5]). The credit line is collateralized by substantially all of our assets, a $615,000 CareEvolve promissory note payable out of our share of CareEvolve’s net after-tax income (if any) assigned by us to the bank  and  a $4,000,000 insurance policy on the life of the president of our Company also assigned by us to the bank.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of October 31, 2002, we were utilizing approximately $10,546,000 of this credit facility and had approximately $7,744,000 of additional availability. See “Cautionary Statements- Dependence on Bank Financing.”

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

We have various employment and consulting agreements with commitments totaling approximately $6,282,000 over the next five years of which $2,968,000 is due during fiscal 2003. (See Note 12 of the Notes to the Consolidated Financial Statements herein). We have operating and capital leases with commitments totaling approximately $11,740,000 of which approximately $4,192,000 is due during fiscal 2003. (See Notes 13 and 14).

Our cash balance at October 31, 2002 totaled approximately $3,403,000 as compared to $2,355,000 at October 31, 2001.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2003.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 143 “Accounting for Asset Retirement Obligations” in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.

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

In April 2002, the FASB issued SFAS No.  145, “Rescission of FASB Statements No. l4, 44, and 64, Amendment of FASB Statement No.  13, and Technical Corrections” (“SFAS 145”).  SFAS 145 among other things rescinds SFAS No.  4, Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), and SFAS No.  64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” (“SFAS 64”) and amends SFAS No.  13, “Accounting for Leases” (“SFAS 13”).  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions,”

will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company expects to adopt SFAS 145 effective November 1, 2002 and reflect any necessary reclassifications in its consolidated statements of operations. Management believes that the adoption of SFAS 145 will not have a material impact on the Company’s financial position.

In July 2002, the FASB issued SFAS No.  146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITG 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

Item 7A.     Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. - Financial Statements and Supplementary Data

Financial Statements are annexed hereto

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.- Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	51	Chairman of the Board, President, Chief Executive Officer and Director

Morton L. Topfer(b)(c)	66	Vice Chairman of the Board and Director

Howard Dubinett	51	Executive Vice President, Chief Operating Officer and Director

Sam Singer	59	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

John Roglieri, M.D(b)(d)	63	Director

Gary Lederman, Esq.(a)(d)	68	Director

(a) Chairman of the Audit Committee

(b) Member of the Audit Committee

(c) Chairman of the Compensation Committee

(d) Member of the Compensation Committee

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

Morton L. Topfer became a Director in May 2001 and Vice Chairman of the Board in March 2002. Mr. Topfer, who holds a bachelor’s degree in physics from Brooklyn College, was awarded an honorary doctorate in engineering from Polytechnic Institute of New York in June 2000. Mr. Topfer currently serves as a member of the board of directors of Dell Corporation (“Dell”).  From 1999 to 2002, he also served as counselor to Dell’s Chief Executive Officer, a position to which he was elected in December 1999.  Prior thereto, Mr. Topfer served as Dell’s vice chairman for five years. In that position, Mr. Topfer shared the office of Chief Executive Officer with Michael S. Dell, Dell’s chairman and CEO and Kevin B. Rollins, Dell’s vice chairman. Prior to joining Dell in May 1994, Mr. Topfer served as corporate executive vice president of Motorola, Inc. and president of Motorola’s Land Mobile Products Sector. Mr. Topfer was employed in various managerial and executive capacities during his 23 year career at Motorola. Before joining Motorola in 1971, Mr. Topfer spent eleven years with RCA Laboratories in various research and development management positions. In July 1996, Mr. Topfer was conferred the Darjah Johan Negeri Penang State Award by the Governor of Penang for his contributions to the development of the electronics industry in Malaysia. In addition to his serving as a director of the Company and of Dell, Mr. Topfer also currently serves as chairman of the board and as a director of one other publicly owned corporation, Measurement Specialties, Inc., a Fairfield, New Jersey manufacturer of pressure transducers and certain consumer products.

John Roglieri, M.D. became a Director in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master’s degree from Columbia University School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life.  Dr. Roglieri was Chief Medical Officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been Medical Director for New York Life Insurance Company in Manhattan. He is a member of Advisory Boards to several pharmaceutical companies, and a member of the Editorial Advisory Boards of the journals Managed Care and Seminars in Medical Practice. Dr. Roglieri is a biographee of Who’s Who in America.

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

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. Our Certificate of Incorporation provides for a staggered Board of Directors (the “Board”) pursuant to which the Board is divided into three classes of directors and the members of only one class or one-third of the Board are elected each year to serve a three-year term.  Officers are elected by and hold office at the discretion of the Board of Directors.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

Bader Maria Pedemonte-Coira, M.D. (Age 43) has been employed by the Company since August 2000 as Medical Director. She is certified by the American Board of Pathology in Anatomic and Clinical Pathology with special certification in Hematopathology and Immunopathology. In addition to being Medical Director, Dr. Pedemonte is director of GenPath, the oncology testing section of Bio-Reference. She holds a New York State Department of Health Certificate of qualification for Laboratory Director. Dr. Pedemonte’s professional appointments include Director of Hematopathology & Molecular Pathology at JFK Medical Center in Edison, NJ (1998-2000); Hematopathologist, IMPATH, Inc. New

York, NY (1997-1998); and Medical Director & Hematopathologist GenCare-Biomedical Research Laboratory of Bio-Reference (1996-1998). She was Associate Director & Pathologist, Molecular Tissue Pathology; and Director, Cellular Immunology, Corning Clinical Laboratories (Corning/MetPath) Teterboro, NJ (1991-1996). Dr. Pedemonte is also an Adjunct Assistant Professor of Pathology, Columbia University, College of Physicians & surgeons, NY. (1991-Present).

Ayad Mudarris, Ph.D. (Age 50) has been employed by the Company since February 1996 as an Assistant Director of Technical Operation and Director of Toxicology.  Dr. Mudarris has been a consultant to the Company since October 1994.  From 1992 to 1994, Dr. Mudarris was a Technical Director for National Health Laboratories, a national clinical laboratory located in Cranford, New Jersey.  From 1988 to 1992 he was Vice President and Director of Columbia Biomedical Laboratory, a SAMHSA (NIDA) certified forensic drug testing laboratory in Columbia, South Carolina, and from 1987 to 1988 as Scientific and Managing Director of Keystone Laboratory, a toxicology laboratory in Asheville, North Carolina.  Dr. Mudarris is a registered Clinical Laboratory Director in the State of New York.  He is certified by the American Board of Bioanalysis as a Clinical Laboratory Director and by the National Registry of Clinical chemistry as a Clinical chemist.  He received his B.S. degree in Pharmacy from Damascus University in 1975, an M.S. degree in Medical Technology from Long Island University in 1980 and a Ph.D. degree in Biochemistry from the University of Arkansas for Medical Sciences in 1986.

Michael Lehrer, PhD (age 57) has been employed by the Company since December 2001 as an Associate Laboratory Director and Chief of Toxicology.  From 1988 to 2001, Dr.  Lehrer was the Head of Biochemistry & Toxicology at the Long Island Jewish Medical Center in NY.  Dr.  Lehrer has published extensively in the field of Clinical and Forensic Toxicology and is an Associate Professor in Pathology at the Albert Einstein College of Medicine, Bronx, NY.  He is an active SAMHSA (NIDA) inspector for the Federal Workplace Toxicology Certification Program.  From 1981 to 1987 Dr.  Lehrer was the Technical Director and Vice President at SmithKline Clinical Laboratories (Quest) and Princeton Diagnostic Laboratories of America (PDLA).  He was marketing Director of Scientific Instrumentation at Finnegan Corp (California) in 1987-1988.  Dr.  Lehrer is a registered Clinical Laboratory Director in the States of New York and New Jersey.  He is certified by the American Board of Bioanalysis and is a Fellow of the National Academy of Clinical Biochemists (NACB) where he also serves as Treasurer.  Dr.  Lehrer received his BA degree from Queens College (CUNY) in 1968 and his PhD from Brandeis University in 1973.

Charles T. Todd, Jr.  (Age 52) is the Senior Vice President of Sales and Marketing of Bio-Reference Laboratories.  Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation, a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University and received a B.S. in Finance in 1974.

John W. Littleton (Age 42) joined Bio-Reference Laboratories in September 2002 as the Vice President of Sales.  Prior to joining Bio-Reference Laboratories, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2002, our officers, directors and beneficial owners of more than 10% of its equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended October 31, 2002 to our Chief Executive Officer and our other executive officers who were serving as our executive officers on October 31, 2002. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year Ended October 31,	Salary	Bonus	Other Annual Compensation		Restricted Stock Awards		Options (SARs)		LTIP Pay- outs		All Other Compensation

Marc D. Grodman M.D. President and Chief Executive Officer	2002	$470,000	$125,000	$-0	-	-0	-	4,000		$-0	-	$-0	-
	2001	$415,921	$125,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
	2000	$366,921	$125,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-

Howard Dubinett Executive Vice President and Chief	2002	$191,700	$60,000	$-0	-	-0	-	4,000		$-0	-	$-0	-
	2001	$182,004	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
	2000	$160,004	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
Operating Officer

Sam Singer
Vice President and Chief Financial and Accounting Officer	2002	$180,300	$60,000	$-0	-	-0	-	4,000		$-0	-	$-0	-
	2001	$171,004	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
	2000	$160,004	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-

Employment Agreements with Executive Officers

Dr.  Grodman serves as our President and Chief Executive Officer pursuant to a seven-year employment agreement which expires on October 31, 2004.  Dr.  Grodman’s minimum annual compensation under the agreement ($395,000) is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee. The agreement provides (i) typical health insurance coverage and $4,000,000 face amount of “split dollar” life insurance insuring Dr. Grodman’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Dr. Grodman’s average annual compensation during the preceding five years.  See Item 13 herein as to the suspension of premium payments with respect to Dr.  Grodman’s “split dollar” life insurance.

Mr.  Dubinett serves as our Executive Vice President and Chief Operating Officer pursuant to a five-year employment agreement which was extended in fiscal 2002 for two additional years beyond its October 31, 2002 termination date.  Mr.  Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee.  The agreement provides (i) typical health insurance coverage and $1,100,000 face amount of “split dollar” life insurance insuring Mr. Dubinett’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years.  We have the option to extend the extension period of the employment agreement on the same terms and conditions for up to an additional two years through October 31, 2006.  See Item 13 herein as to the suspension of premium payments with respect to Mr.  Dubinett’s “split dollar” life insurance.

Mr.  Singer serves as our Vice President and Chief Financial Officer pursuant to a five-year employment agreement which was extended in fiscal 2002 for two additional years beyond its October 31, 2002 termination date.  Mr.  Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee.  The agreement provides (i) typical health insurance coverage and $800,000 face amount of “split dollar” life insurance insuring Mr. Singer’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years.  We have the option to extend the extension period of the employment agreement on the same terms and conditions for up to an additional two years through October 31, 2006.  See Item 13 herein as to the suspension of premium payments with respect to Mr. Singer’s “split dollar” life insurance.

Employee Stock Option Plans

In July 1989, the Company’s Board of Directors adopted the 1989 Employees Stock Option Plan (the “1989 Plan”) which was approved by shareholders in November 1989.  The 1989 Plan provided for the grant of options to purchase up to 666,667 shares of Common Stock.  Under the terms of the 1989 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Code, or options which do not so qualify (“NQOs”).

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

At October 31, 2001, there were outstanding ISOs under the 1989 Plan held by 15 employees exercisable to purchase an aggregate 549,672 shares of Bio-Reference Common Stock at exercise prices ranging from $.71875 to $.790625 per share.  Included were ISOs held by Dr.  Grodman exercisable to purchase 100,000 shares at $.790625 per share and ISOs held by Mr. Dubinett and Mr. Singer exercisable to purchase 213,334 shares and 166,667 shares respectively at an exercise price of $.71875 per share.  During fiscal 2002, a total of eight employees exercised their ISOs issued under the 1989 Plan and purchased an aggregate 275,337 shares including Dr. Grodman and Mr. Singer who exercised their ISOs and purchased 100,000 shares and 166,667 shares respectively on May 3, 2002.  At October 31, 2002, there were outstanding ISOs issued under the 1989 Plan exercisable to purchase an aggregate 274,335 shares at an exercise price of $.71875 per share.

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders.  At October 31, 2001, there were outstanding ISOs under the 2000 Plan held by six employees exercisable to purchase an aggregate 265,000 shares of Bio-Reference Common Stock at exercise prices ranging from $1.125 to $1.688 per share.  During fiscal 2002, we granted additional ISOs under the 2000 Plan to a total of 17 employees exercisable to purchase an aggregate 241,000 shares of Bio-Reference Common Stock at exercise prices ranging from $5.94 to $7.79 per share and one employee exercised his ISOs issued under the 2000 Plan and purchased 10,000 shares.  As a result, at October 31, 2002, there were outstanding ISOs issued under the 2000 Plan exercisable to purchase an aggregate 496,000 shares at prices ranging from $1.125 to $7.79 per share.

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

Non-Qualified Options (NQOs) and Warrants

At October 31, 2001, there were outstanding NQOs and Warrants owned by our employees, directors, various consultants and a software provider exercisable to purchase an aggregate 890,350 shares of Bio-Reference Common Stock at exercise prices ranging from $.71875 to $3.14 per share.  During fiscal 2002, we issued an aggregate 292,600 shares upon exercise of NQOs.  In addition, NQOs exercisable to purchase an aggregate 105,000 shares expired by their terms.  On January 16, 2002, we issued NQOs to each of our six directors exercisable to purchase 4,000 shares of Bio-Reference Common Stock at an exercise price of $6.80 per share (equal to the last sale price for the Common Stock on NASDAQ on such date).  During fiscal 2002, we also issued NQOs to five other employees exercisable to purchase an aggregate 41,000 shares at exercise prices ranging from $4.20 to $6.80 per share.  As a result, at October 31, 2002, there were outstanding NQOs and Warrants exercisable to purchase an aggregate 557,750 shares at exercise prices ranging from $.71875 to $6.80 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides information on options to purchase Bio-Reference Common Stock granted to our three Named Executive Officers in fiscal 2002.

Name	Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price Per Share(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
					5%	10%

Marc D. Grodman	4000	1.3%	$6.80	1/16/07	$7,520	$16,600

Howard Dubinett	4000	1.3%	$6.80	1/16/07	$7,520	$16,600

Sam Singer	4000	1.3%	$6.80	1/16/07	$7,520	$16,600

(1) All options were granted with an exercise price equal to the closing sale price for Bio-Reference Common Stock on NASDAQ on the date of the option grant.

(2) Potential realizable value is based on the assumption that the stock price for Bio-Reference Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the option term.  Potenial realizable value is shown net of the exercise price.  The numbers are calculated based on regulations promulgated by the Securities and Exchange Commission and do not reflect our estimate of future growth of our stock price on the NASDAQ market.

AGGREGATED OPTION EXERCISES IN LAST
FISCAL YEAR  AND FISCAL YEAR-END OPTION VALUES

The following table provides information regarding option exercises in fiscal 2002 by our Named Executive Officers and the value of such officer’s unexercised options at October 31, 2002

Name	Number of Shares Acquired on Exercise	Value Realized(1)	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End(2)
			Exercisable (E) Unexercisable (U)		Exercisable (E) Unexercisable (U)

Marc D. Grodman	100000	$720,938	4,000	(E)	$1,684	(E)

Howard Dubinett	—	—	213,334	(E)	1,387,151	(E)
			4,000	(E)	1,684	(E)

Sam Singer	166667	$1,213,544	4,000	(E)	1,684	(E)

(1) The Value Realized was calculated by determining the difference between the market price of Bio-Reference Common Stock on the date of exercise and the option exercise price paid on such date.

(2) Represents the difference between the exercise price of the options and $7.221, the closing sale price for Bio-Reference Common Stock on October 31, 2002.

Directors’ Compensation

Directors who are not our employees are also paid a $1,000 per quarter director’s fee. During fiscal year 2002, we issued 4,000 NQOs to each director.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 10, 2003 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holder and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned(1)	Shares of Percentage Ownership

Directors and Executive Officers*
Marc D. Grodman(2)	1,675,245	14%
Morton L. Topfer(3)	1,627,200	14%
Howard Dubinett(4)	481,001	4%
Sam Singer(5)	372,667	3%
Gary Lederman(6)	37,200	—
John Roglieri(7)	68,667	—

Executive Officers and Directors as a group (six persons)(2)(3)(4)(5)(6)(7)	4,261,980	34%

*                 The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407.

(1)          Except otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 885,500 shares owned directly by Dr. Grodman, 549,678 shares issuable upon conversion of Series A Senior Preferred Stock and 4,000 shares issuable upon exercise of options.  Also includes 141,667 shares owned directly and 54,400 shares issuable upon conversion of Series A Senior Preferred Stock held by Dr. Grodman’s wife, Pam Grodman, and 40,000 shares owned by their minor children. (See Item 13). Dr. Grodman disclaims beneficial ownership of these 236,067 shares.

(3)          Includes an aggregate 1,615,200 shares owned individually or by CastleTop Capital Management, LP of which Morton L. Topfer is the Managing Director; and 12,000 shares issuable upon exercise of options.

(4)          Includes 263,667 shares owned directly, and 217,334 shares issuable upon exercise of options.

(5)          Includes 362,667 shares owned directly, 4,000 shares issuable upon exercise of options and 6,000 shares owned by children who share Mr.  Singer’s household.  Mr.  Singer disclaims beneficial ownership of these 6,000 shares.

(6)          Includes 25,200 shares owned directly and 12,000 shares issuable upon exercise of options.

(6)          Includes 56,667 shares owned directly and 12,000 shares issuable upon exercise of options.

Item 13. - Certain Relationships and Related Transactions

On April 20, 1993, in order to facilitate the Company’s 1993 proposed public offering, Dr. Grodman canceled his pro-rata option contained in his employment contract and all other outstanding options and warrants to purchase shares of Common Stock held by Dr. Grodman, his wife and an affiliated entity (the “Grodman Group”) exercisable to purchase an aggregate 604,078 shares of Common Stock at prices ranging from $1.4438 to $1.50 or an average price of $1.47 per share, in consideration for the issuance to the Grodman Group of 604,078 shares of a new class of senior preferred stock, $.10 par value per share (“Senior Preferred Stock”).  Each share of Senior Preferred Stock had the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock and for a period of 10 years after issuance, was convertible into one share of Common Stock upon payment of a conversion price of $1.50 per share.  The 604,078 shares of Senior Preferred Stock were issued to the Grodman Group on August 23, 1993.

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

See Item 11 herein as to the exercise by Marc Grodman and Sam Singer during fiscal 2002 of ISOs to purchase 100,000 shares and 166,667 shares respectively of Bio-Reference Common Stock.

These ISOs were granted in 1997 and were exercised in the case of Dr.  Grodman at an exercise price of $.790625 per share and in the case of Mr.  Singer at an exercise price of $.71875 per share.

We had established “split dollar” insurance programs for each of our three Named Executive Officers and paid the policy premiums.  Pursuant to the programs, if the executive died while employed by us, we would be reimbursed for the premiums and the death benefit less such reimbursement would be paid to the executive’s estate.  If the executive left our employ, he would be required to pay us back the aggregate premiums we paid on the policy but would be entitled to ownership of the policy.  The premiums paid on these policies aggregate $931,638 at October 31, 2001 and $1,138,207 at October 31, 2002.  As of October 31, 2002, the cash surrender value of the policies was less than the aggregate premiums paid.  As a result of the uncertainty caused by passage of the Sarbanes-Oxley Act of 2002 (signed into law on July 30, 2002), we have suspended payment of the premiums on these policies.  Premiums are currently being paid by reducing the policy cash values.  See Note 12 of Notes to the Consolidated Financial Statements.

PART IV

Item 14.  Controls and Procedures

(a) Explanation of disclosure controls and procedures.  Our chief executive officer and our chief financial officer after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d 149c) as of a date within 90 days of the filing date of this Annual Report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this Annual Report was being prepared.

(b) Changes in internal controls.  There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective action.  As a result, no corrective actions were taken.

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

1.	Financial Statements

The following financial statements of the Company are included in Part II, Item 7

Report of Independent Certified Public Accountants

Consolidated Balance Sheets - October 31, 2002 and 2001

Consolidated Statements of Operations- Years ended October 31, 2002, 2001 and 2000

Consolidated Statements of Shareholders’ Equity Years ended October 31, 2002, 2001, and 2000

Consolidated Statements of Cash Flows - Years ended October 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements-

Schedule II - Years ended October 31, 2002, 2001 and 2000

2.	Reports on Form 8-K
No reports on Form 8-K were filed during the Quarter ended October 31, 2002.

3.	Exhibits

Exhibit No.	Item	Incorporated by Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.2*	By-laws	(D)

4.1*	Form of Common Stock Certificate, $.01 par value	(C)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2004	(F)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.11*	Stock Purchase Agreement dated May 14, 2001, between the Company on the one hand and CastleTop Investments, L.P. (an affiliate of Morton L. Topfer) and Morton L. Topfer on the other	(H)

10.12*	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between Bio-Reference Laboratories, Inc. and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.	(H)

21	Subsidiaries of the Company

The following are the Company’s three wholly-owned subsidiaries:

	State of Incorporation	Name under which it Conducts or Conducted Business

Medilabs, Inc.	New York	Medilabs

BRLI No. 1 Acquisition Corp.	New Jersey	Right Body Foods

CareEvolve.com, Inc.	New Jersey	CareEvolve

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.CareEvolve

The exhibits designated above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated below.

(A)                              Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-31360).

(B)                                Incorporated by reference to exhibit filed with the Company’s annual report on Form 10KSB for the year ended October 31, 1992.

(C)                                Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form SB-2 (File No. 33-68678).

(D)                               Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-18 (File No. 33-5048-NY).

(E)                                 Incorporated by reference to exhibit filed with the Company’s report on Form 8-A dated March 31, 1998.

(F)                                 Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999.

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
Marc D. Grodman Chairman of the Board, President, Chief Executive Officer and Director Dated: January 21, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marc D. Grodman
Marc D. Grodman Chairman of the Board, President, Chief Executive Officer and Director January 21, 2003

/s/ Howard Dubinett
Howard Dubinett Executive Vice President Chief Operating Officer and Director January 21, 2003

/s/ Sam Singer
Sam Singer Vice President, Chief Financial Officer, Chief Accounting Officer and Director January 21, 2003

/s/ Morton Topfer
Morton Topfer Director January 21, 2003

/s/ John Roglieri
John Roglieri Director January 21, 2003

/s/ Gary Lederman
Gary Lederman Director January 21, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)           I have reviewed this annual report on Form 10-K of the Company for the fiscal year ended October 31, 2002;

(2)           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

(4)           The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

Dated: January 21, 2003

/s/ Marc D. Grodman
Marc D. Grodman Chief Executive Officer Bio-Reference Laboratories, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)           I have reviewed this annual report on Form 10-K of the Company for the fiscal year ended October 31, 2002;

(2)           Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)           Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report;

(4)           The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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

Dated: January 21, 2003

/s/ Sam Singer
Sam Singer Chief Financial Officer Bio-Reference Laboratories, Inc.

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

December 6, 2002

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2002	2001
Assets:
Current Assets:
Cash and Cash Equivalents	$3,403,365	$2,355,356
Accounts Receivable - Net	28,698,931	27,286,429
Inventory	1,080,768	985,473
Other Current Assets	875,403	434,507
Deferred Tax Asset	308,000	570,000

Total Current Assets	34,366,467	31,631,765

Property and Equipment - At Cost	4,881,572	4,510,189

Less: Accumulated Depreciation	1,877,185	2,710,196

Property and Equipment - Net	3,004,387	1,799,993

Other Assets:
Due from Related Party	—	8,917
Deposits	293,203	259,885
Goodwill - Net	5,843,237	5,843,237
Intangible Assets - Net	2,868,222	3,501,987
Other Assets	1,066,658	959,953

Total Other Assets	10,071,320	10,573,979

Total Assets	$47,442,174	$44,005,737

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	October 31,
	2002	2001
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts Payable	$6,871,331	$7,225,633
Accrued Salaries and Commissions	2,420,274	1,813,357
Accrued Taxes and Expenses	895,340	1,353,312
Revolving Note Payable - Bank	10,546,010	12,620,671
Current Maturities of Long-Term Debt	400,000	1,059,879
Capitalized Lease Obligation - Short-Term Portion	582,751	301,744

Total Current Liabilities	21,715,706	24,374,596

Long-Term Liabilities:
Long-Term Debt Less Current Maturities	—	400,000
Capitalized Lease Obligations - Long-Term Portion	1,423,659	611,816
Other Long-Term Liabilities	95,740	145,740

Total Long-Term Liabilities	1,519,399	1,157,556

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,059,589 Shares; None Issued	—	—

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized, Issued and Outstanding 604,078 Shares	60,408	60,408

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	—	—

Common Stock, Par Value $.01 Per Share, Authorized 18,333,333 Shares; Issued and Outstanding 11,588,583 and 11,010,646 Shares at October 31, 2002 and 2001, Respectively	115,886	110,106

Additional Paid-in Capital	28,543,576	28,101,152

Accumulated Deficit	(4,224,990)	(9,146,529)

Totals	24,494,880	19,125,137
Deferred Compensation	(287,811)	(651,552)

Total Shareholders’ Equity	24,207,069	18,473,585

Total Liabilities and Shareholders’ Equity	$47,442,174	$44,005,737

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended October 31,
	2002	2001	2000

Net Revenues	$96,630,704	$80,621,852	$66,460,073

Cost of Services:
Depreciation and Amortization	650,111	674,068	791,666
Employee Related Expenses	23,668,354	20,504,946	16,582,161
Reagents and Laboratory Supplies	15,417,836	12,974,868	9,932,540
Other Cost of Services	11,969,325	10,109,717	9,867,984

Total Cost of Services	51,705,626	44,263,599	37,174,351

Gross Profit	44,925,078	36,358,253	29,285,722

General and Administrative Expenses:
Depreciation and Amortization	899,029	1,010,842	846,428
General and Administrative Expenses	25,613,305	21,008,635	18,149,363
Provision for Doubtful Accounts	12,340,751	10,730,990	8,658,067

Total General and Administrative Expenses	38,853,085	32,750,467	27,653,858

Income from Operations	6,071,993	3,607,786	1,631,864

Other [Income] Expense:
Interest Expense	889,925	1,685,963	1,635,847
Interest Income	(40,471)	(25,926)	(67,638)

Total Other Expense - Net	849,454	1,660,037	1,568,209

Income Before Income Taxes	5,222,539	1,947,749	63,655

Provision for Income Tax Expense [Benefit]	301,000	(414,000)	(41,500)

Net Income	$4,921,539	$2,361,749	$105,155

Net Income Per Common Share - Basic	$.43	$.24	$.01

Net Income Per Common Share - Diluted	$.39	$.21	$.01

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Series A Senior Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated [Deficit]	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance - October 31, 1999	604,078	$60,408	7,700,777	$77,008	$23,294,673	$(11,613,433)	$(449,546)	$11,369,110

Shares Issued for Deferred Compensation	—	—	95,000	950	67,623	—	(68,573)	—
Stock Options Issued for Deferred Compensation	—	—	—	—	107,625	—	(107,625)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	176,541	176,541
Shares Issued for Employee Services	—	—	130,000	1,300	91,520	—	—	92,820
Shares Issued for Acquisitions	—	—	400,000	4,000	1,021,200	—	—	1,025,200
Shares Issued for Consulting Agreements	—	—	179,667	1,796	290,773	—	—	292,569
Net Income	—	—	—	—	—	105,155	—	105,155

Balance - October 31, 2000	604,078	60,408	8,505,444	85,054	24,873,414	(11,508,278)	(449,203)	13,061,395

Shares Issued for Deferred Compensation	—	—	200,000	2,000	398,000	—	(400,000)	—
Stock Options Issued for Deferred Compensation	—	—	—	—	333,360	—	(333,360)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	531,011	531,011
Shares Issued for Employee Services	—	—	11,000	110	32,890	—	—	33,000
Shares Issued for Consulting Services	—	—	279,000	2,790	308,427	—	—	311,217
Shares Issued to Investors	—	—	1,500,000	15,000	1,485,000	—	—	1,500,000
Exercise of Options - Consultants	—	—	515,202	5,152	670,061	—	—	675,213
Net Income	—	—	—	—	—	2,361,749	—	2,361,749

Balance - October 31, 2001	604,078	60,408	11,010,646	110,106	28,101,152	(9,146,529)	(651,552)	18,473,585

Amortization of Deferred Compensation	—	—	—	—	—	—	293,406	293,406
Reclassification of Warrants	—	—	—	—	(70,335)	—	70,335	—
Exercise of Options - Employees	—	—	532,937	5,330	448,839	—	—	454,169
Exercise of Options - Consultants	—	—	45,000	450	63,920	—	—	64,370
Net Income	—	—	—	—	—	4,921,539	—	4,921,539

Balance - October 31, 2002	604,078	$60,408	11,588,583	$115,886	$28,543,576	$(4,224,990)	$(287,811)	$24,207,069

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended October 31,
	2002	2001	2000
Operating Activities:
Net Income	$4,921,539	$2,361,749	$105,155
Adjustments to Reconcile Net Income to
Net Cash Provided by [Used for] Operating Activities:
Depreciation and Amortization	1,549,140	1,684,910	1,638,094
Amortization of Deferred Compensation	293,406	531,011	176,541
Amortization of Deferred Interest	—	—	84,329
Provision for Doubtful Accounts	12,340,751	10,730,990	8,658,067
Other	—	—	27,807
Deferred Income Taxes	262,000	(504,000)	(66,000)
Stock Issued for Compensation	—	344,217	135,390

Changes in Assets and Liabilities
[Net of Effects from Acquisitions]:
[Increase] Decrease in:
Accounts Receivable	(13,753,251)	(13,969,196)	(14,090,794)
Inventory	(95,295)	(250,785)	(162,409)
Other Current Assets	(440,896)	5,859	(36,242)
Other Assets	(106,705)	(149,611)	(114,616)
Deposits	(33,318)	56,228	—

Increase [Decrease] in:
Accounts Payable, Accrued Taxes and Expenses	(255,357)	752,870	520,909

Total Adjustments	(239,525)	(767,507)	(3,228,924)

Net Cash - Operating Activities - Forward	4,682,014	1,594,242	(3,123,769)

Investing Activities:
Acquisition of Property and Equipment	(433,597)	(470,708)	(196,347)
Capitalized Software Development Costs	(209,639)	(711,413)	(463,530)
Additions to Deposits	—	—	(37,494)
Repayment of Related Party Receivable	8,917	64,800	64,800
Payment for Acquisition of Intangible Assets	—	—	(40,519)

Net Cash - Investing Activities - Forward	(634,319)	(1,117,321)	(673,090)

Financing Activities:
Proceeds from Long-Term Debt	—	—	693,270
Payments of Long-Term Debt	(1,059,879)	(1,029,617)	(1,503,774)
Payments of Capital Lease Obligations	(383,685)	(327,963)	(350,815)
[Decrease] Increase in Revolving Line of Credit	(2,074,661)	620,671	3,299,095
Proceeds from the Exercise of Stock Options	518,539	675,213	—
Proceeds from the Sale of Common Stock	—	1,500,000	—
Other	—	—	(29,260)

Net Cash - Financing Activities - Forward	$(2,999,686)	$1,438,304	$2,108,516

Net Cash - Operating Activities - Forwarded	$4,682,014	$1,594,242	$(3,123,769)

Net Cash - Investing Activities - Forwarded	(634,319)	(1,117,321)	(673,090)

Net Cash - Financing Activities - Forwarded	(2,999,686)	1,438,304	2,108,516

Net Increase [Decrease] in Cash and Cash Equivalents	1,048,009	1,915,225	(1,688,343)

Cash and Cash Equivalents - Beginning of Years	2,355,356	440,131	2,128,474

Cash and Cash Equivalents - End of Years	$3,403,365	$2,355,356	$440,131

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$925,714	$1,722,152	$1,524,015
Income Taxes	$274,012	$14,613	$1,308

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In fiscal 2001 and 2000, the Company issued shares of common stock and stock options with values of $400,000 and $333,360, respectively, in 2001 and $68,573 and $107,625, respectively, in 2000, as deferred compensation.

During fiscal 2002 and 2001, the Company wrote-off approximately $1,540,000 and $1,380,000 of furniture and equipment which were fully depreciated.

Approximately $467,000 and $1,466,000 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized, were written off in fiscal 2002 and 2001, respectively.

During fiscal 2002, 2001 and 2000, the Company incurred capital lease obligations totaling approximately $1,476,000, $229,000 and $375,000 in connection with the acquisition of medical equipment.

In May 2000, the Company recorded $1,250,000 in additional goodwill and accrued expenses related to the Medilabs, Inc. acquisition.

[See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference” or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing clinical laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  It operates two clinical laboratories, one in Elmwood Park, New Jersey and one in Valley Cottage, New York, and an andrology laboratory in New York City.  Bio-Reference markets its clinical laboratory testing services directly to physicians, hospitals, clinics, correctional and other health facilities.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.  The operations of subsidiaries are included in operations commencing from date of acquisition [See Note 18].

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $1,231,841 and $1,574,777 in cash equivalents at October 31, 2002 and 2001, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $705,237, $721,207 and $896,724 for the years ended October 31, 2002, 2001 and 2000, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value.

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the year ended October 31, 2002.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition.  The statements of operations reflect amortization expense related to goodwill for the years ended October 31, 2001 and 2000 of $419,172 and $384,454, respectively.  The balance sheet reflects accumulated amortization of $2,401,397 and $2,401,397 as of October 31, 2002 and 2001, respectively [See Note 10].

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The statements of operations reflect amortization expense related to intangible assets of $631,242, $544,531 and $356,916 for the years ended October 31, 2002, 2001 and 2000, respectively.  The balance sheet reflects accumulated amortization of $2,084,613 and $1,708,971 as of October 31, 2002 and 2001, respectively.

Internal Use Software Costs - The Company accounts for internal use software costs in accordance with Statement of Position 98-1 [“SOP 98-1”], “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Per SOP 98-1, the Company has capitalized certain internal use software and web site development costs totaling approximately $210,000 and $711,000 during the years ended October 31, 2002 and 2001, respectively.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized.

Net Service Revenue - Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has two subsidiaries that provide non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.  Net service revenues on the statements of operations are as follows:

	Years ended October 31,
	2002	2001	2000

Gross Revenues	$232,772,016	$196,014,991	$152,571,975
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	65,401,286	55,628,486	41,512,648
Other	70,740,026	59,764,653	44,599,254

Total Contractual Adjustments and Discounts	136,141,312	115,393,139	86,111,902

Net Revenues	$96,630,704	$80,621,852	$66,460,073

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $30,045,528 and $31,378,220 as of October 31, 2002 and 2001, respectively.

As of October 31, 2002 and 2001, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2002	2001

Contractual Credits/Discounts	$23,010,020	$26,404,734
Doubtful Accounts	7,035,508	4,973,486

Total Allowance	$30,045,528	$31,378,220

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

Earnings [Loss] Per Share - Basic earnings [loss] per share [“EPS”] reflects the amount of income [loss] attributable to each share of common stock based on average common shares outstanding during the period.  Diluted EPS reflects Basic EPS while giving effect to all potential dilutive common shares that were outstanding during the period, such as common shares that could result from the exercise or conversion of securities into common stock.  The computation of Diluted EPS is calculated by using the treasury stock method, which assumes that any proceeds obtained from the exercise of such dilutive securities would be used to purchase common stock at the average market price of the common stock during the period.  This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the securities assumed to be exercised.  Securities whose conversion would have an anti-dilutive effect on EPS are not assumed converted.  Securities that could potentially dilute earnings in the future are disclosed in Note 10.

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

Impairment - Certain long-term assets of the Company are reviewed quarterly as to whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards [“SFAS”] No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  Management considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations [undiscounted and without interest charges].  If impairment is deemed to exist, the assets will be written down to fair value. Management also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees,” for financial reporting purposes.

Advertising Costs - Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $105,000, $487,000 and $610,000 for the years ended October 31, 2002, 2001 and 2000, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform to the 2002 presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2002	2001

Medical Equipment	$3,132,195	$3,066,000
Leasehold Improvements	1,319,218	1,123,402
Furniture and Fixtures	402,202	320,787
Automobiles	27,957	—

Totals	4,881,572	4,510,189
Less: Accumulated Depreciation	1,877,185	2,710,196

Totals - Net of Accumulated Depreciation	$3,004,387	$1,799,993

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2002:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535,398	$328,492	$1,206,906
Customer Lists	20	1,230,202	721,369	508,833
Covenants Not-to-Compete	2	118,760	118,760	—
Employment Agreement	7	825,000	402,501	422,499
Costs Related to Acquisitions	19	1,087,471	460,312	627,159
Patent	17	156,005	53,180	102,825

Totals	11	$4,952,836	$2,084,614	$2,868,222

October 31, 2001:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,325,763	$62,556	$1,263,207
Customer Lists	20	1,230,202	659,575	570,627
Covenants Not-to-Compete	2	162,520	132,670	29,850
Employment Agreement	6	825,000	273,215	551,785
Costs Related to Acquisitions	15	1,511,468	537,150	974,318
Patent	17	156,005	43,805	112,200

Totals	11	$5,210,958	$1,708,971	$3,501,987

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2002 is as follows:

Year Ended October 31,
2003	$559,611
2004	547,235
2005	547,235
2006	547,235
2007	502,589
Thereafter	164,317

Total	$2,868,222

For the years ended October 31, 2002, 2001 and 2000 amortization expense of intangible assets were $631,242, $547,308 and $843,903, respectively.

[5] Revolving Note Payable - Bank

In January 2002, the Company amended its revolving notes payable loan agreement with a Bank.  The maximum amount of the credit line available to the Company was increased to the lesser of (i) $25,000,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  During fiscal 2002, the Company had elected to have $8,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.20% at October 31, 2002.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At October 31, 2002, advances of $2,546,041 were subject to interest at the prime rate.  As of October 31, 2002 and 2001, the prime rate of interest was 4.75% and 6.50%, respectively.  The credit line is collateralized by substantially all of the Company’s assets, the assignment of CareEvolve’s $615,000 promissory note payable out of the Company’s share of CareEvolve’s net after-tax income (if any) (See Note 14) and a $4,000,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage, and the prohibition of the payment by the Company of cash dividends without the prior written consent of the Bank. Effective October 2002, the Company amended its loan agreement to increase its annual capital expenditure covenant from $1,500,000 to $2,000,000.  As of October 31, 2002, the Company utilized $10,546,010 and had $7,444,731 of available unused credit under this revolving note payable agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2002 and 2001 was approximately 3.70% and 6.50%, respectively.

[6] Long-Term Debt

In April 1998, the Company entered into an agreement to borrow $4,000,000 from a Bank.  The note is payable in fifty-eight principal installments of $66,667 payable through May 2003.  The $4,000,000 borrowed was comprised of an unsecured portion or $2,000,000 and a secured portion of $2,000,000.  This note is in accordance with the provisions of the Company’s revolving loan agreement [See Note 5] with the same lender.  As of October 31, 2002, only the secured portion is outstanding.  As of October 31, 2002 and 2001, borrowings under the note payable were subject to interest of 5.75% and

9.85%, respectively.  As of October 31, 2002, $400,000 of principal was outstanding on the secured portion of the note payable.

In November 1999, the Company converted trade payables due a vendor into a $693,270 note payable.  Terms of the note payable provide for thirty-five monthly payments of $23,000 and one payment of $24,141, including interest.  The note payable is subject to interest of twelve [12%] percent per annum.  As of October 31, 2002, all principal and accrued interest had been repaid in full.

[7] Related Party Transactions

On October 1, 1989, an unsecured promissory note was received from the president of the Company, in exchange for a receivable in the amount of $235,354.  As of October 31, 2002 and 2001, $-0- and $8,918 was remaining on the note.  This note is non-interest bearing and has no fixed repayment terms.

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $247,500 which is being amortized over the five year term of the agreement. For the years ended October 31, 2002 and 2001, the Company recorded an expense of $49,500 and $4,125, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2002	2001	2000

U.S. Federal Statutory Rate	34.0%	34.0%	34.0%
State and Local Income Taxes, Net of U.S.
Federal Income Tax Benefit	6.0%	6.0%	25.0%
Other	—%	—%	—%
Utilization of Net Operating Loss Carryforwards	(18.0)%	(35.0)%	(20.0)%
Change in Valuation Allowance	(16.0)%	(26.0)%	(104.0)%

Actual Rate	6.0%	(21.0)%	(65.0)%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2002	2001	2000
Current:
Federal	$—	$69,000	$—
State and Local	39,000	21,000	24,500

Deferred:
Federal	222,000	(428,000)[1]	(52,000)[1]
State and Local	40,000	(76,000)[1]	(14,000)[1]

Total Provision [Benefit] for Income Taxes	$301,000	$(414,000)	$(41,500)

[1] [Decrease] increase in deferred tax valuation allowance.

At October 31, 2002, the Company had net operating loss carryforwards of approximately $4,378,000 for federal income tax purposes, which expire in years 2008 through 2019.  In addition, the Company had net operating losses for state purposes.  The Company operates in several states, however, most of its business is conducted in the New Jersey and New York area.  Net operating loss carryforwards applicable to New Jersey were fully utilized in fiscal 2002.  The following summarizes the operating loss carryforwards by year of expiration:

Expiration Date	Federal Amount	New York Amount

2008	$863,000	$—
2009	390,000	—
2019	3,125,000	2,682,000

Totals	$4,378,000	$2,682,000

At October 31, 2002 and 2001, the Company had a deferred tax asset of approximately $1,208,000 and $2,300,000, respectively.  The deferred taxes primarily relate to net operating loss carryforwards, as well as timing differences associated with the deductibility of certain accrued expenses and deferred costs.  The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years.  Although realization is not assured, management believes it is more likely than not that a portion of the net deferred tax asset will be realized.  The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.  For fiscal 2002 and 2001, the Company utilized approximately $2,394,000 and $2,900,000 of net operating loss carryforwards to reduce the federal and state current year taxable income.

	October 31,
	2002	2001
Deferred Tax Asset:
Accrued Expenses	$263,000	$420,000
Net Operating Loss Carryforwards	1,751,000	1,880,000
	2,014,000	2,300,000
Deferred Tax Liability:
Deferred Costs	(806,000)	—

Valuation Reserve	900,000	1,730,000

Deferred Tax Asset - Net	$308,000	$570,000

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

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On March 31, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock and each outstanding share of Series A Senior Preferred Stock.  Each Right entitles the registered holder to purchase one one-ten-thousandth of a share of Series A Junior Participating Preferred Stock [the “Junior Preferred Stock”] from the Company at a price of $4.00.  Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of each one-ten-thousandth of a share of Junior Preferred Stock is intended to approximate the value of one share of Common Stock.  Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each outstanding share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend of $.05 per share and will be entitled to an aggregate dividend of 10,000 times the dividend declared per share of Common Stock.  In the event of liquidation, the holders of the Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $10,000 per share and will be entitled to an aggregate payment of 10,000 times the payment made per share of Common Stock.  Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock and the Series A Senior Preferred Stock.

In the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 10,000 times the amount received per share of Common Stock.  The Rights are protected by customary anti-dilution provisions.  The Rights are not exercisable unless any one of certain triggering events occur including the acquisition by an individual or entity and their associates of 25% or more of the outstanding shares of Common Stock.  The Shareholder Rights Plan is designed to protect the Company and its shareholders from coercive, unfair and inadequate takeover bids and practices.  The Plan is designed to strengthen the Board of Directors’ ability to deter a person or group from attempting to gain control of the Company without offering a fair price and equal treatment to all shareholders.

In May 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate of $1,500,000 [$1.00 per share] to a single investment limited partnership.  The general partner of the investment limited partnership was elected to the Company’s Board of Directors.

[B] Equity Transactions for Services - For the year ended October 31, 2001, the Company issued 490,000 shares of common stock for employment and consulting services having a value of $744,217.  In fiscal 2000, the Company issued 804,667 shares of common stock in connection with employment and consulting agreements with a value of $1,479,162.  In fiscal 2002, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Income Per Share

	For the years ended October 31,
	2002	2001	2000

Income Available to Common Stockholders	$4,921,539	$2,361,749	$105,155
Weighted Average Common Shares Outstanding	11,378,300	9,941,164	8,145,999

Effect of Dilutive Securities:
Convertible Preferred Stock	544,229	445,666	371,621
Warrants/Options	856,987	985,495	838,457

Weighted Average Diluted Common Shares Outstanding	12,779,516	11,372,325	9,356,077

Net Income Per Share - Basic	$.43	$.24	$.01
Net Income Per Share - Diluted	$.39	$.21	$.01

For the year ended October 31, 2002, outstanding warrants to purchase 25,000 shares and 50,000 shares of the Company’s common stock at $7.97 and $7.79 per share were not included in the computation of diluted EPS.  Warrants to purchase 24,000 shares and 20,000 shares of common stock at $3.14 and $3.00 per share were outstanding at October 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS. The exercise price of these warrants was greater than the average market price of the common shares and are considered anti-dilutive.  These securities could potentially dilute EPS in the future.

As of November 1, 2001, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets;”  earlier than required.  In accordance with the provisions of SFAS No. 142, the Company discontinued the periodic amortization of goodwill, but is now required to annually review the goodwill for potential impairment.  Had SFAS No. 142 been effective in the comparative prior periods, the following adjusted results of operations would have been achieved.

	For the Years Ended October 31,
	2002	2001	2000

Net Income:
Reported Net Income	$4,921,539	$2,361,749	$105,155
Add Back: Goodwill Amortization	—	419,172	384,454

Adjusted Net Income	$4,921,539	$2,780,921	$489,609

Basic Earnings Per Share:
Reported Net Income	$.43	$.24	$.01
Goodwill Amortization	—	.04	.05

Adjustment Net Income	$.43	$.28	$.06

Diluted Earnings Per Share:
Reported Net Income	$.39	$.21	$.01
Goodwill Amortization	—	.03	.04

Adjustment Net Income	$.39	$.24	$.05

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  At October 31, 2002, the 2000 Plan had 274,000 options available to grant.  Employees of the Company or its subsidiaries, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In August 2000, options to purchase 35,000 shares of common stock were granted under the 2000 Plan.  In fiscal 2000, an additional 200,000 options were granted which vest in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal 2002 and 2001, 241,000 and 50,000 options were granted under the Plan.  Approximately 59,166 of options granted under the plan in fiscal 2002 will vest over the next two fiscal years.  A total of 10,000 and 20,000 incentive stock options issued under the 2000 Plan were exercised in fiscal 2002 and 2001, respectively. Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of 275,337, 45,702 and 16,667 incentive stock options issued under the 1989 Plan were exercised in fiscal 2002, 2001 and 2000.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999 termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

	2000 Plan		1989 Plan
	Weighted Average		Weighted Average
	Shares Under Options	Exercise Price Per Share	Shares Under Options	Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 1999	—	$—	612,041	$.73

Granted	235,000	1.22	—	—
Expired	—	—	—	—
Exercised	—	—	(16,667)	.72

Outstanding and Eligible for Exercise at October 31, 2000	235,000	1.22	595,374.73

Granted	50,000	1.13	—	—
Expired	—	—	—	—
Exercised	(20,000)	1.13	(45,702)	.72

Outstanding and Eligible for Exercise at October 31, 2001	265,000	1.21	549,672.73

Granted	241,000	7.07	—	—
Expired	—	—	—	—
Exercised	(10,000)	1.68	(275,337)	.72

Outstanding at October 31, 2002	496,000	4.27	274,335	$.72

Eligible for Exercise at October 31, 2002	286,834	3.14	274,335	$.72

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted Average Exercise Price
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	Number of Options

$ .71875	274,335	5 Years	$.72	274,335	$.72
$ 1.125 to $1.688 Per Share	255,000	8 Years	$1.61	117,501	$1.54
$ 5.94 to $7.97 Per Share	241,000	10 Years	$7.07	169,333	$7.02
	770,335			561,169

The weighted average grant date fair value of incentive stock options under the 2000 Plan granted during the year ended October 31, 2002, 2001 and 2000 was $7.07, $1.13 and $1.22 per share, respectively.  These options have weighted average remaining contractual lives of 7.50 years.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  No compensation cost was recognized for stock-based employee compensation awards for the years ended October 31, 2002, 2001 and 2000.

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

	Shares Under Options and Warrants	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 1999	954,100	$1.37

Granted	170,000	1.37
Expired	(168,250)	3.77
Exercised	(8,000)	.72

Outstanding and Eligible for Exercise at October 31, 2000	947,850.95

Granted	572,000	1.91
Expired	(180,000)	1.16
Exercised	(449,500)	1.32

Outstanding and Eligible for Exercise at October 31, 2001	890,350	1.34

Granted	65,000	6.19
Expired	(105,000)	.63
Exercised	(292,600)	1.01

Outstanding and Eligible for Exercise at October 31, 2002	557,750	$2.21

During the year ended October 31, 2002, the Company issued options to purchase 65,000 shares of the Company’s common stock at prices ranging from $3.60 to $7.97 in connection with employment agreements and employee incentives.  Included in the options issued in fiscal 2002 were options issued to directors of the Company to purchase 24,000 shares of common stock at a price of $6.80 per share.

During the years ended October 31, 2001 and 2000, a total of 278,000 and 45,000 shares, respectively, classified as non-incentive stock options were granted to employees.  The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  Total compensation cost recognized against income for employee non-incentive stock options and warrants was $-0- for the years ended October 31, 2002, 2001 and 2000.

During the years ended October 31, 2001 and 2000, 294,000 and 125,000 shares under options were granted to non-employees per various consulting agreements, respectively.  No such options were granted in 2002.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of 244,000 and 125,000 options in fiscal 2001 and 2000, respectively, of approximately $488,000 and $125,000 [approximately $2.00 and $1.00 per share] has been accounted for as deferred compensation for the years ended October 31, 2001 and 2000, respectively, and is being expensed over the term of the agreements.  The fair value of 50,000 options in fiscal 2001 of $27,000 had been expensed for the year ended October 31, 2001.  Total compensation expense recognized against income for deferred compensation from the issuance of stock options and warrants was $293,406, $210,193 and $17,567, respectively, for those options issued in the years ended October 31, 2002, 2001 and 2000.

	Outstanding and Exercisable Options and Warrants Weighted
Exercise Price Range	Number of Shares Under Options and Warrants	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share

Options - $.71875 Per Share	135,000	2.14 Years	$.66
Options - $1.00 Per Share	55,750	1.25 Years	$1.00
Options - $1.19 to $1.656 Per Share	78,000	2.67 Years	$1.49
Options - $2.00 Per Share	200,000	3.17 Years	$2.00
Options - $3.14 Per Share	24,000	3.58 Years	$3.14
Options - $3.60 to $6.80 Per Share	65,000	4.25 Years	$6.19

	557,750

These options have weighted average remaining contractual lives of 3.4 years.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2002, 2001 and 2000 were $6.19, $1.11 and $.98 per share, respectively.

[A] and [B] Pro Forma - Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, for the 241,000, 50,000 and 235,000 shares under employee incentive stock options for the years ended October 31, 2002, 2001 and 2000, respectively, and the 65,000, 278,000 and 45,000 shares under employee non-incentive stock options and warrants for the years ended October 31, 2002, 2001 and 2000, respectively, net income and earnings per share would have been as follows:

	2002	2001	2000
Net Income:
As Reported	$4,921,539	$2,361,749	$105,155
Pro Forma	$3,080,588	$1,939,589	$47,323

Basic Earnings Per Share:
As Reported	$.43	$.24	$.01
Pro Forma	$.27	$.20	$.01

Diluted Earnings Per Share:
As Reported	$.39	$.21	$.01
Pro Forma	$.24	$.17	$.01

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

Year Ended	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividends

October 31, 2002	5.0%	6 Years	113.40%	None
October 31, 2001	5.7%	5 Years	113.17%	None
October 31, 2000	6.0%	2 Years	114.80%	None

[12] Employment Contracts and Consulting Agreements

The Company has entered into various employment contracts and consulting agreements for periods ranging from one to seven years.  At October 31, 2002, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,
2003	$2,968,450
2004	2,661,283
2005	560,000
2006	92,500

Total	$6,282,233

The Company entered into an employment agreement which included a provision for a $250,000 bonus to be paid over a five-year period.  At October 31, 2002, the Company had a long-term liability of $95,740 and $50,000 current liability related to the remaining bonus amount due the employee.  The balance due at October 31, 2002 will be paid as follows:

2003	$50,000
2004	50,000
2005	45,740

Total	$145,740

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into twenty employment agreements which provide for annual aggregate minimum commitments of approximately $1,673,500 which have no termination dates.

In accordance with Section 402 of the Sarbanes-Oxley Act of 2002 [the “Act”], companies are prohibited from making future loans to officers and directors and also prohibited are any extension of credit after the date of the acts enactment.  While the Company had entered into and funded “split-dollar” life insurance agreements of several officer/directors of the Company before passage of the Act, future premiums could be deemed an extension of credit.  Until further clarification of the issue, the Company suspended paying any additional future premiums.  At October 31, 2002, the life insurance policies are being paid by reducing the cash values of such life insurance policies.  In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their life insurance policies.  In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company.  At October 31, 2002 and 2001, $1,138,207 and $931,638, respectively, is included in other assets which represents the amount of premiums paid to date.  As of October 31, 2002, the cash surrender value of the life insurance policies were less than the balance of premiums paid.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2007 as follows:

	October 31,
	2002	2001

Medical Equipment	$3,088,794	$1,839,204
Less: Accumulated Depreciation	1,510,700	1,062,410

Net	$1,578,094	$776,794

Depreciation expense on assets under capital leases was approximately $448,290, $343,055 and $334,323 for the years ended October 31, 2002, 2001 and 2000, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended October 31,
2003	$747,601
2004	633,175
2005	410,456
2006	302,416
2007	257,781
Thereafter	6,782

Total	2,358,211
Less: Interest	351,801

Present Value of Minimum Lease Payments	$2,006,410

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2003 to 2007.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2002, 2001 and 2000 was $3,218,107, $2,976,147 and $2,931,648, respectively.  There were no contingent rental amounts due through October 31, 2002.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases] are as follows:

	Property	Equipment
October 31,
2003	$1,550,784	$1,893,569
2004	509,052	1,685,355
2005	568,948	1,328,399
2006	142,800	943,080
2007	—	757,680
Thereafter	—	—

Totals	$2,771,584	$6,608,083

In December 2001, one of the Company’s wholly owned subsidiary [CareEvolve] entered into a five year strategic marketing alliance agreement with Roche Diagnostic Corporation [“RDC”].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provide that RDC will provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, shall hire marketing and management personnel to provide increased selling and marketing efforts.  RDC will initially fund CareEvolve the sum of $1,000,000 which will be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee will be authorized to be paid with the proceeds of the $1,000,000.  During the term of the agreement, CareEvolve will pay to RDC and Bio-Reference 50% of the net after-tax income generated each quarter.  At October 31, 2002 approximately $653,000 of the initial $1,000,000 funded by Roche was available for future expense reimbursements.

In addition, the Agreement grants RDC an option to purchase an equity interest in CareEvolve from the Company equal to 50% of the ownership in CareEvolve.

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

The Company is being represented by counsel in connection with various reviews being conducted by the Company’s Medicare carrier.  One review involved overpayments that occur in the normal course of business.  In October 2002, the Company received a determination letter from Medicare related to this review.  The determination letter concluded that the Company had received Medicare overpayments of approximately $356,000.  A total of approximately $202,000 was previously withheld from suspended Company funds plus an additional payment of $154,000 is due from the Company within 30 days.  If the $154,000 payment is not received within the 30 day period, interest will accrue at the annual rate of 12.625% on the unpaid balance.  The Company has a reserve of approximately $154,000 as of October 31, 2002, related to this Medicare settlement.  However, the Company is contesting the amount due.

In December 2000, the Company instituted a lawsuit against the former owners of one of the Company’s wholly owned subsidiaries.  The complaint alleges that in connection with the Right Body Foods, Inc. [“RBF”] acquisition and the simultaneous employment of the former owner as Director of RBF, that material misrepresentations and misleading statements were made regarding the business being purchased.  The defendants filed a counterclaim in January 2001 denying the allegations filed in the complaint by the Company.  In addition, the defendants asserted a claim of sexual harassment and discrimination against several officers of the Company.  In September 2002, the Company signed a settlement agreement with the former owner of RBF.  Terms of the settlement agreement provide for the former owner to retain the 200,000 shares of the Company’s common stock issued in connection with the acquisition.  In exchange, the Company will retain ownership of the RBF business [See Note 18].  All other claims that were asserted between the parties were mutually dismissed.

[16] Insurance

The Company maintains professional liability insurance of $3,000,000 in the aggregate, with a per occurrence limit of $2,000,000 .  In addition, the Company maintains excess commercial insurance of $2,000,000 per occurrence and $3,000,000 in aggregate.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2002 and 2001, the Company had approximately $1,132,000 and $1,873,000, respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

On December 2, 1999, the Company acquired the business of Medical Marketing Group, Inc. [“MMGI”]. MMGI is engaged in selling Internet website design and other Internet orientated services to medical professionals including individual and group physician practices. The Company issued 140,000 shares of common stock in exchange for the title and interest in the WEB business.  In addition, the Company issued 60,000 shares of common stock in connection with a non-competition agreement with the former owner of MMGI.  At the date of acquisition, the 200,000 shares of the Company’s common stock issued had a value of approximately $597,600.  In October 2001, the Company granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $3 per share to the former owner of MMGI for consulting services.  An expense of approximately $27,000 was recorded in fiscal 2001.  Such options were also exercised in October 2001.

On December 14, 1999, the Company acquired the business of Right Body Foods, Inc. [“RBF”].  RBF is engaged in the manufacture of health food products at a single facility located in New York.  In exchange for acquiring the majority of the assets of RBF, the Company issued 180,000 shares of its common stock. In addition, the Company issued 20,000 shares of common stock to the former owner of RBF in connection with a non-competition agreement. The 200,000 shares of the Company’s common stock issued in connection with the acquisition had a value of approximately $437,600.

In October 2002, the Company terminated the operations of RBF in conjunction with its legal settlement with the former owner.  As a result of management’s decision to terminate RBF operations, the Company recorded a current period write-off of approximately $212,000 representing the net book value of intangible and other deferred assets incurred in connection with the initial acquisition of RBF.  Subsequent to October 31, 2002, the Company sold the remaining RBF assets for a nominal sum.

Both the MMGI and RBF acquisitions were accounted for under the purchase method of accounting.  Under this method, the purchase price was allocated to the acquired assets based on their estimated fair value at date of acquisition. In both acquisitions, the purchase price was primarily allocated to a customer list and non-competition agreements with the former owners. Each of the customer lists acquired were to be amortized over a 20 year period utilizing the straight line method of amortization.  Non-Competition covenants were to be amortized over the life of the respective covenant under the straight-line method of amortization. The results of operations for MMGI and RBF have been included in the consolidated statement of operations from the respective dates of acquisition.

On April 9, 1998, the Company acquired the assets and certain liabilities of Medilabs, Inc. [“MLI”] from LTC Service and Holdings, Inc. [“Holdings”], a wholly-owned subsidiary of Long-Term Care Services, Inc. [“LTC”].  The acquisition was effective April 9, 1998 for accounting purposes and is being accounted for under the purchase method.  The operations of Medilabs, Inc. are included in the Company’s results of operations commencing April 9, 1998.  In connection with the acquisition of MLI, certain key employees signed employment agreements with the Company for an unspecified period which included a six month non-competition clause.  In addition, LTC, Holdings, two affiliated corporations and an employee of LTC signed non-competition agreements.

The agreement also included a provision for a purchase price adjustment [“earn-up”], upon Medilabs, Inc. obtaining a NY State municipal contract for services and meeting certain revenue criteria.  The earn-up was subject to a maximum additional purchase price payment of $1,250,000.  During fiscal 2000, Medilabs, Inc. achieved the criteria needed to earn the maximum “earn-up” of $1,250,000.  At such time additional goodwill of $1,250,000 was recorded.  The “earn-up” was payable in three installments of $625,000, $312,500 and $312,500.  On July 1, 2000, the Company paid the first installment of $625,000.  The remaining second and third installments of $312,500 each, due November 2000 and May 2001, were paid in fiscal 2001.

[19] Fair Value of Financial Instruments

For certain financial instruments, including cash and cash equivalents, trade receivables, trade payables, and short-term debt, it was estimated that the carrying amount approximated fair value for the majority of these items because of their short maturities.  The fair value of the Company’s long-term debt is estimated based on the quoted market prices for similar issues or by discounting expected cash flows at the rates currently offered to the Company for debt of the same remaining maturities.

	October 31,
	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-Term Debt	$—	$—	$400,000	$400,000

Due to the non-interest bearing nature and unspecified payment terms, it was not practicable to estimate the fair value of amounts due from related parties [See also Note 7].

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $100,000 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $1,900,000 per person and $2,000,000 in the aggregate.  Health insurance premium expense for the years ended October 31, 2002, 2001 and 2000 amounted to approximately $383,000, $230,000 and $217,000, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $2,348,000, $1,901,000 and $1,549,000 for the years ended October 31, 2002, 2001, 2000, respectively.

[21] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the year ended December 31 [the plan year end], 2000, the Company elected not to make matching contributions to the plan.  For the plan years beginning January 1, 2002 and 2001, the Company elected to make a matching contribution of 3% of salary not to exceed $250 per participant which amounted to $64,586 and $50,762, respectively which were charged to operations.  The employer contribution will be fully vested after the fifth year of service.

[22] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Statement No. 143, “Accounting for Asset Retirement Obligations” in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002 and is not expected to have a material impact on the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 121”).  SFAS 144 further refines SFAS 121’s requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset.  In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale.  SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions.  SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001.  The Company does not expect the adoption of SFAS 144 to have a material impact on the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 among other things rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”) and SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” (“SFAS 64”) and amends SFAS No. 13, “Accounting for Leases” (“SFAS 13”).  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company expects to adopt SFAS 145 effective November 1, 2002 and reflect any necessary reclassifications in its consolidated statements of operations. Management believes that the adoption of SFAS 145 will not have a material impact on the Company’s financial position.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

[23] Selected Quarterly Financial Data [Unaudited]

	Three months ended
	1/31/02	4/30/02	7/31/02	10/31/02	Fiscal Year 2002

Net Revenues	$22,294,644	$23,863,545	$24,893,138	$25,579,377	$96,630,704
Gross Profit	9,368,510	12,648,176	12,042,353	10,866,039	44,925,078
Net Income	709,748	1,260,168	1,504,321	1,447,302	4,921,539
Net Income Per Common Share:
Basic	.06	.11	.13	.12	.43
Diluted	.06	.10	.12	.11	.39

Weighted Average Common
Shares Outstanding - Basic	11,103,622	11,234,918	11,586,003	11,586,032	11,378,300

Weighted Average Common
Shares Outstanding - Diluted	12,801,081	12,889,043	13,068,750	12,974,721	12,779,516

	Three months ended
	1/31/01	4/30/01	7/31/01	10/31/01	Fiscal Year 2001

Net Revenues	$18,387,172	$19,831,231	$21,168,044	$21,235,405	$80,621,852
Gross Profit	8,126,447	8,928,342	9,541,722	9,761,742	36,358,253
Net Income	122,029	502,501	619,835	1,117,384	2,361,749
Net Income Per Common Share:
Basic	.01	.05	.06	.10	.24
Diluted	.01	.05	.05	.09	.21

Weighted Average Common
Shares Outstanding - Basic	8,505,444	9,379,782	10,737,772	10,922,151	9,941,164

Weighted Average Common
Shares Outstanding - Diluted	9,356,077	10,401,006	12,595,294	12,703,274	11,372,325

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

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

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

December 6, 2002

BIO–REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000.

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions To Valuation Accounts	Balance at End of Period

Year Ended October 31, 2002
Allowance for Doubtful Accounts	$4,973,486	$12,340,751	$(10,278,729)	$7,035,508
Contractual Credits/Discounts	26,404,734	136,141,312	(139,536,026)	23,010,020

Total Allowance	$31,378,220	$148,482,063	$(149,814,755)	$30,045,528

Year Ended October 31, 2001
Allowance for Doubtful Accounts	$4,716,875	$10,730,990	$(10,474,379)	$4,973,486
Contractual Credits/Discounts	18,840,060	115,393,139	(107,828,465)	26,404,734

Total Allowance	$23,556,935	$126,124,129	$(118,302,844)	$31,378,220

Year Ended October 31, 2000
Allowance for Doubtful Accounts	$3,053,558	$8,658,067	$(6,994,750)	$4,716,875
Contractual Credits/Discounts	12,259,377	86,111,902	(79,531,219)	18,840,060

Total Allowance	$15,312,935	$94,769,969	$(86,525,969)	$23,556,935