Form 10-Q
period 2003-01-31
BIO REFERENCE LABORATORIES INC
filed 2003-03-11
CIK 792641

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2003

Commission File Number 0-15266

BIO-REFERENCE LABORATORIES, INC.
481 Edward H. Ross Drive, Elmwood Park, NJ 07407
(201) 791-2600

New Jersey (State of incorporation)	22-2405059 (IRS Employer Identification No.)

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,608,583 shares of Common Stock ($.01 par value) at March 10, 2003.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2003

I N D E X

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets as of January 31, 2003 (unaudited) and October 31, 2002	1
	Statements of Operations (unaudited) for the three months ended January 31, 2003 and January 31, 2002	3
	Statements of Cash Flows (unaudited) for the three months ended January 31, 2003 and January 31, 2002	4
	Notes to financial statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 4.	Controls and Procedures	12
PART II. OTHER INFORMATION		13
Item 6.	Exhibits and Reports on Form 8-K
Signatures		13
Certifications

i

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	January 31, 2003	October 31, 2002
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$3,926,163	$3,403,365
Accounts Receivable (Net)	29,347,890	28,698,931
Inventory	1,144,263	1,080,768
Other Current Assets	1,033,094	1,183,403

Total Current Assets	$35,451,410	$34,366,467

Property, Plant and Equipment	$5,450,732	$4,881,572
Less: Accumulated Depreciation	2,111,400	1,877,185

Total Property, Plant and Equipment—Net	$3,339,332	$3,004,387

Other Assets:
Deposits	298,907	293,203
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated Amortization of $2,226,826 and $2,084,614 respectively)	2,726,010	2,868,222
Other Assets	1,039,572	1,066,658

Total Other Assets	$9,907,726	$10,071,320

Total Assets	$48,698,468	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

	January 31, 2003	October 31, 2002
	(Unaudited)
Current Liabilities:
Accounts Payable	$6,591,162	$6,871,331
Salaries and Commissions Payable	1,612,145	2,420,274
Accrued Taxes and Expenses	265,332	895,340
Current Portion of Long-Term Debt	199,997	400,000
Current Portion of Leases Payable	615,749	582,751
Notes Payable	13,291,814	10,546,010

Total Current Liabilities	$22,576,199	$21,715,706

Long-Term Liabilities:
Long-Term Portion of Leases Payable	1,289,744	1,423,659
Other Long-Term Liabilities	95,740	95,740

Total Long-Term Liabilities	$1,385,484	$1,519,399

Commitments and Contingencies	—	—

Shareholders' Equity:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A—Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares	$—	$—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued and Outstanding 11,608,583 shares at January 31, 2003 and 11,588,583 shares at October 31, 2002	116,086	115,886
Additional Paid-In Capital	28,565,251	28,543,576
Accumulated [Deficit]	(3,754,924)	(4,224,990)

Totals	$24,986,821	$24,494,880
Deferred Compensation	(250,036)	(287,811)

Total Shareholders' Equity	$24,736,785	$24,207,069

Total Liabilities and Shareholders' Equity	$48,698,468	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended January 31,
	2003		2002
Net Revenues:		$23,759,027		$22,294,644

Cost of Services:
Depreciation		$217,357		$128,084
Employee Related Expenses		6,398,976		5,742,058
Reagents and Lab Supplies		3,759,707		3,813,339
Other Cost of Services		2,810,801		3,242,653

Total Cost of Services		$13,186,841		$12,926,134

Gross Profit On Revenues		$10,572,186		$9,368,510
General and Administrative Expenses:
Depreciation and Amortization		$159,072		$163,177
Other General and Admin. Expenses		7,009,694		5,824,969
Bad Debt Expense		2,655,210		2,404,826

Total General and Admin. Expenses		$9,823,976		$8,392,972

Operating Income		$748,210		$975,538
Other (Income) Expenses:
Interest Expense		$211,811		$268,585
Interest Income		(7,667)		(9,730)

Total Other Expenses—Net		$204,144		$258,855

Income Before Tax		544,066		716,683
Provision for Income Taxes		$73,999		$6,935

Net Income		$470,067		709,748

Net Income Per Share—Basic:		$.04		$.06
Number of Shares—Basic:		11,595,255		11,103,662
Net Income Per Share—Diluted:	$	..04	$	..06
Number of Shares—Diluted:		12,899,351		12,801,081

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended January 31,
	2003	2002
Operating Activities:
Net Income	$470,067	$709,748
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	37,775	238,544
Depreciation and Amortization	376,429	291,261
Provision for Bad Debts	2,655,210	2,404,826
Deferred Income Tax	14,000	(42,277)
Change in Assets and Liabilities (Increase) Decrease in:
Accounts Receivable	(3,304,169)	(3,677,792)
Other Assets	21,383	19,569
Inventory	(63,495)	32,871
Other Current Assets	136,306	(177,767)
Deferred Charges	—	(97,839)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(1,718,306)	197,235

Net Cash—Operating Activities	$(1,374,800)	$(101,621)
Investing Activities:
Acquisition of Equipment and Leasehold Improvements	$(493,583)	$(219,319)
Financing Activities:
Payments of Long-Term Debt	$(200,001)	$(261,818)
Payments of Capital Lease Obligations	(176,495)	(80,072)
Increase in Revolving Line of Credit	2,745,802	991,136
Proceeds from Exercise of Options	21,875	139,494

Net Cash—Financing Activities	$2,391,181	$788,740

Net Increase in Cash and Cash Equivalents	$522,798	$467,800
Cash and Cash Equivalents at Beginning of Periods	$3,403,365	$2,355,356

Cash and Cash Equivalents at End of Periods	$3,926,163	$2,823,156

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$141,668	$237,581
Income Taxes	$2,094	$47,212

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

        During the three month period ended January 31, 2003, the Company entered into one capital lease totaling approximately $75,600.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting only of normal adjustments and recurring accruals) which are necessary to present a fair statement of the results for the interim periods presented and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

(2)
The results of operations for the three months ended January 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

(3)
The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2002 as filed with the Securities and Exchange Commission in the Company's Annual Report on Form 10-K.

(4)
The significant accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the October 31, 2002 Form 10-K.

(5)
Revenues are recognized at the time the services are performed. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended January 31,
	2003	2002
	(Unaudited)
Medicare/Medicaid	$16,934,942	$14,626,316
Other	18,197,805	16,026,985

	$35,132,747	$30,653,301

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

(6)
An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $28,860,516 at January 31, 2003 and $30,045,528 at October 31, 2002 and is comprised of the following items:

	January 31, 2003	October 31, 2002
	(Unaudited)
Contractual Credits/Discounts	$22,820,499	$23,010,020
Doubtful Accounts	6,040,017	7,035,508

	$28,860,516	$30,045,528

(7)
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143 "Accounting for asset retirement obligations" which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002.

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

  In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 14, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 among other things rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking—Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS 145 effective November 1, 2002 and reflect any necessary reclassifications in its consolidated statements of operations. Management believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position.

  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

  In December 2002, FASB Statement No. 148 "Accounting for Stock—Based Compensation—Transition and Disclosure" was issued as an amendment of FASB Statement No. 123. Provisions of Statement No. 148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Statement No. 148 is effective for entities with a fiscal year ending after December 15, 2002. Certain disclosure requirement under Statement No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

(8)
At January 31, 2003, the Company had a gross deferred tax asset of approximately $800,000 and a valuation allowance of approximately $500,000 related to the asset, a decrease of $400,000 from October 31, 2002. The net deferred tax asset balance of approximately $300,000 primarily relates to net operating loss carry forwards and is reported under the "Other Current Assets" caption.

(9)
In January 2002, we amended our revolving loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage. The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company. During fiscal 2002, the Company had elected to have $8,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.20% at January 31, 2003. The remaining outstanding advances during that period were subject to the prime rate of interest. At January 31, 2003, advances of $5,291,814 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company. The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of January 31, 2003, we were utilizing approximately $13,292,000 of this credit facility and had $7,399,957 of available unused credit under this revolving loan agreement.

(10)
In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

  At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company remitted approximately $75,000 to Medicare in connection with this matter. At October 31, 2002, the Company had established a reserve of $154,000 on its financial statements for the remaining liability. In January 2003, Medicare determined that the remaining overpayment was $78,684 and interest on this amount was $2,392. The total amount of $81,076 was remitted by the Company to Medicare in January 2003, bringing the matter to a close.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS
COMPARISON OF FIRST QUARTER 2003 VS FIRST QUARTER 2002

Note Regarding Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to our business, the results of our operations and our financial condition, reference is made to our Annual Report on Form 10-K for the year ended October 31, 2002.

OVERVIEW:

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 46% of all our costs consist of employee compensation and benefits. Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors. These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined. These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis. We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors:

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

  •
  adverse litigation results.

        We utilize diluted earnings per share ("EPS") on pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis. This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future). Our pre-tax EPS on a diluted basis for the first quarter of fiscal years 2002 and 2003 were $.06 and $.04, respectively.

NET REVENUES:

        We had net revenues for the three month period ended January 31, 2003 of $23,759,027 as compared to $22,294,644 for the three month period ended January 31, 2002. This represents a 7% increase in net revenues. This increase is due primarily to a 6% increase in the number of patients serviced. The first quarter of the current fiscal year was extremely bad as far as the weather was concerned. The Mid-Atlantic states had its first snowfall in November and had four snow occurrences during December 2002.

        The number of patients serviced during the quarter ended January 31, 2003 was 477,841 which was 6% greater when compared to the prior fiscal year's quarter ended January 31, 2002. Net revenue per patient for the quarter ended January 31, 2003 was $50.10 compared to net revenue per patient for the quarter ended January 31, 2002 of $49.59.

COST OF SERVICES:

        Cost of Services increased from $12,926,134 for the three month period ended January 31, 2002 to $13,186,841 for the three month period ended January 31, 2003, an increase of $260,707 or 2%. This increase is substantially less than the 7% increase in net revenues.

GROSS PROFITS:

        Gross profit on net revenues increased 13% to $10,572,186 for the three month period ended January 31, 2003 compared to $9,368,510 for the same period ended January 31, 2002. Gross Profit margin increased approximately 3% in the current period reflecting decreased direct costs in relation to net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

        General and administrative expenses for the three month period ended January 31, 2003 were $9,823,976 compared to $8,392,972 for the three month period ended ended January 31, 2002. This represents an increase of $1,431,004 (17%) which was caused primarily by an increase of $349,025 (170%) in insurance expense (influenced by several factors including the 9/11 WTC attack), a $250,384 (10%) increase in Bad Debt Expense, a $128,248 (85%) increase in Data Processing salaries, and a $54,841 (46%) increase in legal fees. Other cost increases were primarily due to the increase in revenue for the three month period ended January 31, 2003.

INTEREST EXPENSE:

        Interest expense decreased from $268,585 for the three month period ended January 31, 2002 to $211,811 for the three month period ended January 31, 2003, a decrease of $56,774. This decrease is due to a decline in the variable interest rates associated with the PNC Bank line of credit utilized by the Company. Management believes that this trend will not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will not substantially decrease.

INCOME:

        We realized net income of $470,067 for the period ended January 31, 2003, compared to net income of $709,748 for the same period ended January 31, 2002. Pre-tax income for the period ended January 31, 2003 was $544,066, compared to $716,683 for the same period ended January 31, 2002, a decrease of $172,617 (24%) and was caused primarily by the increase in general and administrative expenses in relation to the increase in net revenue. The provision for income taxes increased from $6,935 for the period ended January 31, 2002 to $73,999 for the period ended January 31, 2003. This increase was anticipated due to the full utilization of certain state tax loss carry-forwards in fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES:

For the Quarter Ended January 31, 2003

        Our working capital at January 31, 2003 was approximately $12,875,000 as compared to approximately $12,651,000 at October 31, 2002, an increase of $224,000. Our cash position increased by approximately $523,000 during the current period. We borrowed approximately $2,746,000 in short term debt and repaid approximately $376,000 in existing debt. We had current liabilities of approximately $22,591,000 at January 31, 2003. We utilized approximately $1,375,000 in cash from operations, compared to cash utilized from operations for the quarter ended January 31, 2002 of approximately $102,000.

        Accounts receivable, net of allowance for doubtful accounts, totaled approximately $29,348,000 at January 31, 2003, an increase of approximately $649,000 from October 31, 2002, or 2%. This increase was primarily attributable to increased revenue. Cash collected during the three month period ended January 31, 2003 increased 9% over the comparable three month period.

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

        In January 2002, we amended our revolving loan agreement with PNC Bank. The maximum amount of the credit line available to us is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage. The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company. During fiscal 2002, the Company had elected to have $8,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.20% at January 31, 2003. The remaining outstanding advances during that period were subject to the prime rate of interest. At January 31, 2003, advances of $5,291,814 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company. The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of January 31, 2003, we were utilizing approximately $13,292,000 of this credit facility and had $7,399,957 of available unused credit under this revolving loan agreement.

        At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company's Medicare carrier. One review involved overpayments that occur in the normal course of business. The Company remitted approximately $75,000 to Medicare in connection with this matter. At October 31, 2002, the Company had established a reserve of $154,000 on its financial statements for the remaining liability. In January 2003, Medicare determined that the remaining overpayment was $78,684 and interest on this amount was $2,392. The total amount of $81,076 was remitted by the Company to Medicare in January 2003, bringing the matter to a close.

        We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions. These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

        We have various employment and consulting agreements with commitments totaling approximately $6,282,000 over the next five years of which approximately $2,968,000 is due during fiscal 2003.We have capitalized leases with commitments totaling approximately $2,006,000 of which approximately $748,000 is due during fiscal 2003. We have operating leases with commitments totaling approximately $9,380,000 of which approximately $3,444,000 is due during fiscal 2003.

        Our cash balance at January 31, 2003 totaled approximately $3,926,000 as compared to approximately $3,403,000 at October 31, 2002. We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2003.

Impact of Inflation—To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

        The Financial Accounting Standards Board ("FASB") has issued Statement No. 143 "Accounting for Asset Retirement Obligations" in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 14, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (ASFAS 145"). SFAS 145 among other things rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking—Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS

64, the criteria in APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions," will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company adopted SFAS 145 effective November 1, 2002 and made the necessary reclassifications in its consolidated statements of operations. Management believes that the adoption of SFAS 145 will not have a material impact on the Company's financial position.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

        In December 2002, FASB Statement No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure" was issued as an amendment of FASB Statement No. 123. Provisions of Statement No. 148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. Statement No. 148 is effective for entities with a fiscal year ending after December 15, 2002. Certain disclosure requirement under Statement No. 148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Item 4—CONTROLS AND PROCEDURES

        (a)    Explanation of disclosure controls and procedures.    The Company's chief executive officer and its chief financial officer after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date") have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

        (b)    Changes in internal controls.    There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II—OTHER INFORMATION

Item 6    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  None.

  (b)
  The Company filed no reports on Form 8-K during the quarter ended January 31, 2003

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC. (Registrant)
/s/ MARC D. GRODMAN, M.D. Marc D. Grodman, M.D. President
/s/ SAM SINGER Sam Singer Chief Financial and Accounting Officer

Date: March 10, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

        I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the "Company") do hereby certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended January 31, 2003;

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

        (4)  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003

/s/ MARC D. GRODMAN Marc D. Grodman Chief Executive Officer Bio-Reference Laboratories, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

        I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the "Company") do hereby certify that:

        (1)  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended January 31, 2003;

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

        (4)  The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        (5)  The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors:

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

        (6)  The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 5, 2003

/s/ SAM SINGER Sam Singer Chief Financial Officer Bio-Reference Laboratories, Inc.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

        I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (a)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 31 2003, which this certification accompanies (the "Periodic Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  (b)
  based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 5, 2003

/s/ MARC D. GRODMAN Marc D. Grodman Chief Executive Officer Bio-Reference Laboratories, Inc.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

        I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the "Company"), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  (a)
  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 31 2003, which this certification accompanies (the "Periodic Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  (b)
  based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 5, 3003

/s/ SAM SINGER Sam Singer Chief Financial Officer Bio-Reference Laboratories, Inc.

QuickLinks

BIO-REFERENCE, LABORATORIES, INC. FORM 10-Q JANUARY 31, 2003
I N D E X
BIO-REFERENCE LABORATORIES, INC. BALANCE SHEETS
ASSETS
BIO-REFERENCE LABORATORIES, INC. BALANCE SHEETS
LIABILITIES AND SHAREHOLDERS' EQUITY
BIO-REFERENCE LABORATORIES, INC. STATEMENTS OF OPERATIONS (Unaudited)
BIO-REFERENCE LABORATORIES, INC. STATEMENTS OF CASH FLOWS (Unaudited)
BIO-REFERENCE LABORATORIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS COMPARISON OF FIRST QUARTER 2003 VS FIRST QUARTER 2002
  Item 4—CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  Item 6 EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CHIEF EXECUTIVE OFFICER CERTIFICATION
CHIEF FINANCIAL OFFICER CERTIFICATION
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002