Form 10-Q
period 2003-04-30
BIO REFERENCE LABORATORIES INC
filed 2003-06-11
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,429,783 shares of Common Stock ($.01 par value) at May 30, 2003.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2003

I N D E X

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	April 30, 2003	October 31, 2002
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$3,684,361	$3,403,365
Accounts Receivable (Net)	30,663,513	28,698,931
Inventory	1,034,872	1,080,768
Other Current Assets	923,809	1,183,403
TOTAL CURRENT ASSETS	$36,306,555	$34,366,467

PROPERTY, PLANT AND EQUIPMENT	$5,796,417	$4,881,572
LESS: Accumulated Depreciation	2,369,783	1,877,185
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	$3,426,634	$3,004,387

OTHER ASSETS:
Deposits	297,307	293,203
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated Amortization of $2,369,066 and $2,084,614 respectively)	2,583,770	2,868,222
Other Assets	1,039,573	1,066,658

TOTAL OTHER ASSETS	$9,763,887	$10,071,320

TOTAL ASSETS	$49,497,076	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2003	October 31, 2002
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$6,826,185	$6,871,331
Salaries and Commissions Payable	2,340,869	2,420,274
Accrued Taxes and Expenses	512,852	895,340
Current Portion of Long-Term Debt	—	400,000
Current Portion of Leases Payable	687,687	582,751
Notes Payable	12,184,864	10,546,010
TOTAL CURRENT LIABILITIES	$22,552,457	$21,715,706

LONG-TERM LIABILITIES:
Long-Term Portion of Leases Payable	1,471,367	1,423,659
Other Long-Term Liabilities	70,740	95,740

TOTAL LONG-TERM LIABILITIES	$1,542,107	$1,519,399

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,062,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	$—	$—
Common Stock, $.01 Par Value; Authorized 18,333,333 shares, Issued, and Outstanding 11,429,783 shares at April 30, 2003, and 11,588,583 shares at October 31, 2002	114,298	115,886

Additional Paid-In Capital	27,672,177	28,543,576

Accumulated [Deficit]	(2,232,110)	(4,224,990)
Totals	$25,614,773	$24,494,880
Deferred Compensation	(212,261)	(287,811)

TOTAL SHAREHOLDERS’ EQUITY	$25,402,512	$24,207,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,497,076	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,
	2003	2002	2003	2002

NET REVENUES:	$25,950,863	23,863,545	$49,709,890	$46,158,188

COST OF SERVICES:

Depreciation	$230,172	$137,024	$447,530	$265,108
Employee Related Expenses	6,528,414	5,768,780	12,927,389	11,510,838
Reagents and Lab Supplies	4,165,745	3,816,240	7,925,452	7,629,580
Other Cost of Services	2,785,904	2,926,132	5,596,705	6,168,784
TOTAL COST OF SERVICES	$13,710,235	$12,648,176	$26,897,076	$25,574,310

GROSS PROFIT ON REVENUES	$12,240,628	$11,215,369	$22,812,814	$20,583,878

General and Administrative Expenses:

Depreciation and Amortization	$170,449	$164,005	$329,521	$327,182
Other General and Admin. Expenses	7,089,624	6,293,235	14,099,319	12,118,204
Bad Debt Expense	3,105,261	3,171,119	5,760,470	5,575,946

TOTAL GENERAL AND ADMIN. EXPENSES	$10,365,334	$9,628,359	$20,189,310	$18,021,332

OPERATING INCOME	$1,875,294	$1,587,010	$2,623,504	$2,562,546

OTHER (INCOME) EXPENSES:

Interest Expense	$186,130	$249,992	$397,942	$518,577
Interest Income	(5,650)	(8,923)	(13,317)	(18,654)

TOTAL OTHER EXPENSES - NET	$180,480	$241,069	$384,625	$499,923

INCOME BEFORE TAX	$1,694,814	$1,345,941	$2,238,879	$2,062,623

Provision for Income Taxes	172,000	85,773	245,999	92,708

NET INCOME	$1,522,814	$1,260,168	$1,992,880	$1,969,915

NET INCOME PER SHARE:	$.13	$.11	$.17	$.18

NUMBER OF SHARES:	11,487,316	11,234,918	11,541,283	11,169,290

NET INCOME PER SHARE:
ASSUMING DILUTION	$.12	.10	.16	.15

NUMBER OF SHARES - ASSUMING DILUTION:	12,665,047	12,889,043	12,774,153	12,820,840

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Six months ended April 30,
	2003	2002
OPERATING ACTIVITIES:
Net Income	$1,992,880	$1,969,915
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	75,550	157,160
Depreciation and Amortization	777,051	592,290
Deferred Income Taxes	100,000	14,000
Provision for Bad Debts	5,760,470	5,575,946
Change in Assets and Liabilities:
(Increase) Decrease in: Accounts Receivable	(7,725,052)	(6,378,409)
Inventory	45,896	94,290
Other Current Assets	259,594	(7,038)
Deferred Charges	—	(97,839)
Other Assets and Deposits	22,981	(314,206)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(532,039)	667,983

NET CASH - OPERATING ACTIVITIES	777,331	2,274,092

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(515,030)	$(295,373)

NET CASH - INVESTING ACTIVITIES	$(515,030)	$(295,373)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$55,219	$207,247
Stock Repurchase	(943,836)	—
Payments of Long-Term Debt	(400,000)	(550,509)
Payments of Capital Lease Obligations	(331,542)	(160,208)
Increase (Decrease) in Revolving Line of Credit	1,638,854	(824,957)

NET CASH - FINANCING ACTIVITIES	$18,695	(1,328,427)

NET INCREASE (DECREASE) IN CASH	$280,996	$650,292

CASH AT BEGINNING OF PERIODS	3,403,365	2,355,356

CASH AT END OF PERIODS	$3,684,361	3,005,648

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$269,115	$463,440
Income Taxes	$7,284	$47,212

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
(UNAUDITED)

During the six month period ended April 30, 2003, the Company entered into four capital leases totaling approximately $460,800.

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

[2] The results of operations for the six months ended April 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2002 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2002 Form 10-K.

[5] Revenues are recognized at the time the services are performed.  Revenues on the statement of operations are net of the following amounts for allowances and discounts.

	Three Months Ended April 30		Six Months ended April 30
	[Unaudited]		[Unaudited]
	2003	2002	2003	2002
Medicare/Medicaid	$18,720,675	$15,924,920	$35,655,617	$30,551,236

Other	19,411,260	$17,959,685	37,609,064	33,986,674

	$38,131,935	$33,884,605	$73,264,681	$64,537,910

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $27,411,582 at April 30, 2003 and $30,045,528 at October 31, 2002 and is comprised of the following items:

	[Unaudited]
	April 30, 2003	October 31, 2002

Contractual Credits/Discounts	$21,633,682	$23,010,020

Doubtful Accounts	5,777,900	7,035,508

	$27,411,582	$30,045,528

[7] In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards [“SFAS”]  No. 143 “Accounting for asset retirement obligations” which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No.  143 effective November 1, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No.  143 effective November 1, 2002.

In April 2002, the FASB issued SFAS No.  145, “Rescission of FASB Statements No. l4, 44, and 64, Amendment of FASB Statement No.  13, and Technical Corrections” (“SFAS 145”).  SFAS 145 among other things rescinds SFAS No.  4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), and SFAS No.  64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” (“SFAS 64”) and amends SFAS No.  13, “Accounting for Leases” (“SFAS 13”).  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions,” will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company adopted SFAS 145 effective November 1, 2002.

In July 2002, the FASB issued SFAS No.  146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS 146 effective November 1, 2002.

In December 2002, FASB Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued as an amendment of FASB Statement No.  123.  Provisions of Statement No.  148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement No.  148 amends the disclosure requirements of Statement No.  123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  Statement No.  148 is effective for entities with a fiscal year ending after December 15, 2002.  Certain disclosure requirement under Statement No.  148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company adopted Statement No. 148 effective February 1, 2003.

At April 30, 2003, the Company had two stock-based employee compensation plans.  The Company accounts for those plans under the measurement principles of APB Opinion No.  25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No.  123 to stock-based employee compensation.

	Three Months Ended April 30,		Six Months Ended April 30,
	2003	2002	2003	2002
Net Income (Loss):
As Reported	$1,522,814	$1,260,168	$1,992,880	$1,969,915

Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$(116,774)	$(151,413)	$(540,995)	$(1,099,822)

Pro-Forma Net income	1,406,040	1,108,755	1,451,885	870,093

Basic Earnings (Loss) Per Share:
As Reported	$0.13	$0.11	$0.17	$0.18
Pro-Forma	$0.12	$0.10	$0.13	$0.08

Diluted Earnings (Loss) Per Share:
As Reported	$0.12	$0.10	$0.16	$0.15
Pro-Forma	$0.11	$0.09	$0.11	$0.07

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No.  133, “Accounting for Derivative Instruments and Hedging Activities” SFAS No.  149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued Interpretation no.  45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees.  FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002.  The Company’s adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation no.  46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No.  51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.  The adoption of FIN 46 has no impact on the Company at this time.

[8] At April 30, 2003, the Company had a gross deferred tax asset of approximately $600,000 and a valuation allowance of approximately $400,000 related to the asset, a decrease of $500,000 from October 31, 2002.  The net deferred tax asset balance of approximately $200,000 primarily relates to net operating loss carry forwards and is reported under the “Other Current Assets” caption.

[9]In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  During the current fiscal period, the Company had elected to have $10,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.760% at April 30, 2003.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At April 30, 2003, advances of $2,184,864 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of April 30, 2003, we were utilizing approximately $12,185,000 of this credit facility and had $7,800,629 of available unused credit under this revolving loan agreement.

[10] In March 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock in the over-the-counter market on or before October 31, 2004 provided: (1) all such repurchases and bids to repurchase effected on any given day shall be made only through a single broker or dealer on that day; (2) any such repurchases on a given day shall not be the opening transaction reported to the consolidated transaction reporting system and no repurchases shall be made during the last half-hour before the scheduled close of trading; (3) the highest purchase price paid to repurchase any shares shall not exceed the higher of the highest independent bid or the last independent reported sale price; and (4) the maximum number of shares that can be repurchased on a given day (excluding block repurchases) shall not exceed 25% of the average daily trading volume reported for the four calendar weeks preceding the week in which the repurchase is made.

It was further decided, that periodically after the repurchase, the repurchased shares would be retired and canceled.

During March and April 2003, the Company repurchased a total of 210,800 shares of its common stock at a cost of $943,836.  The cost of the repurchased shares of common stock has been recorded as a reduction of common stock in the amount of $2,108 and a reduction of additional paid-in capital in the amount of $941,728.

[11] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

In April 2003, a Determination was rendered in a lawsuit filed by a former employee, David Bennett, who alleged that his employment contract had been improperly terminated by the Company.  The arbitrator who presided at the hearing concluded that Mr.  Bennett’s employment was duly terminated by the Company for “cause” and rendered his Determination in favor of the Company and against David Bennett with respect to all of Mr.  Bennett’s claims.

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

OVERVIEW:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about half of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors:

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

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  Our pre-tax EPS on a diluted basis is shown below:

	Three Months Ended		Six Months Ended
	January 31	April 30	April 30

FY 2002	.06	.10	.16

FY 2003	.04	.13	.18

COMPARISON OF SECOND QUARTER 2003 VS SECOND QUARTER 2002

NET REVENUES:

Net revenues for the three month period ended April 30, 2003 were $25,950,863 as compared to $23,863,545 for the three month period ended April 30, 2002; which represents a 9% increase in net revenues. This increase is due to a 6% increase in patient counts and a 4% increase in net revenues per patient.

The number of patients serviced during the three month period ended April 30, 2003 was 505,318 which was 6% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2003 was $51.17 compared to net revenue per patient of $49.42 for the three month period ended April 30, 2002, an increase of $1.75 or 4%. This increase in net revenues per patient is related to an increase in esoteric testing.  However, we lost three days of revenues (and patients) due to the President’s Day storm in February, 2003.

COST OF SALES:

Cost of Services increased from $12,648,176 for the three month period ended April 30, 2002 to $13,710,235 for the three month period ended April 30, 2003, an increase of $1,025,259 or 8%. This increase is in line with the increase in net revenues of 9%.

GROSS PROFITS:

Gross profits, increased from $11,215,369 for the three month period ended April 30, 2002 to $12,240,628 for the three month period ended April 30, 2003; an increase of $925,259 or 8%. This is primarily attributable to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2002 was $9,628,359 as compared to $10,365,334 for the quarter ended April 30, 2003, an increase of $736,975 or 8%.  This increase is in line with the increase in net revenues.  However, insurance expense increased approximately $274,000 or 132% over the prior comparable period.

INTEREST EXPENSE:

Interest expense decreased to $186,130 during the three month period ending April 30, 2003 from $249,992 during the three month period ended April 30, 2002.  This decrease is due to a decline in the variable interest rates associated with the PNC Bank line of credit.

INCOME:

We realized net income of $1,522,814 for the three month period ended April 30, 2003, as compared to $1,260,168 for the three month period ended April 30, 2002 an increase of 21%.  Pre-tax income for the period ended April 30, 2003 was $1,694,814, compared to $1,345,941 for the period ended April 30, 2002, an increase of $348,873 (26%).  The provision for income taxes increased from $85,773 for the period ended April 30, 2002 to $172,000 for the period ended April 30, 2003.  This increase was anticipated due to the full utilization of certain state tax loss carry-forwards in fiscal 2002.

SIX MONTHS 2003 COMPARED TO SIX MONTHS 2002

NET REVENUES:

Net Revenues for the six month period ended April 30, 2003 were $49,709,890 as compared to $46,159,188 for the six month period ended April 30, 2002; this represents a 8% increase in net revenues. This increase is due to a 6% increase in patient counts and a 2% increase in revenue per patient.

The number of patients serviced during the six month period ended April 30, 2003 was 983,159 which was 6% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2002 was $50.56, compared to net revenue per patient for the six month period ended April 30, 2001 of $49.50 an increase of $1.06 or 2%.This increase is directly related to our increase in esoteric testing.

COST OF SALES:

Cost of Sales increased to $26,897,076 for the six month period ended April 30, 2003 from $25,574,310 for the six month period ended April 30, 2002. This represents a 5% increase in direct operating costs. This increase is less than the increase in net revenues of 8%.

GROSS PROFITS:

Gross profits on net revenues, increased to $22,812,814 for the six month period ended April 30, 2003 from $20,583,878 for the six month period ended April 30, 2002; an increase of $2,228,936 (11%), primarily attributable to the increase in net revenues. Gross profit margins increased to 46% from 45%, primarily attributable to the operating efficiencies realized with regard to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2003 were $20,189,310 as compared to $18,021,332 for the six month period ended April 30, 2002.  This represents an increase of $2,167,978 or 12%, which was caused primarily by an increase of $622,803 (151%) in insurance expense, and increases in data processing and marketing administration salaries to support our infrastructure.  These additional expenses did not have the same impact that insurance expense had on our cost structure.

INTEREST EXPENSE:

Interest expense decreased to $397,942 during the six month period ending April 30, 2003 as compared to $518,577 during the six month period ending April 30, 2002 a decrease of $120,635 and is due to a decline in variable interest rates associated with the PNC Bank line of credit.

INCOME:

We realized net income of $1,992,880 for the six months ended April 30, 2003 as compared to $1,969,915 for the six month period ended April 30, 2002.  Pre-tax income for the period ended April 30, 2002 was $2,238,879, as compared to $2,062,623 for the period ended April 30, 2002, an increase of $176,257 (9%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $92,708 for the period ended April 30, 2002 to $245,999.  This increase was anticipated due to the full utilization of certain state tax loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2003 was approximately $13,754,000 as compared to approximately $12,651,000 at October 31, 2002, an increase of $1,103,000. Our cash position increased by approximately $281,000 during the current period. We borrowed approximately $1,639,000 in short term debt and repaid approximately $732,000 in existing debt.  We utilized approximately $944,000 in the repurchase of the Company’s Common Stock pursuant to the buy-back program approved by the Board of Directors. We had current liabilities of approximately $22,552,000 at April 30, 2003. We generated approximately $777,000 in cash from operations, compared to cash generated from operations for the quarter ended April 30, 2002 of approximately $2,274,000.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $30,664,000 at April 30, 2003, an increase of approximately $1,965,000 from October 31, 2002, or 7%. This increase was primarily attributable to increased revenue.  Cash collected during the six month period ended April 30, 2003 increased 5% over the comparable six month period.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  During the current fiscal period, the Company had elected to have $10,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.760% at April 30, 2003.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At April 30, 2003, advances of $2,184,864 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of April 30, 2003, we were utilizing approximately $12,185,000 of this credit facility and had $7,800,629 of available unused credit under this revolving loan agreement.

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

Our cash balance at April 30, 2003 totaled approximately $3,684,000 as compared to approximately $3,403,000 at

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

New Authoritative Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement No. 143 “Accounting for Asset Retirement Obligations” in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company has adopted SFAS No.  143 effective November 1, 2002.

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company has adopted SFAS No. 144 effective November 1, 2002.

In April 2002, the FASB issued SFAS No.  145, “Rescission of FASB Statements No. l4, 44, and 64, Amendment of FASB Statement No.  13, and Technical Corrections” (“SFAS 145”).  SFAS 145 among other things rescinds SFAS No.  4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS 4”), and SFAS No.  64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements” (“SFAS 64”) and amends SFAS No.  13, “Accounting for Leases” (“SFAS 13”).  This statement updates, clarifies and simplifies existing accounting pronouncements.  As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Event and Transactions,” will be used to classify gains and losses from extinguishment of debt. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements.  The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged.  The Company adopted SFAS 145 effective November 1, 2002.

In July 2002, the FASB issued SFAS No.  146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS 146 effective November 1, 2002.

In December 2002, FASB Statement No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure” was issued as an amendment of FASB Statement No.  123.  Provisions of Statement No.  148 provide for alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, Statement No.  148 amends the disclosure requirements of Statement No.  123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results.  Statement No.  148 is effective for entities with a fiscal year ending after December 15, 2002.  Certain disclosure requirement under Statement No.  148 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company adopted Statement No.  148 effective February 1, 2003.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which clarified financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No.  133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No.  149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In November 2002, the FASB issued Interpretation no.  45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees.  FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002.  The Company’s adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation no.  46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin No.  51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is applicable immediately for variable interest entities created after January 31, 2003.  For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003.  The adoption of FIN 46 has no impact on the Company at this time.

Item 4.

CONTROLS AND PROCEDURES

(a) Explanation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of a date within 90 days of the filing date of this quarterly report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

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

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)           None.

(b)           The Company filed no reports on Form 8-K during the quarter ended April 30, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: June 11, 2003

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended April 30, 2003;

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

Dated:  June 11, 2003

/S/ Marc D. Grodman
Marc D. Grodman
Chief Executive Officer
Bio-Reference Laboratories, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended April 30, 2003;

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

Dated:  June 11, 2003

/S/ Sam Singer
Sam Singer
Chief Financial Officer
Bio-Reference Laboratories, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)                                  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 30, 2003, which this certification accompanies (the “Periodic Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b)                                 based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 11, 2003

/S/ Marc D. Grodman
Marc D. Grodman
Chief Executive Officer
Bio-Reference Laboratories, Inc.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)                                  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended April 30, 2003, which this certification accompanies (the “Periodic Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b)                                 based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: June 11, 2003

/S/ Sam Singer
Sam Singer
Chief Financial Officer
Bio-Reference Laboratories, Inc.