Form 10-Q
period 2003-07-31
BIO REFERENCE LABORATORIES INC
filed 2003-09-09
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2003

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

Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,410,883 shares of common stock ($.01 par value) at September 5, 2003.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2003

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

ASSETS

	July 31, 2003	October 31, 2002
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$3,534,074	$3,403,365
Accounts Receivable (Net)	31,201,106	28,698,931
Inventory	1,148,938	1,080,768
Other Current Assets	252,155	1,183,403
TOTAL CURRENT ASSETS	$36,136,273	$34,366,467

PROPERTY, PLANT AND EQUIPMENT	$6,230,941	$4,881,572
LESS: Accumulated Depreciation	2,646,402	1,877,185
TOTAL PROPERTY,
PLANT AND EQUIPMENT - NET	$3,584,539	$3,004,387

OTHER ASSETS:
Deposits	340,951	293,203
Goodwill (Net of Accumulated Amortization of $2,401,393)	5,843,237	5,843,237
Deferred Charges (Net of Accumulated Amortization of $2,511,305 and $2,084,614 respectively)	2,441,532	2,868,222
Other Assets	1,039,572	1,066,658

TOTAL OTHER ASSETS	$9,665,292	$10,071,320

TOTAL ASSETS	$49,386,104	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2003	October 31, 2002
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,653,970	$6,871,331
Salaries and Commissions Payable	2,429,436	2,420,274
Accrued Taxes and Expenses	213,360	895,340
Current Portion of Long-Term Debt	—	400,000
Current Portion of Leases Payable	700,057	582,751
Notes Payable	9,286,547	10,546,010
TOTAL CURRENT LIABILITIES	$20,283,370	$21,715,706

LONG-TERM LIABILITIES:
Long-Term Portion of Leases Payable	1,427,368	1,423,659
Other Long-Term Liabilities	70,740	95,740

TOTAL LONG-TERM LIABILITIES	$1,498,108	$1,519,399

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	$	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60,408	60,408
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares, Issued, and Outstanding 11,410,883 shares at July 31, 2003, and 11,588,583 shares at October 31, 2002	114,109	115,886

Additional Paid-In Capital	27,546,154	28,543,576

Retained Earnings [Deficit]	68,353	(4,224,990)
Totals	$27,789,024	$24,494,880
Deferred Compensation	(184,398)	(287,811)

TOTAL SHAREHOLDERS’ EQUITY	$27,604,626	$24,207,069
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,386,104	$47,442,174

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

[UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,
	2003	2002	2003	2002

NET REVENUES:	$28,919,575	$24,893,138	$78,629,465	$71,051,327

COST OF SERVICES:
Depreciation	$243,008	$161,165	$690,538	$426,273
Employee Related Expenses	6,743,758	5,989,697	19,671,148	17,500,535
Reagents and Lab Supplies	4,317,132	3,773,726	12,242,583	11,403,306
Other Cost of Services	3,037,820	2,926,197	8,634,525	9,094,981
TOTAL COST OF SERVICES	$14,341,718	$12,850,785	$41,238,794	$38,425,095

GROSS PROFIT ON REVENUES	$14,577,857	$12,042,353	$37,390,671	$32,626,232

General and Administrative Expenses:

Depreciation and Amortization	$175,850	$184,822	$505,371	$512,004
Other General and Admin. Expenses	7,750,637	6,666,298	21,849,957	18,784,503
Bad Debt Expense	3,493,913	3,468,547	9,254,382	9,044,493

TOTAL GENERAL AND ADMIN. EXPENSES	$11,420,400	$10,319,667	$31,609,710	$28,341,000

OPERATING INCOME	$3,157,457	$1,722,686	$5,780,961	$4,285,232

OTHER (INCOME) EXPENSES:

Interest Expense	$161,960	$202,780	$559,901	$721,356
Interest Income	(4,967)	(13,062)	(18,284)	(31,716)

TOTAL OTHER EXPENSES - NET	$156,993	$189,718	$541,617	$689,640

INCOME BEFORE TAX	$3,000,464	$1,532,968	$5,239,344	$3,595,592

Provision for Income Taxes	700,001	28,647	946,000	121,355

NET INCOME	$2,300,463	$1,504,321	$4,293,344	$3,474,237

NET INCOME PER SHARE - BASIC:	$.20	$.13	$.37	$.31

WEIGHTED AVERAGE NUMBER OF SHARES:	11,423,483	11,586,003	11,502,016	11,308,204

NET INCOME PER SHARE - ASSUMING DILUTION:	$.18	$.12	$.34	$.27

WEIGHTED AVERAGE NUMBER OF SHARES:	12,709,076	13,068,750	12,748,984	12,712,045

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

[UNAUDITED]

	Nine months ended July 31,
	2003	2002
OPERATING ACTIVITIES:
Net Income	$4,293,344	$3,474,237
Adjustments to Reconcile Net Income to
Cash Provided by (used for) Operating Activities:
Deferred Compensation	103,413	199,295
Depreciation and Amortization	1,195,909	938,277
Provision for Bad Debts	9,254,382	9,044,493
Deferred Tax Expense (Benefit)	750,000	(27,000)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(11,756,558)	(10,112,700)
Inventory	(68,170)	(102,240)
Other Assets	(20,662)	(299,023)
Prepaid Expenses and Other Current Assets	181,248	(224,025)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	$109,821	$(251,205)

NET CASH - OPERATING ACTIVITIES	$4,042,727	$2,640,109

INVESTING ACTIVITIES:
Acquisition of Equipment and
Leasehold Improvements	$(729,562)	$(448,168)
NET CASH - INVESTING ACTIVITIES	$(729,562)	$(448,168)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$70,849	$448,204
Stock Repurchase	(1,070,048)	—
Payments of Long-Term Debt	(425,000)	(816,130)
Payments of Capital Lease Obligations	(498,793)	(244,849)
Increase (Decrease) in Revolving Line of Credit	$(1,259,466)	(507,932)

NET CASH - FINANCING ACTIVITIES	$(3,182,456)	$(1,120,707)

NET INCREASE IN CASH	$130,709	$1,071,234

CASH AT BEGINNING OF PERIODS	$3,403,365	$2,355,356

CASH AT END OF PERIODS	$3,534,074	$3,426,590

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$646,469	$643,074
Income Taxes	$60,040	$92,212

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(UNAUDITED)

During the nine month period ended July 31, 2003, the Company entered into five capital leases providing for lease payments totaling approximately $616,800, over their respective terms.

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

[2] The results of operations for the nine months ended July 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended July 31		Nine Months ended July 31
	[Unaudited]		[Unaudited]
	2003	2002	2003	2002

Medicare/Medicaid	$20,832,347	$16,817,310	$56,487,965	$47,368,546
Other	21,784,264	18,261,630	51,855,657	52,248,300
	$42,616,611	$35,078,940	$108,343,622	$99,616,846

A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries.  Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company.  The Company is unable to predict, however, the extent to which such actions will be taken.

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $27,521,275  at July 31, 2003 and $30,045,528 at October 31, 2002 and is comprised of the following items:

	[Unaudited] July 31, 2003	October 31, 2002

Contractual Credits/Discounts	$22,056,821	$23,010,020

Doubtful Accounts	5,464,454	7,035,508

	$27,521,275	$30,045,528

[7] The following disclosures present certain information on the Company’s acquired intangible assets as of July 31, 2003 and October 31, 2002.  All intangible assets are being amortized over their estimated userful lives, as indicated below, with no estimated residual value.

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At July 31, 2003
Software Costs	5 years	1,535,398	562,682	972,716
Customer Lists	20 years	1,230,202	767,715	462,487
Covenants not-to-Compete	2 years	118,760	118,760	—
Employment Agreements	7 years	825,000	499,465	325,535
Costs Related to Acquisitions	19 years	1,087,471	502,472	584,999
Patent	17 Years	156,005	60,210	95,795
Totals		$4,952,836	$2,511,304	$2,441,532

Acquired Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At July 31, 2002
Software Costs	5 years	1,535,398	328,492	1,206,906
Customer Lists	20 years	1,230,202	721,369	508,833
Covenants not-to-Compete	2 years	118,760	118,760	—
Employment Agreements	7 years	825,000	402,501	422,499
Costs Related to Acquisitions	19 years	1,087,471	460,312	627,159
Patent	17 Years	156,005	53,180	102,825
Totals		$4,952,836	$2,084,614	$2,868,222

The aggregate acquired intangible amortization expense for the nine months ended July 31, 2003 and 2002 was approximately $426,500.  The estimated acquired intangible asset amortization expense for the fiscal year ending October 31, 2003 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2003	559,611
2004	547,235
2005	547,235
2006	547,235
2007	502,589
$2,703,905

[8] In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards [“SFAS”] No. 143 “Accounting for asset  retirement obligations” which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  This statement is effective for fiscal years beginning after June 15, 2002.  The Company adopted SFAS No. 143 effective November 1, 2002

In August 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability-weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing.  Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company adopted SFAS No. 143 effective November 1, 2002.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, ALiability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”).  The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under EITF 94-3.  SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company adopted SFAS 146 effective November 1, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and to also include more detailed disclosures with respect to guarantees.  FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002.  The Company’s adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

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

	Three Months Ended July 31,		Nine Months Ended July 31,
	2003	2002	2003	2002
Net Income (Loss):
As Reported	$2,300,463	$1,504,321	$4,293,344	$3,474,237

Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	-0-	(191,296)	(390,700)	(1,291,118)
Pro-Forma Net income	$2,300,463	$1,313,025	$3,902,644	$2,183,119

Basic Earnings (Loss) Per Share:
As Reported	$0.20	$0.13	$0.37	$0.31
Pro-Forma	$0.20	$0.11	$0.34	$0.19

Diluted Earnings (Loss) Per Share:
As Reported	$0.18	$0.12	$0.34	$0.27
Pro-Forma	$0.18	$0.11	$0.31	$0.17

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities” (“SFAS 149”), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which established standards for how an issuer classifies and measures certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity.  Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

[9] At July 31, 2003, the Company had recorded a net deferred tax liability of approximately $442,000 primarily resulting from timing differences associated with the deductibility of certain accrued expenses, fixed asset depreciation and deferred cost amortization.  During the nine month period ended July 31, 2003 the Company eliminated the $900,000 valuation allowance recorded against the gross deferred tax asset at October 31, 2002.  The valuation allowance recorded at October 31, 2002 principally pertained to net operating loss carryforwards which management estimates will be fully utilized in fiscal 2003.

[10] In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  During the current fiscal period, the Company had elected to have $8,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.740% at July 31, 2003.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At July 31, 2003, advances of $1,286,546 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining  defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of July 31, 2003, we were utilizing approximately $9,287,000 of this credit facility and had approximately $11,080,000 of available unused credit under this revolving loan agreement.

[11] In March 2003, the Board of Directors approved the repurchase of up to 500,000 shares of the Company’s common stock in the over-the-counter market on or before October 31, 2004 provided: (1) all such repurchases and bids to repurchase effected on any given day shall be made only through a single broker or dealer on that day; (2) any such repurchases on a given day shall not be the opening transaction reported to the consolidated transaction reporting system and no repurchases shall be made during the last half-hour before the scheduled close of trading; (3) the highest purchase price paid to repurchase any shares shall not exceed the higher of the highest independent bid or the last independent reported sale price; and (4) the maximum number of shares that can be repurchased on a given day (excluding block repurchases) shall not exceed 25% of the average daily trading volume reported for the four calendar weeks preceding the week in which the repurchase is made. It was further decided, that periodically after the repurchase, the repurchased shares would be retired and canceled.

As of July 31, 2003, the Company had repurchased a total of 229,700 shares of its common stock at a cost of $1,070,048.  The cost of the repurchased shares of common stock has been recorded as a reduction of common stock in the amount of $2,297 and a reduction of additional paid-in capital in the amount of $1,067,751.

[12] In the normal course of its business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company’s business, the results of its operations and its financial condition, reference is made to the Company’s Annual Report on Form 10-K for the year ended October 31, 2002.

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

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on  pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax  differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  Our pre-tax EPS on a fully diluted basis is shown below:

		Three Months Ended		Nine Months Ended
	January 31	April 30	July 31	July 31
FY 2002	.06	.10	.12	.28
FY 2003	.04	.13	.24	.41

COMPARISON OF THIRD QUARTER 2003  VS THIRD QUARTER 2002

NET REVENUES:

Net revenues for the three month period ended July 31, 2003 were $28,919,575 as compared to $24,893,138 for the three month period ended July 31, 2002; which represents an 16% increase in net revenues. This increase is due to a 9% increase in patient counts and a 7% increase in net revenues per patient.

The number of patients serviced during the three month period ended July 31, 2003 was 547,568 which was 9% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2003 was $52.63 compared to net revenue per patient of $49.38  for the three month period ended July 31, 2002, an increase of $3.25 or 7%. This increase in net revenues per patient is directly related to the increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased from $12,850,785 for the three month period ended July 31, 2002 to $14,341,718 for the three month period ended July 31, 2003, an increase of $1,490,933 or 12%. This increase is in line with the increase in net revenues of 16%.

GROSS PROFITS:

Gross profits, increased from $12,042,353 for the three month period ended July 31, 2002 to $14,577,857 for the three month period ended July 31, 2003; an increase of $2,535,504 or 21%. This is primarily attributable to the increase in net revenues. Profit margins increased from 48% to 50% which  is primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2002 was $10,319,667 as compared to $11,420,400 for the three month period ended July 31, 2003, an increase of $1,100,733 or 11%.  This increase is in line with the increase in net revenues.  However, insurance expense increased approximately $308,000 or 124% over the prior comparable period.

INTEREST EXPENSE:

Interest expense decreased to $161,960  during the three month period ended July 31, 2003 from $202,780 during the three month period ended July 31, 2002 and is due to our decrease in asset based borrowing of approximately $1,259,000 and lower interest rates.  We believe that this trend will continue during the remainder of the current fiscal year.

INCOME:

We realized net income of $2,300,463 for the three month period ended July 31, 2003, as compared to $1,504,321 for the three month period ended July 31, 2002 an increase of 53%.  Pre-tax income for the period ended July 31, 2003 was $3,000,464 compared to $1,532,968 for the period ended July 31, 2002, an increase of $1,467,496 (96%).  The provision for income taxes increased from $28,647 for the period ended July 31, 2002 to $700,001 for the period ended July 31, 2003.  This increase was anticipated due to the full utilization of certain state tax loss carry-forwards in fiscal 2002 and Federal and State tax loss carry-forwards during the third quarter of fiscal 2003.

NINE  MONTHS 2003 COMPARED TO NINE  MONTHS 2002

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2003 were $78,629,465 as compared to $71,051,327 for the nine month period ended July 31, 2002; this represents an 11% increase in net revenues. This increase is due to a 7% increase in patient counts and a 4% increase in revenue per patient.

The number of patients serviced during the nine month period ended July 31, 2003 was 1,530,727 which was 7% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2003 was $51.19, compared to net revenue per patient for the nine month period ended July 31, 2002 of $49.43, an increase of $1.76 or 4%. This increase is directly related to our increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased to $41,238,794 for the nine month period ended July 31, 2003 from $38,425,095 for the nine month period ended July 31, 2002. This amounts to a $2,813,699 or 7% increase in direct operating costs. This increase is less than the increase in net revenues of 11%.

GROSS PROFITS:

Gross profits on net revenues, increased to $37,390,671 for the nine month period ended July 31, 2003 from $32,626,232 for the nine month period ended July 31, 2002; an increase of $4,764,439 (15%) primarily attributable to the increase in net revenues.  Gross profit margins increased to 48% during the nine month period ended July 31, 2003, as compared to 46% for the nine month period ended July 31, 2002, primarily attributable to operating efficiencies realized in regard to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2003 were $31,609,710 as compared to $28,341,000 for the nine month period ended July 31, 2002, an increase of $3,268,710 or 12%. This increase is in line with the increase in net revenues.  However, insurance expense increased approximately $931,000 or 141% over the prior comparable period.

INTEREST EXPENSE:

Interest expense decreased to $559,901 during the nine month period ended July 31, 2003 as compared to $721,356 during the nine month period ended July 31, 2002, a decrease of $161,455 and is due to our decrease in asset based borrowing and lower interest rates.  We believe that this trend will continue during the remainder of the current fiscal year.

INCOME:

We realized net income of $4,293,344 for the nine months ended July 31, 2003 as compared to $3,474,237 for the nine month period ended July 31, 2003.  Pre-tax income for the period ended July 31, 2003 was $5,239,344, as compared to $3,595,592 for the period ended July 31, 2002, an increase of $1,643,752 (46%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $121,355 for the period ended July 31, 2002, to $946,000 for the current nine month period. This increase was anticipated due to the full utilization of certain state tax loss carry-forwards in fiscal 2002 and Federal and State tax loss carry-forwards during the third quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2003 was approximately $15,853,000 as compared to approximately $12,651,000 at October 31, 2002, an increase of approximately $3,452,000. Our cash position increased by approximately $131,000 during the current period.  We decreased our short term debt by approximately $1,259,000 and repaid approximately $924,000 in existing long-term debt and capital lease obligations . We had current liabilities of approximately $20,283,000 at July 31, 2003. We generated approximately $4,043,000 in cash from operations during the current nine month period, compared to cash from operations for the nine month period ended July 31, 2002 of approximately $2,640,000.

As of July 31, 2003, the Company had repurchased a total of 229,700 shares of its common stock at a cost of $1,070,048. The cost of the repurchased shares of common stock has been recorded as a reduction of common stock in the amount of $2,297 and a reduction of additional paid-in capital in the amount of $1,067,751.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $31,201,000 at July 31, 2003, an increase of approximately $2,502,000 from October 31, 2002, or 9%.  This increase was primarily attributable to increased revenue.  Cash collected during the nine month period ended July 31, 2003 increased 9% over the comparable nine month period.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement). Interest on advances will be subject to the prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  During the current fiscal period, the Company had elected to have $8,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.740% at July 31, 2003.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At July 31, 2003, advances of $1,286,546 were subject to interest at the prime rate. The credit line is collateralized by substantially all of our assets and the assignment of a $4,000,000 insurance policy on the life of the president of our Company.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining  defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage.  As of July 31, 2003, we were utilizing approximately $9,287,000 of this credit facility and had approximately $11,080,000 of available unused credit under this revolving loan agreement.

We intend to expand our laboratory operations through aggressive marketing, developing specialty testing areas and through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

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

We have various employment and consulting agreements with commitments totaling approximately $6,282,000 over the next five years of which approximately $2,968,000 is due during fiscal 2003.  We have capitalized leases with commitments totaling approximately $2,006,000 of which approximately $748,000 is due during fiscal 2003. We have operating leases with commitments totaling approximately $9,380,000 of which approximately $3,444,000 is due during fiscal 2003.

Our cash balance at July 31, 2003 totaled approximately $3,534,000 as compared to approximately $3,403,000 at October 31, 2002.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2003.

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and to also include more detailed disclosures with respect to guarantees.  FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002.  The Company’s adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

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

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of financial Accounting Standards No. 149, “Amendment of Statement 133 of Derivative Instruments and Hedging Activities” (“SFAS 149”), which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which established standards for how an issuer classifies and measures certain financial instruments as liabilities (or assets in some circumstances) that were previously classified as equity.  Financial instruments which embody an unconditional obligation requiring the issuer to redeem or repurchase it by the transfer of assets or by issuing a variable number of its equity shares must be classified as a liability.  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements.

Item 4 – CONTROLS AND PROCEDURES

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

BIO-REFERENCE LABORATORIES, INC.

PART II - OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 31, 2003 At the meeting, the following two individuals were elected by the following vote to serve as Class III directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Gary Lederman	11,439,289	134,095
John Roglieri	11,439,289	134,095

Our other directors whose term continued are as follows:

Marc D. Grodman	Class I director
Howard Dubinett	Class I director
Sam Singer	Class II director
Morton L. Topfer	Class II director

The proposal to amend the Corporation’s Certificate of Incorporation to increase the number of authorized shares of Common Stock, $.01 par value, from 18,333,333 shares to 35,000,000 was approved; for 11,178,575, against 385,777, abstentions 8,932.

The proposal to ratify the adoption of the 2003 Employee Incentive Stock Option Plan was approved; for 6,718,199, against 352,877, abstentions 25,790, broker non votes 4,477,002.

Item 6 – Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

31.1 - Certification of Chief Executive Officer

31.2 - Certification of Chief Financial Officer

32.1 - Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2 - Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

(b)                                 Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: September 5, 2003.