Form 10-K
period 2003-10-31
BIO REFERENCE LABORATORIES INC
filed 2004-01-29
CIK 792641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  October 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.            ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On January 16, 2004, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value and Series A Senior Preferred Stock, $.10 par value) held by non-affiliates of the registrant was approximately $148,300,000 based upon the last sales price for such Common Stock on said date as reported on the NASDAQ National Market System.  On such date, there were 11,451,023 shares of Common Stock of the registrant outstanding.

PART I

Item. 1.Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process over 2 million requisitions each year. A requisition form accompanies a patient’s specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

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

We also operate a web-based connectivity portal solution for laboratories and physicians through our CareEvolve subsidiary. This wholly owned subsidiary is operated in conjunction with Roche Diagnostics (“Roche”).  We use this portal ourselves to provide laboratory ordering and results to our physician customers.  Together with Roche, we are marketing this connectivity solution to other laboratories throughout the country.

We are a New Jersey corporation. We may at times refer to ourselves and our subsidiaries as the “Company.” We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, telephone number: 201-791-2600.

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $35-40 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 55% of the clinical laboratory tests done in the United States were performed in a hospital laboratory, approximately 29% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 72% and esoteric testing generates approximately 28% of our net revenues. The net revenue generated by our PSIMedica business unit and our subsidiaries has been minimal to date.

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

Esoteric Tests

We also perform esoteric tests that require sophisticated equipment and materials, highly skilled personnel, professional attention and are ordered less frequently than routine tests. These tests are generally priced higher than routine tests. Esoteric tests are usually in these medical fields:

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

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.  We have entered into a Strategic Marketing Agreement with Roche Diagnostics to operate a Joint Venture for the sale and distribution of CareEvolve services to other laboratories throughout the country.  Under the terms of the Strategic Marketing Agreement, Roche supports the marketing of CareEvolve to clinical laboratories through its extensive diagnostic marketing force.  The joint venture is managed by a Steering Committee that consists of executives from both companies. Roche holds an option exercisable to purchase up to a 50% equity interest in this wholly owned subsidiary.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2003, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2001, 2002, and 2003.

	Years Ended October 31,
	2001	2002	2003

Direct Patient Billing	12%	9%	7%
Commercial Insurance	37%	37%	43%
Professional Billing	23%	26%	20%
Medicare	24%	25%	27%
Medicaid	4%	3%	3%
	100%	100%	100%

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

•                  Selective Acquisitions:   The clinical laboratory industry is still highly fragmented. Historically, acquisition has been one method that has fueled our growth. We intend to continue to look for acquisitions that can be integrated into our existing processing facility without maintaining duplicate facilities or which will provide us with entry into new product or geographic areas. This strategy, if successfully implemented,  will enable us to reduce costs and gain economies of scale from the elimination of redundant facilities and equipment and the reduction of personnel.

•                  Specialty Testing: We also intend to continue to increase our penetration into the specialty testing market, especially genomics. The current annual value of gene-based testing in the United States is approximately one billion dollars. We believe that we have positioned ourselves to take advantage of this market.

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

Our Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory’s quality.  Based on the information received from the committee, recommendations are made to correct conditions which have led to errors.  Management, department supervisors and members of the assurance committee continually monitor the laboratory’s quality.  Depending on the test, two or three levels of Quality Control materials are run in each analytical assay to assure precision and accuracy.  Patient population statistics are evaluated each day.  Highly abnormal samples are repeated to assure their accuracy.

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

Regulation of Reimbursement for Laboratory Services

Containment of health-care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity.  Omnibus budget reconciliation legislation, designed to “reconcile” existing laws with reductions and reimbursements required by enactment of a Congressional budget can adversely affect clinical laboratories by reducing Medicare reimbursement for laboratory services.  Although in the past, legislation has been enacted which reduced the permitted Medicare reimbursement for clinical laboratory services from previously authorized levels, none of the reductions enacted to date has had a material adverse effect on us. For most of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full.

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

CLIA-88

CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, (“HHS,”) to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.  CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements.  A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of seventy eight routine “waived” tests may apply for a waiver from most requirements of CLIA-88.  We believe that most tests performed by physician office laboratories will fall into either the “waived” or the “moderately complex” category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians’ offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.  Our testing is often much more complex and as a result, we are subject to full compliance with CLIA-88. The quality standard and enforcement procedure regulations became effective on September 1, 1992, most personnel, quality control and proficiency testing requirements have been implemented; the remainder will be phased in over a number of years.   Our laboratory completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. We have implemented a voluntary compliance program adhering to the standards set forth in the Model Compliance Program.

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

These regulations establish a “minimum” and would default to more stringent state laws. Therefore, we are required to comply with both sets of standards. Laboratories were required to submit a compliance plan to HHS by October 16, 2003.  We have filed our application for a one year extension for compliance with the Transaction Data Set Regulations and intend to file our compliance plan during the extension period in accordance with the model form provided by HHS. HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.

Fraud and Abuse Regulations

Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to federal programs. Federal enforcement agencies (including both the Federal Bureau of Investigation and the Office of the Inspector General) liberally interpret and aggressively enforce statutory fraud and abuse provisions of these anti-kickback statutes. According to public statements made by the Department of Justice, healthcare fraud has become one of its highest priorities. Many of the anti-fraud statutes are vague or indefinite and have not been interpreted in the courts.  We believe we operate lawfully within these statutes; however, we cannot predict if some of our practices may be interpreted as violating these statutes and regulations.

Insurance

We maintain professional liability insurance of $3,000,000 per occurrence, $3,000,000 in the aggregate. In addition, we maintain excess commercial insurance of $2,000,000 per occurrence and $3,000,000 in the aggregate. We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable costs.

Employees

At October 31, 2003, we had 720 full-time and 302 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

At November 1, 1998, we were being represented by counsel in connection with various reviews being conducted by our Medicare carrier. One review involved overpayments that occur in the normal course of business.  We remitted approximately $75,000 to Medicare in connection with this matter.  At October 31, 2002, we had established a reserve of $154,000 on our financial statements for the remaining liability.  In January 2003, Medicare determined that the remaining overpayment was $78,684 and interest on this amount was $2,392.  We remitted the total amount of $81,076 to Medicare in January 2003, bringing the matter to a close.

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

Insurance

Although we believe that our present insurance coverage is sufficient to cover currently estimated exposures, we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable costs.

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

Competition

We operate in a business which is characterized by intense competition. Our major competitors in the New York metropolitan area, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories which possess greater name recognition, larger customer bases and significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot give assurances that we will be able to compete successfully with such entities in the future. Our ability to attract and retain sales representatives and management may also affect our ability to compete in this marketplace.

Dependence on Bank Financing

We fund our operations through a line of credit under a revolving loan agreement (the “Loan Agreement”) with PNC Bank.  At October 31, 2003, we were utilizing approximately $8,700,000 of the credit line.  The credit facility has been increased and extended on a number of occasions and is currently due on September 30, 2004.  Borrowings under the credit line are collateralized by substantially all of our assets as well as through the assignment to PNC Bank of a $4,000,000 face amount insurance policy on the life of the president of our company.  The Loan Agreement requires us to be in compliance with various affirmative and negative covenants concerning our operations and financial condition.  Among other provisions, it imposes requirements for maintaining fixed charge coverage, various financial ratios and certain insurance coverage. Although we have been able to obtain waivers from PNC Bank in the past for failure to meet certain of the covenants under the Loan Agreement, the availability of any future required waivers cannot be assured. Any failure on our part to obtain a renewal or an extension of the loan, when due, or to obtain a waiver from PNC Bank, if required, would have a material adverse effect on our business and financial condition.

Dependence on our Chief Executive Officer

Our success is substantially dependent on the efforts and abilities of Marc D.  Grodman, M.D., our founder, president and chief executive officer.  We maintain a $4,000,000 “key-man” life insurance policy on Dr.  Grodman’s life payable to the Company in the event of his death.  The policy has been assigned to PNC Bank as collateral to secure borrowings under our credit line.  The unavailability of Dr. Grodman, whether as a result of his death, disability or otherwise, could have a material adverse effect upon our business.

Possible Volatility of Stock Price

There is a history of volatility in the market price for shares of companies in the healthcare marketplace. Factors such as fluctuations in our quarterly revenues and operating results, announcements of new innovations or services by us or our competitors, changes in third party payment policies and government regulations may have an effect on the market price of our Common Stock. In addition, any announcement of a material pending legal action could have a negative impact on the market price of our Common Stock regardless of the outcome of any such matter.

Factors In Place To Discourage Takeover Attempts

The substantial percentage ownership of our outstanding Common Stock by our executive officers and directors; our charter provision providing for a staggered board of directors so that only one-third of the board is elected each year to serve a three year term; our Rights Plan which was adopted to discourage hostile acquisitions of control of the Company; and the requirement that the holders of not less than 80% of our outstanding Common Stock must approve any merger, consolidation, asset sale or acquisition of the Company not approved by the board may discourage attempts by third parties to tender for or otherwise obtain control of the Company, even if such an attempt might be deemed beneficial to the Company and its shareholders.

Item 2 - Properties

Our executive offices and New Jersey processing facility occupy approximately 56,000 square feet of leased space in two one-story brick facilities at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey.  We are currently paying approximately $50,000 in total in monthly rentals for these facilities.  Although the leases for the majority of these facilities expire in February 2004, we have given the Landlord notice of exercise of our option to extend the leases for five additional years and are currently in negotiation concerning the terms of the extension.  Our New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick facility at 140 Route 303, Valley Cottage, New York.  The lease for this facility, which expires in April 2005, provides for a monthly rental of $9,772 and increases to $10,366 in the final year.  Our testing equipment maintained at each of our processing facilities is in good condition and in working order.  We believe that these facilities, as presently equipped, have the capacity to generate up to approximately $200,000,000 in net revenues based on the type of testing now being performed by us.  We maintain fire, theft and liability insurance coverage for our facilities in what we believe are adequate amounts.  We also lease 52 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3 - Legal Proceedings

At October 31, 2003 and at the date of this Report, we were not involved in any material legal proceedings.

On January 22, 2004, we were informed that IMPATH, Inc., as a debtor-in-possession had commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against James Weisberger, M.D., our Vice President, Assistant Chief Medical Officer and Director of Hematopathology, alleging that Dr.  Weisberger had, among other things, misappropriated certain of IMPATH’s alleged trade secrets and had unlawfully solicited former IMPATH employees to commence employment with us.  We were not named as a party to this lawsuit.  Both Dr.  Weisberger and we believe that the allegations in this proceeding are utterly baseless and totally without merit and intend to fully contest the matter.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2003

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

The following table sets forth the range of high and low closing bid prices for the Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
Fiscal Year	High	Low

2002
First Quarter	$7.875	$4.90
Second Quarter	9.98	5.76
Third Quarter	11.45	5.73
Fourth Quarter	8.60	5.15
2003
First Quarter	7.28	5.54
Second Quarter	6.19	4.11
Third Quarter	7.16	4.70
Fourth Quarter	17.60	6.84

On January 16, 2004  the last sales price for the Common Stock on NASDAQ was $18.01 per share.

At October 31, 2003  the number of record holders of the Common Stock was 370. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends upon our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future.   Furthermore, our loan agreement with PNC Bank prohibits us from paying dividends or making any distributions with respect to any shares of our stock without the prior written consent of the Bank.

Recent Sales of Unregistered Securities

•                  During fiscal year 2003, we issued an aggregate 82,140 shares of our Common Stock to four employees upon exercise of previously granted stock options at exercise prices equal to the market price on the date of grant of each option ranging from $.71875 to $1.75 per share and issued 10,000 shares to one employee valued at $1.50 per share for services rendered.

•                  See Item 11-Stock Options and Note 11 of Notes to the Consolidated Financial Statements as to our grant of stock options during fiscal 2003.

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

Item 6.             Selected Financial Data

	[In thousands, except per share data] Years ended October 31,
	2003	2002	2001	2000	1999
Operating Data:
Net Revenues	$109,034	$96,631	$80,622	$66,460	$53,856
Cost of Services	$56,216	$51,706	$44,265	$37,174	$30,850
Gross Profit	$52,818	$44,925	$36,357	$29,286	$23,006
General and Administrative Expenses	$43,533	$38,853	$32,750	$27,654	$26,432
Income [Loss] from Operations	$9,285	$6,072	$3,607	$1,632	$(3,426)
Other Expenses - Net	$681	$849	$1,660	$1,568	$1,185
Provision for Income Tax Expense [Benefit]	$2,064	$301	$(414)	$(42)	$367
Net Income [Loss]	$6,540	$4,922	$2,361	$105	$(4,978)
Net Income [Loss] Per Common Share	$.57	$.43	$.24	$.01	$(.68)
Net Income [Loss] Per Share - Diluted	$.51	$.39	$.21	$.01	$(.68)
Cash Dividends Per Common Share	$—	$—	$—	$—	$—

Balance Sheet Data:
Total Assets	$53,219	$47,442	$44,006	$38,349	$32,318
Total Long-Term Liabilities	$2,202	$1,519	$1,158	$2,378	$2,931
Total Liabilities	$23,261	$23,235	$25,532	$25,287	$20,948
Working Capital	$17,671	$12,651	$7,257	$2,820	$3,702
Stockholders’ Equity	$29,958	$24,207	$18,474	$13,061	$11,369

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

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.  We have entered into a Strategic Marketing Agreement with Roche Diagnostics to operate a Joint Venture for the sale and distribution of CareEvolve services to other laboratories throughout the country.  Under the terms of the Strategic Marketing Agreement, Roche supports the marketing of CareEvolve to clinical laboratories through its extensive diagnostic marketing force. The joint venture is managed by a Steering Committee that consists of executives from both companies. Roche holds an option exercisable to purchase up to a 50% equity interest in this wholly owned subsidiary.

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

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  The table below shows our pre-tax EPS on a diluted quarterly and annual basis for fiscal years 2002 and 2003.

	Quarter Ended
	1/31	4/30	7/31	10/31	Fiscal Year

FY 2002	$.06	$.10	$.12	$.13	$.41

FY 2003	.04	.13	.24	.26	.67

Results of Operations (In thousands, except per patient data)

Fiscal Year 2003 Compared to 2002

NET REVENUES:

Net Revenues for the year ended October 31, 2003 were $109,034 as compared to $96,631 for the year ended October 31, 2002; this represents a 13% increase in net revenues. This increase is due to a 9% increase in patients serviced and a 4% increase in net revenue per patient. Our laboratory operations had net revenues of $108,720 in fiscal 2003.

The number of patients serviced during the year ended October 31, 2003 was 2,115 which was 9% greater when compared to the prior fiscal year’s twelve month period.  This increase is attributable to a net increase of six new sales representatives and our ongoing marketing efforts during the current fiscal year. Net revenue per patient for the year ended October 31, 2003 was $51.41 compared to net revenue per patient for the year ended October 31, 2002 of $49.63, an increase of $1.78 or 4% as a result of increases in esoteric testing.

COST OF SALES:

Cost of Sales for the year ended October 31, 2003 was $56,216 as compared to $51,706 for the year ended October 31, 2002, an increase of 9%.  This increase is related to the increase in net revenues of 13%.

GROSS PROFITS:

Gross profits on net revenues increased to $52,818 for the year ended October 31, 2003 from $44,925 for the year ended October 31, 2002; an increase of $7,893 (18%), primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenue. Gross profit margins in the laboratory increased to 48% from 46%, primarily due to the increase in net revenues and efficiencies in direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2003 were $43,533 as compared to $38,853 for the year ended October 31, 2002, an increase of $4,680 or 12%. This increase is in line with the increase in net revenues.  However, insurance expense increased approximately $1,057 or 97% over the prior period.

INTEREST EXPENSE:

Interest expense decreased from $889 during the year ended October 31, 2002 to $704 during the year ended October 31, 2003; a decrease of $185. This decrease is due to a decline in the variable interest rates and a decline in the outstanding balance with the PNC line of credit utilized by the Company. Management believes that this trend may not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates may increase during fiscal year 2004.

NET INCOME:

We realized net income of $6,540 for the twelve month period ended October 31, 2003 as compared to $4,922 for the twelve month period ended October 31, 2002, an increase of 33%.

Pre-tax income for the period ended October 31, 2003 was $8,604, as compared to $5,223 for the period ended October 31, 2002, an increase of $3,381 (65%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $301 for the period ended October 31, 2002, to $2,064 for the current twelve month period. This increase was anticipated due to the full utilization of certain state net operating loss carry-forwards in fiscal 2002 and Federal and State net operating loss carry-forwards during the third quarter of fiscal 2003.

Fiscal Year 2002 Compared to Fiscal Year 2001

NET REVENUES:

Net Revenues for the year ended October 31, 2002 were $96,631 as compared to $80,622 for the year ended October 31, 2001; this represents a 20% increase in net revenues. This increase is due to a 15% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $96,568 in fiscal 2002.

The number of patients serviced during the year ended October 31, 2002 was 1,944 which was 15% greater when compared to the prior fiscal year’s twelve month period.  This increase is attributable to a net increase of four new sales representatives and our ongoing marketing efforts during the current fiscal year. Net revenue per patient for the year ended October 31, 2002 was $49.63 compared to net revenue per patient for the year ended October 31, 2001 of $47.43, an increase of $2.20 or 5%,  as a result of increases in esoteric testing.

COST OF SALES:

Cost of Sales for the year ended October 31, 2002 was $51,706 as compared to $44,265 for the year ended October 31, 2001, an increase of 17%.  This increase is related to the increase in net revenues of 20%.  CareEvolve and Right Body Foods (“RBF”)  had combined cost of sales of $116 in fiscal year 2002.

GROSS PROFITS:

Gross profits on net revenues, excluding CareEvolve and RBF, increased to $44,979 for the year ended October 31, 2002 from $36,935 for the year ended October 31, 2001; an increase of  $8,044 (22%), primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenue. Gross profit margins in the laboratory increased to 46% from 45%, primarily due to the increase in net revenues and efficiencies in direct operating expenses. Our total gross profit for fiscal 2002 was $44,925. CareEvolve and RBF had a combined gross loss of $54 for the year ended October 31, 2002.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2002 were $38,853 as compared to $32,750 for the year ended October 31, 2001, an increase of $6,103 or 19%. This increase was caused primarily by three factors, 1) an increase in marketing related expense of $1,544; 2) an increase in bad debt of $1,610; and 3) an increase in computer related expense of $604  all of which are attributable to the Company’s growth.  In addition, business insurance increased $398 and we expected a substantial increase in this expense category in fiscal year 2003.  During the fourth quarter of fiscal 2002, we terminated the RBF health food business operations and sold the remaining assets for a nominal sum.  During such quarter, we recorded a write-off of approximately $212 representing the remaining net book value of the intangible and other deferred assets attributable to the health food business.

INTEREST EXPENSE:

Interest expense decreased from $1,686 during the year ended October 31, 2001 to $889 during the year ended October 31, 2002; a decrease of $797.  This decrease is due to a decline in the variable interest rates associated with the PNC line of credit utilized by the Company. Management believes that this trend will not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will not substantially decrease.

NET INCOME:

We realized net income of $4,922 for the twelve month period ended October 31, 2002 as compared to $2,361 for the twelve month period ended October 31, 2001, an increase of 108%.  Our laboratory operations realized net income of $4,417 for the twelve month period ended October 31, 2002 as compared to $1,155 for the twelve month period ended October 31, 2001, an increase of $3,262 or 282%.

Liquidity and Capital Resources (In thousands)

For the Fiscal Year Ended October 31, 2003

Our working capital at October 31, 2003 was approximately $17,671 as compared to approximately $12,651 at October 31, 2002, an increase of $5,020. Our cash position increased by approximately $563 during the current period. We decreased our short term borrowing by approximately $1,828 and repaid approximately $1,153 in existing debt and capital lease obligations. We had current liabilities of approximately $21,059 at October 31, 2003. We generated approximately $5,593 in cash from operations, an increase of approximately $911 as compared to the year ended October 31, 2002.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $32,913 at October 31, 2003, an increase of approximately $4,214 from October 31, 2002, or 15%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2003 increased 10% over the prior twelve month period.

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

In January 2002, we amended our revolving loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is now the lesser of (i) $25,000 or (ii) 50% of our qualified accounts receivable (as defined in the agreement).  Interest on advances are currently at prime or the

Eurodollar Rate on a portion (fixed) of the line (See Note [5]) to the Consolidated Financial Statements. The credit line is collateralized by substantially all of our assets, a $615 CareEvolve promissory note payable out of our share of CareEvolve’s net after-tax income (if any) assigned by us to the bank and a $4,000 insurance policy on the life of the president of our Company also assigned by us to the bank.  The line of credit is currently available through September 2004. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, various financial ratios and insurance coverage. As of October 31, 2003, we were utilizing approximately $8,718 of this credit facility and had approximately $11,282 of additional availability. See “Cautionary Statements- Dependence on Bank Financing.”

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

We have various employment and consulting agreements with commitments totaling approximately $9,957 over the next five years of which approximately $7,973 is due during fiscal 2004. (See Note 12 to the Consolidated Financial Statements herein). We have operating and capital leases with commitments totaling approximately $6,011 of which approximately $2,474 is due during fiscal 2004. (See Notes 13 and 14 to the Consolidated Financial Statement).

Our cash balance at October 31, 2003 totaled approximately $3,966 as compared to approximately $3,403 at October 31, 2002.  We believe that our cash position, the anticipated cash generated from future operations,  and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2004

Impact of Inflation

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46.  The revised effective date for the Company is the end of the first reporting period ending after March 15, 2004 [April 30, 2004 for the Company].  However, the Company must apply either the revised or the original FIN 46 to so called special-purpose entities as of the end of the first reporting period ending after December 15, 2003 [January 31, 2004 for the Company]. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

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

Item 8. -  Financial Statements and Supplementary Data

Financial Statements are annexed hereto

Item 9. -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

PART III

Item 10.-                           Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	52	Chairman of the Board, President, Chief Executive Officer and Director

Morton L. Topfer (b) (c)	67	Vice Chairman of the Board and Director

Howard Dubinett	52	Executive Vice President, Chief Operating Officer and Director

Sam Singer	60	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

John Roglieri, M.D(b) (d)	64	Director

Gary Lederman, Esq.(a) (d)	69	Director

(a) Chairman of the Audit Committee

(b) Member of the Audit Committee

(c) Chairman of the Compensation Committee

(d) Member of the Compensation Committee

The Audit Committee is comprised of three non-employee members of the Board of Directors, Gary Lederman (Chairman), John Roglieri and Morton L. Topfer. The Board of Directors deems each such individual as “independent” as defined in National Association of Securities Dealers Marketplace Rule 4200(a)(14). The Board of Directors has determined that based upon his prior experience, Mr. Lederman may be deemed to be an audit committee financial expert as described in Item 401 of Regulation S-K promulgated under the Securities Exchange Act of 1934.  The Audit Committee met four times during fiscal year 2003. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of our accounting systems, our financial reporting practices, the maintenance of our books and records and our internal controls. In addition, the Audit Committee reviews the scope of the audit of our financial statements and the results thereof.

The Compensation Committee is comprised of three non-employee members of the Board of Directors, Morton L. Topfer (Chairman), Gary Lederman and John Roglieri. The Compensation Committee met once during fiscal year 2003. The Compensation Committee reviews salaries, cash bonuses and compensation plans for our executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

We do not have an Executive Committee. Officers are elected by and hold office at the discretion of the Board of Directors.

The following is a brief account of the business experience of each of our directors and executive officers.

Marc D. Grodman, M.D. founded Bio-Reference Laboratories in December 1981 and has been our Chairman of the Board, President, Chief Executive Officer and a Director since our formation.  Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City.  From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital.  From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO.  Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977.  Except for approximately 20 hours per month spent as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital and his rendering of medical services on a part time basis to the Uniformed Firefighters Association of New York City, Dr. Grodman devotes substantially all of his working time to the business of the Company.

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

John Roglieri, M.D. became a Director in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master’s degree from Columbia University School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life.  Dr. Roglieri was Chief Medical Officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been Medical Director for New York Life Insurance Company in Manhattan. He is a member of Advisory Boards to several pharmaceutical companies, and a member of the Editorial Advisory Boards of the journals Managed Care and Seminars in Medical Practice. Dr. Roglieri is a subject of biographical record in Who’s Who in America.

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

James Weisberger, M.D. (Age 48) has been employed by the Company since September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology.  Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a BS degree from Stanford University (1977); an MS degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Bader Maria Pedemonte-Coira, M.D. (Age 44) has been employed by the Company since August 2000 as Medical Director. She is certified by the American Board of Pathology in Anatomic and Clinical Pathology with special certification in Hematopathology and

Immunopathology. She holds a New York State Department of Health Certificate of qualification for Laboratory Director. Dr. Pedemonte’s professional appointments include Director of Hematopathology & Molecular Pathology at JFK Medical Center in Edison, NJ (1998-2000); Hematopathologist, IMPATH, Inc. New York, NY (1997-1998); and Medical Director & Hematopathologist GenCare-Biomedical Research Laboratory of Bio-Reference (1996-1998). She was Associate Director & Pathologist, Molecular Tissue Pathology; and Director, Cellular Immunology, Corning Clinical Laboratories (Corning/MetPath) Teterboro, NJ (1991-1996). Dr. Pedemonte is also an Adjunct Assistant Professor of Pathology, Columbia University, College of Physicians & Surgeons, NY. (1991-Present). Dr. Pedemonte currently devotes only a portion of her working time to the business of the Company.

Charles T.  Todd, Jr.  (Age 53) is the Senior Vice President of Sales and Marketing of Bio-Reference Laboratories.  Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation, a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University and received a B.S. in Finance in 1974.

John W.  Littleton (Age 43) joined Bio-Reference Laboratories in September 2002 as the Vice President of Sales.  Prior to joining Bio-Reference Laboratories, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University in 1983.

John Bennett, M.D., (Age 70) Scientific Advisory Board Chairman, Professor Emeritus, University of Rochester Medical Center, Rochester, New York.  Dr.  Bennett has long been recognized as an intellectual force in the treatment and understanding of leukemias, lymphomas and other cancer-related diseases.  He established the French-American-British (FAB) Leukemia working Group and is one of the world’s leading authorities on Myelodysplasia.  He is founder and Chairman of the MDS Foundation, as well as Editor of the AJournal of Leukemia Research.@ Dr.  Bennett is currently Professor Emeritus and former Head of the Medical Oncology Unit at the University of Rochester Medical Center and formerly was a Professor of Oncology in Medicine, Pathology and Laboratory Medicine at the University of Rochester Medical School.  For nearly four decades, Dr.  Bennett has been honored by the medical community as an expert in the field of oncology as evidenced by the numerous chairs he has held in prestigious societies and committees and over 400 publications in peer review journals, the majority of which are in the area of hematologic malignancies.  Dr. Bennett earned his B.A. from Harvard University and his M.D. from Boston University.  He served his residency in medicine at Beth-Israel Hospital, Boston, Massachusetts and completed a fellowship in hematology at Boston City Hospital. He headed the Morphology and Cytochemistry Section of the Clinical Center at NIH before joining the faculty at the University of Rochester. Dr. Bennett serves the Company in an advisory capacity as chairman of our Scientific Advisory Board.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2003, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended October 31, 2003 to our Chief Executive Officer and our other executive officers who were serving as our executive officers at October 31, 2003. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

					Long-Term
	Annual Compensation				Compensation
Name and Principal Position	Year Ended October 31,	Salary	Bonus	Other Annual Compen- sation	Restricted Stock Awards	Options (SARs)	LTIP Pay- outs	All Other Compen- sation (a)

Marc D. Grodman M.D.	2003	$499,750	$154,750	$-0-	-0-	$-0-	$-0-	$-0-
President and Chief	2002	$470,000	$125,000	$-0-	4,000	$-0-	$-0-	$-0-
Executive Officer	2001	$415,921	$125,000	$-0-	-0-	$-0-	$-0-	$-0-

Howard Dubinett	2003	$240,000	$21,800	$-0-	-0-	$-0-	$-0-	$-0-
Executive Vice	2002	$191,700	$60,000	$-0-	4,000	$-0-	$-0-	$-0-
President and Chief	2001	$182,004	$60,000	$-0-	-0-	$-0-	$-0-	$-0-
Operating Officer

Sam Singer
Vice President and	2003	$240,000	$9,600	$-0-	-0-	$-0-	$-0-	$-0-
Chief Financial and	2002	$180,300	$60,000	$-0-	4,000	$-0-	$-0-	$-0-
Accounting Officer	2001	$171,004	$60,000	$-0-	-0-	$-0-	$-0-	$-0-

(a) See Item 13 concerning our payment of life insurance premiums pursuant to “split dollar” life insurance programs for our three executive officers and the suspension of premium payments in fiscal 2003.

Employment Agreements with Executive Officers

Dr.  Grodman serves as our President and Chief Executive Officer pursuant to a seven-year employment agreement which expires on October 31, 2004.  Dr.  Grodman’s initial minimum annual compensation under the agreement ($395,000) has been subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee. The agreement provides (i) typical health insurance coverage and $4,000,000 face amount of “split dollar” life insurance insuring Dr. Grodman’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan) (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Dr. Grodman’s average annual compensation during the preceding five years.  See Item 13 herein as to the suspension of premium payments with respect to Dr.  Grodman’s “split dollar” life insurance.

Mr.  Dubinett serves as our Executive Vice President and Chief Operating Officer pursuant to a five-year employment agreement which was extended in fiscal 2002 for two additional years beyond its October 31, 2002 termination date.  Mr.  Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee.  The agreement provides (i) typical health insurance coverage and $1,100,000 face amount of “split dollar” life insurance insuring Mr. Dubinett’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years.  We have the option to extend the extension period of the employment agreement on the same terms and conditions for up to an additional three years through October 31, 2007.  See Item 13 herein as to the suspension of premium payments with respect to Mr.  Dubinett’s “split dollar” life insurance.

Mr.  Singer serves as our Vice President and Chief Financial Officer pursuant to a five-year employment agreement which was extended in fiscal 2002 for two additional years beyond its October 31, 2002 termination date.  Mr.  Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of our Compensation Committee.  The agreement provides (i) typical health insurance coverage and $800,000 face amount of “split dollar” life insurance insuring Mr. Singer’s life and payable to his estate (excluding benefits required to be paid to the Company pursuant to the split dollar plan); (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a change in control of the Company, a severance payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years. We have the option to extend the extension period of the employment agreement on the same terms and conditions for up to an additional three years through October 31, 2007.  See Item 13 herein as to the suspension of premium payments with respect to Mr.  Singer’s “split dollar” life insurance.

Stock Options

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

At October 31, 2002, there were outstanding ISOs issued under the 1989 Plan held by six employees and exercisable to purchase an aggregate 274,335 shares at an exercise price of $.71875 per share. During fiscal 2003, one employee exercised his ISOs and purchased 5,000 shares and 11,667 shares were canceled due to termination of employment. As a result, at October 31, 2003, there were outstanding ISOs issued under the 1989 Plan exercisable to purchase 257,668 shares at an exercise price of $.71875 per share.

Description of the 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders.  At October 31, 2002, there were outstanding ISOs under the 2000 Plan held by 22 employees exercisable to purchase an aggregate 496,000 shares of Bio-Reference Common Stock at exercise prices ranging from $1.125 to $7.97 per share.  During fiscal 2003, we granted additional ISOs under the 2000 Plan to a total of 79 employees exercisable to purchase an aggregate 281,000 shares of Bio-Reference Common Stock at exercise prices ranging from $4.21 to $11.67 per share. During fiscal 2003, ISOs issued under the 2000 Plan exercisable to purchase an aggregate 57,000 shares were cancelled due to termination of employment. In addition, one employee exercised his ISOs issued under the 2000 Plan and purchased 15,000 shares.  As a result, at October 31, 2003, there were outstanding ISOs issued under the 2000 Plan exercisable to purchase an aggregate 705,000 shares at prices ranging from $1.688 to $11.67 per share.

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

Description of the 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. No ISOs had been granted at October 31, 2003 pursuant to the 2003 Plan.

The 2003 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Internal Revenue Code, as amended (the “Code”) to purchase up to a minimum aggregate 800,000 shares of the Company’s Common Stock.  Options may only be granted under the 2003 Plan to employees of the Company and its subsidiaries (including those officers and directors who are also employees).

The 2003 Plan will be administered by the Board of Directors or by a Stock Option Committee designated by the Board of Directors.  The Board or the Stock Option Committee, as the case may be, has the discretion to determine the eligible employees to whom, and the prices (not less than the fair market value on the date of grant) at which options will be granted; the periods during which each option is exercisable; and the number of shares subject to each option.  The Board or the Stock Option Committee has the authority to interpret the 2003 Plan and to establish and amend rules and regulations relating thereto.

The 2003 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.

Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock

Option Plans during any calendar year cannot exceed $100,000.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board or the Stock Option Committee, as the case may be, may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.

Non-Qualified Options (NQOs) and Warrants

At October 31, 2002, there were outstanding NQOs and Warrants owned by our employees, directors, various consultants and a software provider exercisable to purchase an aggregate 557,750 shares of Bio-Reference Common Stock at exercise prices ranging from $.71875 to $6.80 per share.  During fiscal 2003, we granted NQOs to four members of our newly formed Scientific Advisory Board exercisable to purchase an aggregate 70,000 shares of Bio-Reference Common Stock at exercise prices ranging from $6.98 to $7.94 per share. During fiscal 2003, two employees exercised NQOs and purchased an aggregate 62,140 shares of Bio-Reference Common Stock. Also during fiscal 2003, NQOs exercisable to purchase an aggregate 31,860 shares were cancelled due to terminations of employment. As a result, at October 31, 2003, there were outstanding NQOs and Warrants owned by our employees, directors, consultants including members of our Scientific Advisory Board and a software provider exercisable to purchase an aggregate 533,750 shares of Bio-Reference Common Stock at exercise prices ranging from $1.00 to $7.94 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

OPTION GRANTS IN LAST FISCAL YEAR

No options to purchase Bio-Reference Common Stock were granted to any of our three Named Executive Officers in fiscal 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

No options were exercised by any of our three Named Executive Officers in fiscal 2003. The following table provides information regarding the value of each such officer’s unexercised options at October 31, 2003.

	Number of Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End (1)
Name	Exercisable (E) Unexercisable (U)		Exercisable (E) Unexercisable (U)

Marc D. Grodman	4,000	(E)	$39,160	(E)

Howard	213,334	(E)	3,385,877	(E)
Dubinett	4,000	(E)	39,160	(E)

Sam Singer	4,000	(E)	39,160	(E)

(1) Represents the difference between the exercise price of the options and $16.59, the closing sale price for Bio-Reference Common Stock on October 31, 2003.

Directors’ Compensation

Directors who are not our employees were also paid a $1,000 per quarter director’s fee during fiscal year 2003.

Item 12. - Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 16, 2003 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holder and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Directors and Executive Officers*

Marc D. Grodman(2)	1,672,846	14%
Morton L. Topfer(3)	1,491,200	13%
Howard Dubinett(4)	481,001	4%
Sam Singer(5)	344,667	3%
Gary Lederman(6)	44,700	—
John Roglieri(7)	59,500	1%
Executive Officers and Directors as a group (six persons)(2)(3)(4)(5)(6)(7)	4,093,914	33%

*                 The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

(1)          Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 895,101 shares owned directly, 549,678 shares issuable upon conversion of Series A Preferred Stock and 4,000 shares issuable upon exercise of options.  Also includes 121,667 shares owned directly and 54,400 shares issuable upon conversion of Series A Preferred Stock owned by Dr. Grodman’s wife, Pam Grodman, and 48,000 shares owned by their minor children. Dr. Grodman disclaims beneficial ownership of these 224,067 shares.

(3)          Includes an aggregate 1,479,200 shares owned individually or by CastleTop Capital Management, LP of which Morton L. Topfer is the Managing Director; and 12,000 shares issuable upon exercise of options.

(4)          Includes 263,667 shares owned directly, and 217,334 shares issuable upon exercise of options.

(5)          Includes 331,667 shares owned directly, 4,000 shares issuable upon exercise of options and 9,000 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 9,000 shares.

 (6)        Includes 25,200 shares owned directly and 19,500 shares issuable upon exercise of options.

 (7)        Includes 40,000 shares owned directly and 19,500 shares issuable upon exercise of options.

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

We had established a “split-dollar” insurance program (the “Original Insurance Program”) for each of our three Named Executive Officers. Pursuant to the program, if the executive died while employed by us, we would have been reimbursed out of the policy death benefit for the premiums we paid or the cash surrender value of the policy and the death benefit less such reimbursement would be paid to the executive’s estate. If the executive left our employ, he would have been required to pay us back the aggregate premiums we paid or the cash surrender value of the policy but he would have been entitled to ownership of the policy. As a result of the uncertainty created by passage of the Sarbanes-Oxley Act of 2002 (signed into law on July 30, 2002) we suspended payment of the premiums on these policies. After July 30, 2002, premiums were paid by reducing the policy cash values. At October 31, 2003 (and at October 31, 2002), the premiums which we paid on these policies aggregated $1,039,000. At October 31, 2003, the aggregate premiums paid exceeded the aggregate net cash surrender value of the policies by approximately $116,000.

Effective November 30, 2003, we agreed with each of the three Named Executive Officers to terminate the Original Insurance Program. In connection with the termination of the Original Insurance Program, the Named Executive Officers transferred ownership of the insurance policies to us and agreed to reimburse us for the premiums we paid to the extent required under the Original Insurance Program.

Effective November 30, 2003, we adopted a new endorsement “split-dollar” insurance program (the “New Insurance Program”) for each of the Named Executive Officers. Under the New Insurance Program, we will be the sole owner of the life insurance policies (including the cash value of the policies) and will pay the premium on the policies. Prior to termination of employment, the Named Executive Officer will have the right to name the beneficiary of the death benefit but will have no access to any policy cash value. On retirement, we will transfer our interest in the policy to the retiring Named Executive Officer who will be required to reimburse us for the premiums we paid. See Note 12 of Notes to the Consolidated Financial Statements.

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

Item 15 – Principal Accountant Fees and Services

The firm of Moore Stephens, P.C. (“Moore Stephens”) certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2003 and 2002. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

Moore Stephens billed us approximately $140,000  for professional services rendered for the audit of our annual consolidated financial statements for our 2003 fiscal year and to review the financial statements included in our quarterly reports on Form 10-Q filed with respect to quarterly periods in such fiscal year as compared to approximately $119,000  for such services with respect to our 2002 fiscal year.

(2)          Audit-Related Fees

Moore Stephens did not render any services related to the performance of the audit or review of our financial statements for fiscal 2003 and 2002 other than the services reported in Item 15 (1) herein.

(3)          Tax Fees

Moore Stephens billed us approximately $25,000 for tax services for fiscal 2003 and approximately $22,000 for tax services for fiscal 2002. The fees were billed for tax return preparation.

(4)          All Other Fees

No fees were billed to us by Moore Stephens with respect to fiscal 2003 or fiscal 2002 other than for services described in Item 15 (1) and (3) herein.

(5)          Pre-Approval Policies and Procedures

The engagement of Moore Stephens to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 16.                                                       Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.                         Financial Statements

The following financial statements of the Company are included in Part II, Item 7

(b).                              Reports on Form 8-K

No reports on Form 8-K were filed during the Quarter ended October 31, 2003.

(c).                               Exhibits

Exhibit No.	Item	Incorporated by Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

4.1*	Form of Common Stock Certificate, $.01 par value	(C)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2004	(F)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.5.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.11*	Stock Purchase Agreement dated May 14, 2001, between the Company on the one hand and CastleTop Investments, L.P. (an affiliate of Morton L. Topfer) and Morton L. Topfer on the other	(H)

10.12*	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between Bio-Reference Laboratories, Inc. and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.	(H)

21                                                            Subsidiaries of the Company

The following are the Company’s three wholly-owned subsidiaries:

State of Incorporation	Name under which it Conducts or Conducted Business
Medilabs, Inc. New York	Medilabs
BRLI No. 1 Acquisition Corp. New Jersey	Right Body Foods
CareEvolve.com, Inc. New Jersey	CareEvolve

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. section 1350 of Chief Financial Officer

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

(G)                                Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000.

(H)                               Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2001.

(I)                                    Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2002

(J)                                   Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No.  333-111578).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By:	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January 28, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 28, 2004

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 28, 2004

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 28, 2004

/S/ Morton Topfer
Morton Topfer
Director
January 28, 2004

/S/ John Roglieri
John Roglieri
Director
January 28, 2004

/S/ Gary Lederman
Gary Lederman
Director
January 28, 2004

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
January 9, 2004

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2003	2002
Assets:
Current Assets:
Cash and Cash Equivalents	$3,966	$3,403
Accounts Receivable - Net	32,913	28,699
Inventory	1,088	1,081
Other Current Assets	763	876
Deferred Tax Asset	—	308

Total Current Assets	38,730	34,367

Property and Equipment - At Cost	7,485	4,881

Less: Accumulated Depreciation	2,722	1,877

Property and Equipment - Net	4,763	3,004

Other Assets:
Deposits	314	293
Goodwill - Net	5,843	5,843
Intangible Assets - Net	2,299	2,868
Other Assets	1,270	1,067

Total Other Assets	9,726	10,071

Total Assets	$53,219	$47,442

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

	October 31,
	2003	2002
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts Payable	$7,900	$6,871
Accrued Salaries and Commissions	1,719	2,420
Accrued Taxes and Expenses	1,158	896
Revolving Note Payable - Bank	8,718	10,546
Current Maturities of Long-Term Debt	—	400
Capitalized Lease Obligation - Short-Term Portion	933	583
Deferred Tax Liabilities	631	—

Total Current Liabilities	21,059	21,716

Long-Term Liabilities:
Capitalized Lease Obligations - Long-Term Portion	2,127	1,423
Other Long-Term Liabilities	75	96

Total Long-Term Liabilities	2,202	1,519

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,059,589 Shares; None Issued	—	—

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized, Issued and Outstanding 604,078 Shares	60	60

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	—	—

Common Stock, Par Value $.01 Per Share, Authorized 35,000,000 Shares; Issued and Outstanding 11,451,023 and 11,588,583 Shares at October 31, 2003 and 2002, Respectively	115	116

Additional Paid-in Capital	27,907	28,544

Retained Earnings [Deficit]	2,315	(4,225)

Totals	30,397	24,495
Deferred Compensation	(439)	(288)

Total Shareholders’ Equity	29,958	24,207

Total Liabilities and Shareholders’ Equity	$53,219	$47,442

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Per Share Data]

	Years ended October 31,
	2003	2002	2001

Net Revenues	$109,034	$96,631	$80,622

Cost of Services:
Depreciation and Amortization	1,032	650	674
Employee Related Expenses	26,562	23,669	20,505
Reagents and Laboratory Supplies	16,843	15,418	12,975
Other Cost of Services	11,779	11,969	10,111

Total Cost of Services	56,216	51,706	44,265

Gross Profit	52,818	44,925	36,357

General and Administrative Expenses:
Depreciation and Amortization	689	899	1,011
General and Administrative Expenses	30,038	25,613	21,008
Provision for Doubtful Accounts	12,806	12,341	10,731

Total General and Administrative Expenses	43,533	38,853	32,750

Income from Operations	9,285	6,072	3,607

Other [Income] Expense:
Interest Expense	704	889	1,686
Interest Income	(23)	(40)	(26)

Total Other Expense - Net	681	849	1,660

Income Before Income Taxes	8,604	5,223	1,947

Provision for Income Tax Expense [Benefit]	2,064	301	(414)

Net Income	$6,540	$4,922	$2,361

Net Income Per Common Share - Basic	$.57	$.43	$.24

Net Income Per Common Share - Diluted	$.51	$.39	$.21

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands]

	Series A Senior Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated [Deficit]	Deferred Compensation	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount

Balance - October 31, 2000	604,078	$60	8,505,444	$85	$24,873	$(11,508)	$(449)	$13,061

Shares Issued for Deferred Compensation	—	—	200,000	2	398	—	(400)	—
Stock Options Issued for Deferred Compensation	—	—	—	—	333	—	(333)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	531	531
Shares Issued for Employee Services	—	—	11,000	—	33	—	—	33
Shares Issued for Consulting Services	—	—	279,000	3	309	—	—	312
Shares Issued to Investors	—	—	1,500,000	15	1,485	—	—	1,500
Exercise of Options - Consultants	—	—	515,202	5	670	—	—	675
Net Income	—	—	—	—	—	2,361	—	2,361

Balance - October 31, 2001	604,078	60	11,010,646	110	28,101	(9,147)	(651)	18,473

Amortization of Deferred Compensation	—	—	—	—	—	—	293	293
Reclassification of Warrants	—	—	—	—	(70)	—	70	—
Exercise of Options - Employees	—	—	532,937	5	449	—	—	454
Exercise of Options - Consultants	—	—	45,000	1	64	—	—	65
Net Income	—	—	—	—	—	4,922	—	4,922

Balance - October 31, 2002	604,078	60	11,588,583	116	28,544	(4,225)	(288)	24,207

Amortization of Deferred Compensation	—	—	—	—	—	—	140	140
Shares Issued for Compensation	—	—	10,000	—	15	—	—	15
Exercise of Options - Employees	—	—	82,140	1	125	—	—	126
Warrants Issued to Advisory Board	—	—	—	—	291	—	(291)	—
Common Stock Repurchased and Retired	—	—	(229,700)	(2)	(1,068)	—	—	(1,070)
Net Income	—	—	—	—	—	6,540	—	6,540

Balance - October 31, 2003	604,078	$60	11,451,023	$115	$27,907	$2,315	$(439)	$29,958

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years ended October 31,
	2003	2002	2001
Operating Activities:
Net Income	$6,540	$4,922	$2,361
Adjustments to Reconcile Net Income to Net Cash Provided by [Used for] Operating Activities:
Depreciation and Amortization	1,722	1,549	1,685
Amortization of Deferred Compensation	140	293	531
Provision for Doubtful Accounts	12,806	12,341	10,731
Deferred Income Taxes	939	262	(504)
Stock Issued for Compensation	15	—	344

Changes in Assets and Liabilities
[Net of Effects from Acquisitions]:
[Increase] Decrease in:
Accounts Receivable	(17,020)	(13,753)	(13,969)
Inventory	(7)	(95)	(251)
Other Current Assets	113	(441)	7
Other Assets	(203)	(107)	(150)
Deposits	(21)	(33)	56

Increase [Decrease] in:
Accounts Payable, Accrued Taxes and Expenses	569	(256)	753

Total Adjustments	(947)	(240)	(767)

Net Cash - Operating Activities - Forward	5,593	4,682	1,594

Investing Activities:
Acquisition of Property and Equipment	(1,105)	(433)	(471)
Capitalized Software Development Costs	—	(210)	(711)
Repayment of Related Party Receivable	—	9	65

Net Cash - Investing Activities - Forward	(1,105)	(634)	(1,117)

Financing Activities:
Proceeds from Long-Term Debt	—	—	—
Payments of Long-Term Debt	(400)	(1,060)	(1,030)
Payments of Capital Lease Obligations	(753)	(384)	(328)
[Decrease] Increase in Revolving Line of Credit	(1,828)	(2,075)	621
Proceeds from the Exercise of Stock Options	126	519	675
Proceeds from the Sale of Common Stock	—	—	1,500
Common Stock Repurchased	(1,070)	—	—

Net Cash - Financing Activities - Forward	$(3,925)	$(3,000)	$1,438

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

	Years ended October 31,
	2003	2002	2001
Net Cash - Operating Activities - Forwarded	$5,593	$4,682	$1,594

Net Cash - Investing Activities - Forwarded	(1,105)	(634)	(1,117)

Net Cash - Financing Activities - Forwarded	(3,925)	(3,000)	1,438

Net Increase in Cash and Cash Equivalents	563	1,048	1,915

Cash and Cash Equivalents - Beginning of Years	3,403	2,355	440

Cash and Cash Equivalents - End of Years	$3,966	$3,403	$2,355

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$723	$926	$1,722
Income Taxes	$326	$274	$15

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In fiscal 2003, the Company issued 70,000 common stock options valued at $291 to members of its Scientific Advisory Board as deferred compensation.

In fiscal 2001 and 2000, the Company issued shares of common stock and stock options with values of $400 and $333, respectively, in 2001 and $69 and $108, respectively, in 2000, as deferred compensation.

During fiscal 2003, 2002 and 2001, the Company wrote-off approximately $310, $1,540 and $1,380 of furniture and equipment which were fully depreciated.

Approximately $467 and $1,466 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized, were written off in fiscal 2002 and 2001, respectively.

During fiscal 2003, 2002 and 2001, the Company incurred capital lease obligations totaling approximately $1,807, $1,476 and $229 in connection with the acquisition of property and equipment.

 [See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data or Unless Otherwise Indicated]

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

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $1,447 and $1,232 in cash equivalents at October 31, 2003 and 2002, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $1,153, $705 and $721 for the years ended October 31, 2003, 2002 and 2001, respectively.

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

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2003 and 2002.

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition.  The statements of operations reflect amortization expense related to goodwill for the year ended October 31, 2001 of $419.  The balance sheet reflects accumulated amortization of $2,401 and $2,401 as of October 31, 2003 and 2002, respectively [See Note 10].

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The statements of operations reflect amortization expense related to intangible assets of $569, $631, and $545 for the years ended October 31, 2003, 2002 and 2001, respectively.  The balance sheet reflects accumulated amortization of $2,654 and $2,085 as of October 31, 2003 and 2002, respectively.

Internal Use Software Costs - The Company accounts for internal use software costs in accordance with Statement of Position 98-1 [“SOP 98-1”], “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Per SOP 98-1, the Company has capitalized certain internal use software and web site development costs totaling approximately $210 and $711 during the years ended October 31, 2002 and 2001, respectively.  No costs were capitalized during fiscal 2003.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized.

Net Service Revenue - Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.  Net service revenues on the statements of operations are as follows:

	Years ended October 31,
	2003	2002	2001

Gross Revenues	$269,676	$232,772	$196,015

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	78,148	65,401	55,628
Other	82,494	70,740	59,765
Total Contractual Adjustments and Discounts	160,642	136,141	115,393

Net Revenues	$109,034	$96,631	$80,622

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $29,185 and $30,045 as of October 31, 2003 and 2002, respectively.

As of October 31, 2003 and 2002, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2003	2002

Contractual Credits/Discounts	$24,026	$23,010
Doubtful Accounts	5,159	7,035

Total Allowance	$29,185	$30,045

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2003, 2002 and 2001.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees,” for financial reporting purposes.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $188, $105 and $487 for the years ended October 31, 2003, 2002 and 2001, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform to the 2003 presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2003	2002

Medical Equipment	$4,119	$3,132
Leasehold Improvements	1,728	1,319
Furniture, Fixtures and Office Equipment	994	402
Automobiles	644	28

Totals	7,485	4,881
Less: Accumulated Depreciation	2,722	1,877

Totals - Net of Accumulated Depreciation	$4,763	$3,004

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2003:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535	$647	$888
Customer Lists	20	1,230	783	447
Covenants Not-to-Compete	2	119	119	—
Employment Agreement	7	825	532	293
Costs Related to Acquisitions	19	1,088	512	576
Patent	17	156	61	95

Totals	10	$4,953	$2,654	$2,299

October 31, 2002:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535	$328	$1,207
Customer Lists	20	1,230	721	509
Covenants Not-to-Compete	2	119	119	—
Employment Agreement	7	825	403	422
Costs Related to Acquisitions	19	1,088	461	627
Patent	17	156	53	103

Totals	11	$4,953	$2,085	$2,868

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2003 is as follows:

Year Ended October 31,

2004	$545
2005	533
2006	391
2007	178
2008	136
Thereafter	516

Total	$2,299

[5] Revolving Note Payable - Bank

The Company had a revolving notes payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2003, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.74% at October 31, 2003.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At October 31, 2003, advances of $2,718 were subject to interest at the prime rate.  As of October 31, 2003 and 2002, the bank’s prime rate of interest was 4.00% and 4.75%, respectively.  The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any] [See Note 14], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant from $2,000 to $3,000.  As of October 31, 2003, the Company utilized $8,718 and had $11,282 of available unused credit under this revolving note payable agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2003 and 2002 was approximately 2.85% and 3.70%, respectively.

[6] Long-Term Debt

In April 1998, the Company entered into an agreement to borrow $4,000 from a Bank.  The note is payable in fifty-eight principal installments of $67 payable through May 2003.  The $4,000 borrowed was comprised of an unsecured portion or $2,000 and a secured portion of $2,000.  This note is in accordance with the provisions of the Company’s revolving loan agreement [See Note 5] with the same lender.  As of October 31, 2002, borrowings under the note payable were subject to interest of 5.75%.  As of October 31, 2003, the note has been paid in full.

[7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2003, 2002 and 2001, the Company recorded an expense of $50 , $50 and $4, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2003	2002	2001

U.S. Federal Statutory Rate	34.0%	34.0%	34.0%
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	6.0%	6.0%	6.0%
Permanent Differences and Other	13.0%	—%	—%
Utilization of Net Operating Loss Carryforwards	(18.0)%	(18.0)%	(35.0)%
Change in Valuation Allowance	(11.0)%	(16.0)%	(26.0)%

Actual Rate	24.0%	6.0%	(21.0)%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2003	2002	2001

Current:
Federal	$543	$—	$69
State and Local	582	39	21

Deferred:
Federal	798	222	(428)[1]
State and Local	141	40	(76)[1]

Total Provision [Benefit] for Income Taxes	$2,064	$301	$(414)

[1] Decrease in deferred tax valuation allowance.

At October 31, 2003 and 2002, the Company had a net deferred tax [liability] asset of approximately $(631) and $308 , respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs.  For fiscal 2003, the valuation allowance decreased by $900.  For fiscal 2003, the Company utilized approximately $4,378 (federal) and $2,682 (state) of net operating loss carryforwards to reduce current year taxable income.  For fiscal 2002 and 2001, the Company utilized approximately $2,394 and $2,900 of net operating loss carryforwards to reduce the federal and state current year taxable income.

	October 31,
	2003	2002

Deferred Tax Asset:
Bad Debt Allowance	$2,064	$2,814
Accrued Expenses	277	263
Net Operating Loss Carryforwards	—	1,751

	2,341	4,828
Deferred Tax Liability:
Deferred Costs	(2,563)	(3,405)
Property and Equipment	(409)	(215)

	(2,972)	(3,620)

Valuation Reserve	—	(900)

Deferred Tax [Liability] Asset - Net	$(631)	$308

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

In July 2003, the stockholders approved an increase in the number of authorized shares of common stock was increased from 18,333,333 shares to 35,000,000 shares.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On March 31, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock and each outstanding share of Series A Senior Preferred Stock.  Each Right entitles the registered holder to purchase one one-ten-thousandth of a share of Series A Junior Participating Preferred Stock [the “Junior Preferred Stock”] from the Company at a price of $4.00.  Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of each one-ten-thousandth of a share of Junior Preferred Stock is intended to approximate the value of one share of Common Stock.  Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each outstanding share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend of $.05 per share and will be entitled to an aggregate dividend of 10,000 times the dividend declared per share of Common Stock.  In the event of liquidation, the holders of the Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $10 per share and will be entitled to an aggregate payment of 10,000 times the payment made per share of Common Stock.  Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock and the Series A Senior Preferred Stock.

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

In May 2001, the Company completed the sale of 1,500,000 shares of its common stock for an aggregate of $1,500 [$1.00 per share] to a single investment limited partnership.  The general partner of the investment limited partnership was elected to the Company’s Board of Directors.

[B] Equity Transactions for Services - For the years ended October 31, 2003 and 2001, the Company issued 10,000 and 490,000 shares of common stock for employment and consulting services having a value of $15 and $744 , respectively.  In fiscal 2002, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Income Per Share

The computation of basic and diluted net income per common share was as follows [in thousands, except per share data]:

	For the years ended October 31,
	2003	2002	2001

Income Available to Common Stockholders	$6,540	$4,922	$2,361
Weighted Average Common Shares Outstanding	11,489	11,378	9,941

Effect of Dilutive Securities:
Convertible Preferred Stock	542	545	446
Warrants/Options	767	857	985

Weighted Average Diluted Common Shares Outstanding	12,798	12,780	11,372

Net Income Per Share - Basic	$.57	$.43	$.24

Net Income Per Share - Diluted	$.51	$.39	$.21

For the year ended October 31, 2003, outstanding options to purchase 177,000 shares of Company common stock at exercise prices ranging from $7.79 to $11.67 per share were not included in the computation of diluted EPS.  For the year ended October 31, 2002, outstanding options to purchase 25,000 shares and 50,000 shares of the Company’s common stock at $7.97 and $7.79 per share were not included in the computation of diluted EPS.  Warrants to purchase 24,000 shares of common stock at $3.14 per share were outstanding at October 31, 2001 but were not included in the computation of diluted EPS. The exercise price of these options and warrants was greater than the average market price of the common shares and they are considered anti-dilutive.  These securities could potentially dilute EPS in the future.

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

	For the Years Ended October 31,
	2003	2002	2001

Net Income:
Reported Net Income	$6,540	$4,922	$2,361
Add Back: Goodwill Amortization	—	—	419

Adjusted Net Income	$6,540	$4,922	$2,780

Basic Earnings Per Share:
Reported Net Income	$.57	$.43	$.24
Goodwill Amortization	—	—	.04

Adjustment Net Income	$.57	$.43	$.28

Diluted Earnings Per Share:
Reported Net Income	$.51	$.39	$.21
Goodwill Amortization	—	—	.03

Adjustment Net Income	$.51	$.39	$.24

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.  No options have been granted under the 2003 Plan.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  At October 31, 2003, the 2000 Plan had 65,000 options available to grant.  Employees of the Company or its subsidiaries, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal 2000, 200,000 options were granted under the 2000 Plan which vest in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal 2003, 2002 and 2001, 281,000, 241,000 and 50,000 options were granted under the Plan.  Approximately 164,500 of options granted under the plan will vest over the next two fiscal years.  A total of 15,000, 10,000 and 20,000 incentive stock options issued under the 2000 Plan were exercised in fiscal 2003, 2002 and 2001, respectively. A total of 57,000 options were cancelled in fiscal 2003.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of 5,000, 275,337 and 45,702 incentive stock options issued under the 1989 Plan were exercised in fiscal 2003, 2002 and 2001.  Additionally, 11,667 options were cancelled in fiscal 2003.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999 termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

	2000 Plan		1989 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]		[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2000	235	$1.22	595	$.73

Granted	50	1.13	—	—
Expired	—	—	—	—
Exercised	(20)	1.13	(46)	.72

Outstanding and Eligible for Exercise at October 31, 2001	265	1.21	549.73

Granted	241	7.07	—	—
Expired	—	—	—	—
Exercised	(10)	1.68	(275)	.72

Outstanding at October 31, 2002	496	4.27	274.72

Granted	281	6.34	—	—
Cancelled/Expired	(57)	7.16	(11)	.72
Exercised	(15)	1.13	(5)	.72

Outstanding at October 31, 2003	705	$4.93	258	$.72

Eligible for Exercise at October 31, 2003	540	$5.45	258	$.72

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted Average Exercise Price
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share	Number of Options
	[In Thousands]	[In Years]		[In Thousands]

$.71875 Per Share	258	3.58	$.72	258	$.72
$1.125 to $1.688 Per Share	240	6.87	$1.65	140	$1.62
$4.21 to $5.70 Per Share	152	9.48	$5.12	109	$5.31
$5.94 to $6.82 Per Share	136	8.43	$6.78	136	$6.78
$7.19 to $8.40 Per Share	173	9.29	$7.72	151	$7.74
$9.66 to $11.67 Per Share	4	9.83	$10.67	4	$10.67

	963			798

The weighted average grant date fair value of incentive stock options under the 2000 Plan granted during the year ended October 31, 2003, 2002 and 2001 was $5.19, $7.07 and $1.13 per share, respectively.  These options have weighted average remaining contractual lives of approximately 8 years.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  No compensation cost was recognized for stock-based employee compensation awards for the years ended October 31, 2003, 2002 and 2001.

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

	Shares Under Options and Warrants	Weighted Average Exercise Price Per Share
	[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2000	948	$.95

Granted	572	1.91
Expired	(180)	1.16
Exercised	(450)	1.32

Outstanding and Eligible for Exercise at October 31, 2001	890	1.34

Granted	65	6.19
Expired	(105)	.63
Exercised	(292)	1.01

Outstanding and Eligible for Exercise at October 31, 2003	558	2.21

Granted	70	7.60
Cancelled/Expired	(32)	1.77
Exercised	(62)	1.69

Outstanding at October 31, 2003	534	$2.98

Eligible for Exercise at October 31, 2003	464	$2.37

During fiscal 2003, the Company granted 70,000 options to purchase common stock to members of a newly formed scientific advisory board.  The exercise prices of these options ranged from $6.98 to $7.94 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of approximately $291 has been accounted for as deferred compensation and is being expensed over the terms of the agreements.

During the year ended October 31, 2002, the Company issued options to purchase 65,000 shares of the Company’s common stock at prices ranging from $3.60 to $7.97 in connection with employment agreements and employee incentives.  Included in the options issued in fiscal 2003 were options issued to directors of the Company to purchase 24,000 shares of common stock at a price of $6.80 per share.

During the year ended October 31, 2001, a total of 278,000 options to purchase common shares classified as non-incentive stock options were granted to employees.  There were no non-incentive stock options granted to employees in fiscal 2003.  The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  Total compensation cost recognized against income for employee non-incentive stock options and warrants was $-0- for the years ended October 31, 2002 and 2001.

During the year ended October 31, 2001, 294,000 shares under options were granted to non-employees per various consulting agreements.  No such options were granted in 2003.  The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of 244,000 options issued n fiscal 2001 of approximately $488 [approximately $2.00 per share] has been accounted for as deferred compensation and is being expensed over the term of the agreements.  The fair value of 50,000 options in fiscal 2001 of $27 had been expensed for the year ended October 31, 2001.  Total compensation expense recognized against income for deferred compensation from the issuance of stock options and warrants was $293 , $210 and $18 , respectively, for those options issued in the years ended October 31, 2002, 2001 and 2000.  Approximately 70,000 non-incentive stock options will vest over the next two fiscal years.

	Options and Warrants Outstanding		Options and Warrants Exercisable
Exercise Price Range	Weighted Number of Shares Under Options and Warrants	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Under Options and Warrants	Weighted Average Exercise Price Per Share
	[In Thousands]	[In Years]		[In Thousands]

$.71875 Per Share	16.58		$.72	15	$.72
$1.00 to $1.125 Per Share	65.75		$1.03	66	$1.03
$1.19 to $1.4375 Per Share	100	1.88	$1.24	100	$1.24
$2.00 Per Share	200	2.25	$2.00	200	$2.00
$3.14 Per Share	24	2.67	$3.14	24	$3.14
$5.91 to $6.80 Per Share	59	3.25	$6.45	34	$6.80
$6.98 to $7.94 Per Share	70	3.36	$7.60	25	$7.56

	534			464

These options have weighted average remaining contractual lives of approximately 2 years.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2003, 2002 and 2001 were $4.16, $6.19 and $1.11 per share, respectively.

[A] and [B] Pro Forma - The Company issued employees stock options through stock-based employee compensation plans and also issued employees non-incentive stock options.  The Company accounts for these options under the measurement principals of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans as well as employee non-incentive stock options have an exercise price equal to the fair market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Year ended October 31,
	2003	2002	2001

Net Income [Loss]:
As Reported	$6,540	$4,922	$2,361

Deduct: Stock Based Employee
Compensation Expense Determined
Under the Fair Value Based Method -
Net of Tax	(1,453)	(1,841)	(422)

Pro Forma - Net Income	$5,087	$3,081	$1,939

Basic Earnings Per Share:
As Reported	$.57	$.43	$.24
Pro Forma	$.44	$.27	$.20

Diluted Earnings Per Share:
As Reported	$.51	$.39	$.21
Pro Forma	$.40	$.24	$.17

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

Year Ended	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividends

October 31, 2003	5.0%	7 Years	87.91%	None
October 31, 2002	5.0%	6 Years	113.40%	None
October 31, 2001	5.7%	5 Years	113.17%	None

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreement range from three years and two months to four years and three months.

The Company has also entered into various employment contracts and consulting agreements for periods ranging from one to seven years.  At October 31, 2003, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,	Employees and Consultants	Advisory Board

2004	$3,340	$70
2005	1,238	70
2006	506	70
2007	—	25

Total	$5,084	$235

The Company entered into an employment agreement which included a provision for a $250 bonus to be paid over a seven-year period.  At October 31, 2003, the Company had a long-term liability of $75 and $50 current liability related to the remaining bonus amount due the employee.  The balance due at October 31, 2003 will be paid as follows:

2004	$50
2005	50
2006	25

Total	$125

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into twenty employment agreements which provide for annual aggregate minimum commitments of approximately $4,513 which have no termination dates.

In accordance with Section 402 of the Sarbanes-Oxley Act of 2002 [the “Act”], companies are prohibited from making future loans to officers and directors and also prohibited are any extension of credit after the date of the acts enactment.  While the Company had entered into and funded “split-dollar” life insurance agreements of several officer/directors of the Company before passage of the Act, future premiums could be deemed an extension of credit.  Until further clarification of the issue, the Company suspended paying any additional future premiums.  At October 31, 2003, the life insurance policies are being paid by reducing the cash values of such life insurance policies.  In the event that any of these officers leave the Company, they are required to pay the Company back for premiums paid on their life insurance policies.  In the event of death, the benefit paid to the beneficiary is reduced by the amount of premiums paid on behalf of the individual by the Company.  At October 31, 2003 and 2002, $1,039 and $1,039, respectively, is included in other assets which represents the amount of premiums paid to date.  As of October 31, 2003, the cash surrender value of the life insurance policies were less than the balance of premiums paid. [See Note 24]

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2009 as follows:

	October 31,
	2003	2002

Medical Equipment	$3,482	$3,089
Furniture, Fixtures and Office Equipment	221	—
Automobiles	638	—

Totals	4,341	3,089
Less: Accumulated Depreciation	1,634	1,511

Net	$2,707	$1,578

Depreciation expense on assets under capital leases was approximately $325, $448, and $343 for the years ended October 31, 2003, 2002 and 2001, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended October 31,

2004	$1,109
2005	891
2006	740
2007	495
2008	171
Thereafter	6

Total	3,412
Less: Interest	352

Present Value of Minimum Lease Payments	$3,060

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2003 to 2007.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2003, 2002 and 2001 was $3,180, $3,218 and $2,976, respectively.  There were no contingent rental amounts due through October 31, 2002.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases] are as follows:

	Property	Equipment
October 31,
2004	$1,018	$347
2005	513	236
2006	135	147
2007	93	110
2008	—	—
Thereafter	—	—

Totals	$1,759	$840

In December 2001, one of the Company’s wholly owned subsidiary [CareEvolve] entered into a five year strategic marketing alliance agreement with Roche Diagnostic Corporation [“RDC”].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provide that RDC will provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, shall hire marketing and management personnel to provide increased selling and marketing efforts.  RDC will initially fund CareEvolve the sum of $1,000 which will be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee will be authorized to be paid with the proceeds of the $1,000.  During the term of the agreement, CareEvolve will pay to RDC and Bio-Reference 50% of the net after-tax income generated each quarter.  In addition, the Agreement grants RDC an option to purchase an equity interest in CareEvolve from the Company equal to 50% of the ownership in CareEvolve.

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

At November 1, 1998, the Company was being represented by counsel in connection with various reviews being conducted by the Company’s Medicare carrier.  One review involved overpayments that occur in the normal course of business.  The Company remitted approximately $75 to Medicare in connection with this matter.  At October 31, 2002, the Company had established a reserve of $154, on its financial statements for the remaining liability.  In January 2003, Medicare determined that the remaining overpayment was $79 and interest on this amount was $2.  The total amount of $81 was remitted by the Company to Medicare in January 2003, bringing the matter to a close.

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

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $2,000 .  In addition, the Company maintains excess commercial insurance of $2,000 per occurrence and $3,000 in aggregate.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2003 and 2002, the Company had approximately $2,923 and $1,132 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

On December 2, 1999, the Company acquired the business of Medical Marketing Group, Inc. [“MMGI”]. MMGI is engaged in selling Internet website design and other Internet orientated services to medical professionals including individual and group physician practices. The Company issued 140,000 shares of common stock in exchange for the title and interest in the WEB business.  In addition, the Company issued 60,000 shares of common stock in connection with a non-competition agreement with the former owner of MMGI.  At the date of acquisition, the 200,000 shares of the Company’s common stock issued had a value of approximately $598.  In October 2001, the Company granted options to purchase 50,000 shares of the Company’s common stock at an exercise price of $3 per share to the former owner of MMGI for consulting services.  An expense of approximately $27 was recorded in fiscal 2001.  Such options were also exercised in October 2001.

On December 14, 1999, the Company acquired the business of Right Body Foods, Inc. [“RBF”].  RBF is engaged in the manufacture of health food products at a single facility located in New York.  In exchange for acquiring the majority of the assets of RBF, the Company issued 180,000 shares of its common stock. In addition, the Company issued 20,000 shares of common stock to the former owner of RBF in connection with a non-competition agreement. The 200,000 shares of the Company’s common stock issued in connection with the acquisition had a value of approximately $437.

In October 2002, the Company terminated the operations of RBF in conjunction with its legal settlement with the former owner.  As a result of management’s decision to terminate RBF operations, the Company recorded a current period write-off of approximately $212 representing the net book value of intangible and other deferred assets incurred in connection with the initial acquisition of RBF.  Subsequent to October 31, 2002, the Company sold the remaining RBF assets for a nominal sum.

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

The agreement also included a provision for a purchase price adjustment [“earn-up”], upon Medilabs, Inc. obtaining a NY State municipal contract for services and meeting certain revenue criteria.  The earn-up was subject to a maximum additional purchase price payment of $1,250.  During fiscal 2000, Medilabs, Inc. achieved the criteria needed to earn the maximum “earn-up” of $1,250.  At such time additional goodwill of $1,250 was recorded.  The “earn-up” was payable in three installments of $625, $313 and $312.  On July 1, 2000, the Company paid the first installment of $625.  The remaining second and third installments of $312 each, due November 2000 and May 2001, were paid in fiscal 2001.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $125 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $1,900 per person and $2,000 in the aggregate.  Health insurance premium expense for the years ended October 31, 2003, 2002 and 2001 amounted to approximately $385 , $383 and $230 , respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $2,515 , $2,348 and $1,901 for the years ended October 31, 2003, 2002 and 2001, respectively.  During fiscal 2003, 2002 and 2001, employee contributions of $603, $437 and $326 offset, the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the plan years beginning January 1, 2003, 2002 and 2001, the Company elected to make a matching contribution of 3% of salary not to exceed $0.25 per participant which amounted to $71, $65 and $51, respectively which were charged to operations.  The employer contribution will be fully vested after the fifth year of service.

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

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date.

On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46.  The revised effective date for the Company is the end of the first reporting period ending after March 15, 2004 [April 30, 2004 for the Company].  However, the Company must apply either the revised or the original FIN 46 to so called special-purpose entities as of the end of the first reporting period ending after December 15, 2003 [January 31, 2004 for the Company]. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company’s results of operations or financial position.

[23] Selected Quarterly Financial Data [Unaudited]

	Three months ended				Fiscal Year 2003
	1/31/03	4/30/03	7/31/03	10/31/03

Net Revenues	$23,759	$25,951	$28,920	$30,404	$109,034
Gross Profit	10,572	12,241	14,578	15,427	52,818
Net Income	470	1,523	2,301	2,246	6,540
Net Income Per Common Share:
Basic	.04	.13	.20	.20	.57
Diluted	.04	.12	.18	.17	.51

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,595	11,487	11,423	11,451	11,489

Weighted Average Common Shares Outstanding - Diluted [in thousands]	12,899	12,665	12,709	13,044	12,797

	Three months ended				Fiscal Year 2002
	1/31/02	4/30/02	7/31/02	10/31/02

Net Revenues	$22,295	$23,864	$24,893	$25,579	$96,631
Gross Profit	9,369	12,648	12,042	10,866	44,925
Net Income	710	1,260	1,505	1,447	4,922
Net Income Per Common Share:
Basic	.06	.11	.13	.12	.43
Diluted	.06	.10	.12	.11	.39

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,104	11,235	11,586	11,586	11,378

Weighted Average Common Shares Outstanding - Diluted [in thousands]	12,801	12,889	13,069	12,975	12,780

[24] Subsequent Events

In November 2003, the Company entered into a letter of intent to acquire a diagnostic medical laboratory with operations in New York City.  Terms of the agreement provide for the Company to acquire certain operating assets and liabilities for a purchase price of $750 to be paid at closing.

Effective November 30, 2003, the Company terminated the original split dollar life insurance agreement with each of the three officers to which it applied.  In connection with the termination, the three officers transferred ownership of the insurance policies to the Company and agreed to reimburse the Company for the premiums paid to the extent required under the original agreement.

Effective November 30, 2003, the Company adopted a new endorsement “split-dollar” insurance program (the “New Insurance Program”) for each of the three officers. Under the New Insurance Program, the Company will be the sole owner of the life insurance policies (including the cash value of the policies) and will pay the premium on the policies. Prior to termination of employment, the officer will have the right to name the beneficiary of the death benefit but will not have access to any policy cash value. On retirement, the Company will transfer its interest in the policy to the retiring officer who will be required to reimburse the Company for the total premiums previously paid.

[25] Subsequent Event (Unaudited)

 On January 22, 2004, the Company was informed that IMPATH, Inc., as a debtor-in-possession had commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against James Weisberger, M.D., Vice President, Assistant Chief Medical Officer and Director of Hematopathology of the Company, alleging that Dr. Weisberger had, among other things, misappropriated certain of IMPATH’s alleged trade secrets and had unlawfully solicited former IMPATH employees to commence employment with the Company.  The Company was not named as a party to this lawsuit.  Management of the Company and Dr. Weisberger believe that the allegations in this proceeding are baseless and totally without merit and intend to fully contest the matter.

.   ..   .   .   .   .   ..   .   .   .

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

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
January 9, 2004

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001.

[In Thousands]

	(b)	(c)	(d)	(e)
(a) Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions To Valuation Accounts	Balance at End of Period

Year Ended October 31, 2003
Allowance for Doubtful Accounts	$7,035	$12,806	$(14,682)	$5,159
Contractual Credits/Discounts	23,010	160,642	(159,626)	24,026

Total Allowance	$30,045	$173,448	$(174,308)	$29,185

Year Ended October 31, 2002
Allowance for Doubtful Accounts	$4,973	$12,341	$(10,279)	$7,035
Contractual Credits/Discounts	26,405	136,141	(139,536)	23,010

Total Allowance	$31,378	$148,482	$(149,815)	$30,045

Year Ended October 31, 2001
Allowance for Doubtful Accounts	$4,717	$10,731	$(10,475)	$4,973
Contractual Credits/Discounts	18,840	115,393	(107,828)	26,405

Total Allowance	$23,557	$126,124	$(118,303)	$31,378