Form 10-Q
period 2004-01-31
BIO REFERENCE LABORATORIES INC
filed 2004-03-09
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s common stock, as of the latest practicable date: 11,665,773 shares of Common Stock ($.01 par value) at March 10, 2004.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2004

BIO-REFERENCE LABORATORIES, INC.

BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31, 2004	October 31, 2003
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$5,254	$3,966
Accounts Receivable (Net)	33,558	32,913
Inventory	1,241	1,088
Other Current Assets	450	763
TOTAL CURRENT ASSETS	$40,503	$38,730

PROPERTY, PLANT AND EQUIPMENT	$8,456	$7,485
LESS: Accumulated Depreciation	3,125	2,722
TOTAL PROPERTY,
PLANT AND EQUIPMENT - NET	$5,331	$4,763

OTHER ASSETS:
Deposits	325	314
Goodwill (Net of Accumulated Amortization of $2,401)	5,843	5,843
Deferred Charges (Net of Accumulated Amortization of $2,781 and $2,654 respectively)	2,172	2,299
Other Assets	922	1,270

TOTAL OTHER ASSETS	$9,262	$9,726

TOTAL ASSETS	$55,096	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

	January 31, 2004	October 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$7,791	$7,900
Salaries and Commissions Payable	1,700	1,719
Accrued Taxes and Expenses	1,555	1,789
Current Portion of Capital Leases Payable	1,015	933
Notes Payable	8,998	8,718
TOTAL CURRENT LIABILITIES	$21,059	$21,059

LONG-TERM LIABILITIES:
Long-Term Portion of Capital Leases Payable	2,277	2,127
Other Long-Term Liabilities	75	75

TOTAL LONG-TERM LIABILITIES	$2,352	$2,202

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding 604,078 shares	60	60
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	$—	$—
Common Stock, $.01 Par Value;
Authorized shares, 35,000,000
Issued and Outstanding shares 11,665,773 at January 31, 2004 and 11,451,023 shares at October 31, 2003	117	115

Additional Paid-In Capital	28,803	27,907

Retained Earnings	3,234	$2,315
Totals	$32,214	30,397
Deferred Compensation	(529)	(439)

TOTAL SHAREHOLDERS’ EQUITY	$31,685	$29,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$55,096	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2004	2003

NET REVENUES:	$28,950	$23,759
COST OF SERVICES:

Depreciation	$348	$217
Employee Related Expenses	6,873	6,399
Reagents and Lab Supplies	4,609	3,760
Other Cost of Services	3,215	2,811
TOTAL COST OF SERVICES	$15,045	$13,187

GROSS PROFIT ON REVENUES	$13,905	$10,572

GENERAL AND ADMINISTRATIVE EXPENSES:

Depreciation and Amortization	$190	$159
Other General and Admin. Expenses	8,423	7,010
Bad Debt Expense	3,677	2,655

TOTAL GENERAL AND ADMIN. EXPENSES	$12,290	$9,824

OPERATING INCOME	$1,615	$748

OTHER (INCOME) EXPENSES:

Interest Expense	$159	$212
Interest Income	(5)	(8)
TOTAL OTHER EXPENSES - NET	$154	$204

INCOME BEFORE TAX	1,461	544
Provision for Income Taxes	$542	$74
NET INCOME	$919	470

NET INCOME PER SHARE - BASIC:	$.08	$.04
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	11,522,606	11,595,255

NET INCOME PER SHARE - DILUTED:	$.07	$.04
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,124,209	12,899,351

The Accompanying Notes are an Integral Part of These Financial Statements

BIO-REFERENCE LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2004	2003

OPERATING ACTIVITIES:
Net Income	$919	$470
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Deferred Compensation	47	38
Depreciation and Amortization	530	376
Provision for Bad Debts	3,677	2,655
Deferred Income Tax	—	14

Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(4,331)	(3,304)
Inventory	(153)	(63)
Other Current Assets	(313)	136
Other Assets	337	21
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(362)	(1,718)

NET CASH - OPERATING ACTIVITIES	$977	$(1,375)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(453)	$(494)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	$—	$(200)
Payments of Capital Lease Obligations	(283)	(176)
Increase in Revolving Line of Credit	280	2,746
Proceeds from Exercise of Options	761	22

NET CASH - FINANCING ACTIVITIES	$764	$2,392

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,288	$523

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$3,966	$3,403

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$5,254	$3,926

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159	$142
Income Taxes	$100	$2

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the three month periods ended January 31, 2004 and January 31, 2003 the Company entered into capital leases totaling $515 and $76, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

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

[2] The results of operations for the three months ended January 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2003 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2003 Form 10-K.

[5] Revenues are recognized at the time the services are performed.  Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended January 31,
	[Unaudited]
	2004	2003
Medicare/Medicaid	$20,515	$16,935
Other	22,828	18,198
	$43,343	$35,133

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $29,675 at January 31, 2004 and $29,185 at October 31, 2003 and is comprised of the following items:

	[Unaudited] January 31, 2004	October 31, 2003
Contractual Credits/Discounts	$23,986	$24,026
Doubtful Accounts	5,689	5,159
	$29,675	$29,185

[7] On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003 and in December 2003 the FASB issued a revised FIN 46.  The revised effective date for the Company is the end of the first reporting period ending after March 15, 2004 [April 30, 2004 for the Company].  However, the Company must apply either the revised or the original FIN 46 to so called special-purpose entities as of the end of the first reporting period ending after December 15, 2003 [January 31, 2004 for the Company]. Certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

[8] At January 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended January 31,
	2004	2003

Net Income (Loss)
As Reported	$919	$470

Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	(665)	(353)

Pro-Forma Net Income	254	117

Basic Earnings (Loss) Per Share:
As Reported	$.08	$.04
Pro-Forma	$.02	$.01

Diluted Earnings (Loss) per Share:
As Reported	$.07	$.04
Pro-Forma	$.02	$.01

[9] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2004 (Unaudited) and October 31, 2003.  All intangible assets are being amortized over their estimated userful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At January 31, 2004 [Unaudited]
Software Costs	5 years	1,535	712	823

Customer Lists	20 years	1,230	798	432

Covenants not-to-Compete	2 years	119	119	—

Employment Agreements	7 years	825	564	261

Costs Related to Acquisitions	19 years	1,088	526	562

Patent	17 Years	156	62	94

Totals		$4,953	$2,781	$2,172

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2003

Software Costs	5 years	1,535	647	888

Customer Lists	20 years	1,230	783	447

Covenants not-to-Compete	2 years	119	119	—

Employment Agreements	7 years	825	532	293

Costs Related to Acquisitions	19 years	1,088	512	576

Patent	17 Years	156	61	95

Totals		$4,953	$2,654	$2,299

The aggregate intangible amortization expense for the three months ended January 31, 2004 and 2003 was $127. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2004 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2004	545
2005	533
2006	391
2007	178
2008	136
Thereafter	516
Total	$2,299

[10] On January 22, 2004, the Company was informed that IMPATH, Inc., as a debtor-in-possession had commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against James Weisberger, M.D., Vice President, Assistant Chief Medical Officer and Director of Hematopathology of the Company, alleging that Dr. Weisberger had, among other things, misappropriated certain of IMPATH’s alleged trade secrets and had unlawfully solicited former IMPATH employees to commence employment with the Company.  The Company was not named as a party to this lawsuit.  Management of the Company and Dr. Weisberger believe that the allegations in this proceeding are baseless and totally without merit and intend to fully contest the matter.

[11] The Company had a revolving notes payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2004, the Company had elected to have $4,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.74% at January 31, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At January 31, 2004, advances of $4,998 were subject to interest at the prime rate.  As of January 31, 2004, the bank’s prime rate of interest was 4.00%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of January 31, 2004, the Company utilized $8,998 and had $11,002 of available unused credit under this revolving note payable agreement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2004 VS FIRST QUARTER 2003

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to our business, the results of our operations and our financial condition, reference is made to our Annual Report on Form 10-K for the year ended October 31, 2003.

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

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  Our pre-tax EPS on a diluted basis for the first quarter of fiscal years 2004 and 2003 were $.11 and $.04, respectively.

NET REVENUES:

We had net revenues for the three month period ended January 31, 2004 of $28,950 as compared to $23,759 for the three month period ended January 31, 2003. This represents a 22% increase in net revenues. This increase is due primarily to a 19% increase in the number of patients serviced

The number of patients serviced during the quarter ended January 31, 2004 was approximately 569 thousand which was 19% greater when compared to the prior fiscal year’s quarter ended January 31, 2003. Net revenue per patient for the quarter ended January 31, 2004 was $50.85 compared to net revenue per patient for the quarter ended January 31, 2003 of $49.55.

COST OF SERVICES:

Cost of Services increased from $13,187 for the three month period ended January 31, 2003 to $15,045 for the three month period ended January 31, 2004, an increase of $1,858 or 14%. This increase is substantially less than the 22% increase in net revenues.

GROSS PROFITS:

Gross profit on net revenues increased 33% to $13,905 for the three month period ended January 31, 2004 compared to $10,572 for the same period ended January 31, 2003. Gross Profit margin increased 4% in the current period reflecting decreased direct costs in relation to net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2004 were $12,290 compared to $9,824 for the three month period ended January 31, 2003. This represents an increase of $2,466 (25% ) which was caused primarily by an increase of $513 (22%) in marketing expenses, a $169 (35%) increase in computer related expenses, and a $1,022 (38%) increase in bad debt expense.  Other cost increases were primarily due to the increase in revenue for the three month period ended January 31, 2004.

INTEREST EXPENSE:

Interest expense decreased from $212 for the three month period ended January 31, 2003 to $159 for the three month period ended January 31, 2004, a decrease of $53. This decrease is due to a decrease in the interest rates on our asset based revolver with the PNC Bank line of credit utilized by the Company.  Management believes that this trend will not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will not continue to  decrease.

INCOME:

We realized net income of $919 for the period ended January 31, 2004, compared to net income of $470 for the same period ended January 31, 2003.  Pre-tax income for the period ended January 31, 2004 was $1,461 compared to $544 for the same period ended January 31, 2003, an increase of $917 (169%). The provision for income taxes increased from $74 for the period ended January 31, 2003 to $542 for the period ended January 31, 2004.  This increase was anticipated due to the full utilization of certain Federal and state net operating loss carry-forwards in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES [In Thousands]:

For the Quarter Ended January 31, 2004

Our working capital at January 31, 2004 was $19,444 as compared to $17,871 at October 31, 2003 an increase of $1,573. Our cash position increased by $1,288 during the current period. We borrowed $280 in short term debt and repaid $283 in existing debt. We had current liabilities of $21,059 at January 31, 2004. We generated $977 in cash from operations, compared to cash utilized from operations for the quarter ended January 31, 2003 of $1,375.

Accounts receivable, net of allowance for doubtful accounts, totaled $33,558 at January 31, 2004, an increase of $645 from October 31, 2003 or 2%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2004 increased 21% over the comparable three month period.

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

The Company had a revolving notes payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2004, the Company had elected to have $4,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.74% at January 31, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At January 31, 2004, advances of $4,998 were subject to interest at the prime rate.  As of January 31, 2004, the bank’s prime rate of interest was 4.00%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of January 31, 2004, the Company utilized $8,998 and had $11,002 of available unused credit under this revolving note payable agreement.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

We have various employment and consulting agreements with commitments totaling $9,957 over the next five years of which $7,973 is due during fiscal 2004. We have operating and capital leases with commitments totaling $6,011 of which $2,474 is due during fiscal 2004.

Our cash balance at January 31, 2004 totaled $5,254 as compared to $3,966 at October 31, 2003.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2004.

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

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  None.

(b)                                 The Company filed no reports on Form 8-K during the quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman, M.D.
Marc D. Grodman, M.D.
President

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date:  March 10, 2004

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended January 31, 2004;

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

Dated: March 10, 2004

/S/ Marc D. Grodman
Marc D. Grodman
Chief Executive Officer
Bio-Reference Laboratories, Inc.

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the “Company”) do hereby certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of the Company for the quarterly period ended January 31, 2004;

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

Dated: March 10, 2004

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Marc D. Grodman, Chief Executive Officer of Bio-Reference Laboratories, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)                                  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 31 2004, which this certification accompanies (the “Periodic Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b)                                 based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2004

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

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Sam Singer, Chief Financial Officer of Bio-Reference Laboratories, Inc. (the “Company”), do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(a)                                  the Quarterly Report on Form 10-Q of the Company for the quarterly period ended January 31 2004, which this certification accompanies (the “Periodic Report”), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(b)                                 based on my knowledge, the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: March 10, 2004

/S/ Sam Singer
Sam Singer
Chief Financial Officer
Bio-Reference Laboratories, Inc.

March 10, 2004

Securities and Exchange Commission

Judiciary Plaza

450 Fifth Street, N.W.

Washington, D.C. 20549

Re: Bio-Reference Laboratories, Inc., File No.: 0-15266

Dear Sir or Madam:

Transmitted herewith through EDGAR is Form 10-Q for the 1st quarter ended January 31, 2004 for Bio-Reference Laboratories, Inc.  If you have any questions or comments, please contact me at (800)229-5227.

Sincerely,

Sam Singer
Chief Financial Officer