Form 10-Q
period 2004-04-30
BIO REFERENCE LABORATORIES INC
filed 2004-06-08
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2004

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,028,023 shares of Common Stock ($.01 par value) at June 1, 2004.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2004

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	April 30, 2004	October 31, 2003
	(Unaudited)

CURRENT ASSETS:

Cash and Cash Equivalents	$5,882	$3,966
Accounts Receivable (Net)	36,660	32,913
Inventory	1,181	1,088
Other Current Assets	622	763
TOTAL CURRENT ASSETS	$44,345	$38,730

PROPERTY, PLANT AND EQUIPMENT	$9,894	$7,485
LESS: Accumulated Depreciation	3,592	2,722
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	$6,302	$4,763

OTHER ASSETS:
Deposits	350	314
Goodwill (Net of Accumulated Amortization of $2,401)	5,843	5,843
Deferred Charges (Net of Accumulated Amortization of $2,922 and $2,654 respectively)	2,593	2,299
Other Assets	992	1,270

TOTAL OTHER ASSETS	$9,778	$9,726

TOTAL ASSETS	$60,425	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	Arpil 30, 2004	October 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$9,080	$7,900
Salaries and Commissions Payable	1,783	1,719
Accrued Taxes and Expenses	478	1,789
Current Portion of Capital Leases Payable	1,087	933
Revolving Note Payable	11,188	8,718
TOTAL CURRENT LIABILITIES	$23,616	$21,059

LONG-TERM LIABILITIES:
Long-Term Portion of Capital Leases Payable	2,344	2,127
Other Long-Term Liabilities	50	75

TOTAL LONG-TERM LIABILITIES	$2,394	$2,202

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding 604,078 shares	60	60
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	—	—
Common Stock, $.01 Par Value; Authorized shares, Issued and Outstanding shares 12,008,773 at April 30, 2004 and 11,451,023 shares at October 31, 2003	120	115

Additional Paid-In Capital	29,519	27,907

Retained Earnings	5,194	2,315
Totals	$34,893	$30,397
Deferred Compensation	(478)	(439)
TOTAL SHAREHOLDERS’ EQUITY	$34,415	$29,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,425	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,
	2004	2003	2004	2003

NET REVENUES:	$33,647	$25,951	$62,597	$49,710

COST OF SERVICES:

Depreciation	$406	$230	$754	$448
Employee Related Expenses	7,651	6,528	14,529	12,927
Reagents and Lab Supplies	5,181	4,166	9,785	7,925
Other Cost of Services	3,860	2,786	7,076	5,597
TOTAL COST OF SERVICES	$17,098	$13,710	$32,144	$26,897

GROSS PROFIT ON REVENUES	$16,549	$12,241	$30,453	$22,813

General and Administrative Expenses:

Depreciation and Amortization	$192	$170	$382	$330
Other General and Admin. Expenses	8,926	7,090	17,349	14,099
Bad Debt Expense	3,904	3,106	7,581	5,760

TOTAL GENERAL AND ADMIN. EXPENSES	$13,022	$10,366	$25,312	$20,189

OPERATING INCOME	$3,527	$1,875	$5,141	$2,624

OTHER (INCOME) EXPENSES:

Interest Expense	$151	$186	$308	$398
Interest Income	(8)	(6)	(13)	(13)

TOTAL OTHER EXPENSES - NET	$143	$180	$295	$385

INCOME BEFORE TAX	$3,384	$1,695	$4,846	$2,239

Provision for Income Taxes	1,425	172	1,967	246

NET INCOME	$1,959	$1,523	$2,879	$1,993

NET INCOME PER SHARE - BASIC:	$.16	$.13	$.25	$.17

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	11,920,106	11,487,316	11,721,356	11,541,283

NET INCOME PER SHARE - DILUTED:	$.15	.12	.22	.16

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,187,758	12,665,047	13,002,727	12,774,153

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Six months ended April 30,
	2004	2003
OPERATING ACTIVITIES:
Net Income	$2,879	$1,993
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	97	76
Depreciation and Amortization	1,136	777
Deferred Income Taxes	—	100
Provision for Bad Debts	7,581	5,760
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(11,113)	(7,725)
Inventory	(93)	46
Other Current Assets	141	259
Deferred Charges	(44)	—
Other Assets and Deposits	242	23
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(278)	(532)

NET CASH - OPERATING ACTIVITIES	548	777

INVESTING ACTIVITIES:
Acquisition of Equipment and
Leasehold Improvements	$(1,344)	$(515)
Acquisition of Business Entity	(546)	—

NET CASH - INVESTING ACTIVITIES	$(1,890)	$(515)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$1,481	$56
Stock Repurchase	—	(944)
Payments of Long-Term Debt	—	(400)
Payments of Capital Lease Obligations	(693)	(332)
Increase (Decrease) in Revolving Line of Credit	2,470	1,639

NET CASH - FINANCING ACTIVITIES	$3,258	19

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,916	$281

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	3,966	3,403

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$5,882	$3,684

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$308	$269
Income Taxes	$1,967	$7

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

During the six month periods ended April 30, 2004 and April 30, 2003 the Company entered into capital leases totaling $1,065 and $151, respectively.

In February 2004 the Company acquired certain assets of a diagnostic facility for approximatelry $546 including costs related to the acquisition. The acquisition price was allocated to the acquired assets with a fair value as follows;

Non-Compete Agreement	$5
Customer List	466
Deferred Acquisition costs	46
Accounts Receivable	215
Accounts Payable	(186)
Purchase Price	$546

During the six month period ended April 30, 2004 the Company recorded deferred compensation costs of approximately $136.

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

[2] The results of operations for the six months ended April 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended April 30		Six Months ended April 30
	[Unaudited]		[Unaudited]
	2004	2003	2004	2003
Medicare/Medicaid	$23,275	$18,721	$43,790	$35,656

Other	28,671	19,411	51,498	37,609

	$51,946	$38,132	$95,288	$73,265

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $35,511 at April 30, 2004 and $29,185 at October 31, 2003 and is comprised of the following items:

	[Unaudited]
	April 30, 2004	October 31, 2003
Contractual Credits/Discounts	$29,675	$24,026

Doubtful Accounts	5,836	5,159

	$35,511	$29,185

[7] In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation 46, Consolidation of Variable Interest entities, an interpretation of ARB No. 51, which was issued in January 2003. The Company will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, Interpretation No. 46R will be applied beginning on February 1, 2004. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on November 1, 2004. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

[8]  At April 30, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended April 30,		Six Months Ended April 30,
	2004	2003	2004	2003
Net Income (Loss):
As Reported	$1,959	$1,523	$2,879	$1,993
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$(.16)	$(117)	$(681)	$(541)
Pro-Forma Net income	$1,943	1,406	2,198	1,452

Basic Earnings (Loss) Per Share:
As Reported	$0.16	$0.13	$0.25	$0.17
Pro-Forma	$0.16	$0.12	$0.19	$0.13

Diluted Earnings (Loss) Per Share:
As Reported	$0.15	$0.12	$0.22	$0.16
Pro-Forma	$0.15	$0.11	$0.17	$0.11

[9]  The following disclosures present certain information on the Company’s intangible assets as of April 30, 2004 (Unaudited) and October 31, 2003. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At April 30, 2004 [Unaudited]
Software Costs	5 years	1,535	789	746

Customer Lists	20 years	1,696	818	878

Covenants not-to-Compete	2 years	124	119	5

Employment Agreements	7 years	825	596	229

Costs Related to Acquisitions	19 years	1,180	536	644

Patent	17 Years	156	65	91

Totals		$5,516	$2,923	$2,593

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2003

Software Costs	5 years	1,535	647	888

Customer Lists	20 years	1,230	783	447

Covenants not-to-Compete	2 years	119	119	—

Employment Agreements	7 years	825	532	293

Costs Related to Acquisitions	19 years	1,088	512	576

Patent	17 Years	156	61	95

Totals		$4,953	$2,654	$2,299

The aggregate intangible amortization expense for the three and six months ended April 30, 2004 and 2003 was $127 and the estimated intangible asset amortization expense for the fiscal year ending October 31, 2004 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2004	545
2005	533
2006	391
2007	178
2008	136
Thereafter	516
Total	$2,299

[10] On January 22, 2004, the Company was informed that IMPATH, Inc., as a debtor-in-possession had commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against James Weisberger, M.D., Vice President, Assistant Chief Medical Officer and Director of Hematopathology of the Company, alleging that Dr.  Weisberger had, among other things, misappropriated certain of IMPATH’s alleged trade secrets and had unlawfully solicited former IMPATH employees to commence employment with the Company.  The Company was not named as a party to this lawsuit.  Management of the Company and Dr.  Weisberger believe that the allegations in this proceeding are baseless and totally without merit and intend to fully contest the matter. Impath, Inc. has withdrawn its lawsuit against Dr. Weisberger.

[11] The Company has a revolving note payable loan under a Loan and Security agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon  certain financial ratios achieved by the Company.  At April 30, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.74% at April 30, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At April 30, 2004, advances of $5,188 were subject to interest at the prime rate.  As of April 30, 2004, the bank’s prime rate of interest was 4.00%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of April 30, 2004, the Company utilized $11,188 and had $8,812 of available unused credit under this revolving note payable loan.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

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

	Three Months Ended		Six Months Ended
	January 31	April 30	April 30

FY 2003	.04	.13	.18

FY 2004	.11	.26	.37

COMPARISON OF SECOND QUARTER 2004 VS SECOND QUARTER 2003

NET REVENUES:

Net revenues for the three month period ended April 30, 2004 were $33,647 as compared to $25,951 for the three month period ended April 30, 2003; which represents a 30% increase in net revenues. This increase is due to a 28% increase in patient counts and a 2% increase in net revenues per patient.

The number of patients serviced during the three month period ended April 30, 2004 was 644 thousand which was 28% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2004 was $52.24 compared to net revenue per patient of $51.17 for the three month period ended April 30, 2003, an increase of $1.07 or 2%.

COST OF SALES:

Cost of Services increased from $13,710 for the three month period ended April 30, 2003 to $17,098 for the three month period ended April 30, 2004, an increase of $3,388 or 25%. This increase is 15% less than the increase in net revenues of 30%.

GROSS PROFITS:

Gross profits, increased from $12,241 for the three month period ended April 30, 2003 to $16,549 for the three month period ended April 30, 2004; an increase of $4,308 or 35%. This is primarily attributable to the increase in net revenues and a decrease in indirect costs in relation to net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2003 was $10,366 as compared to $13,022 for the quarter ended April 30, 2004, an increase of $2,656 or 26%.  This increase is in line with the increase in net revenues.  However, marketing expense increased $912 or 39% over the prior comparable period and is the result of our penetration into the oncology market.

INTEREST EXPENSE:

Interest expense decreased to $151 during the three month period ending April 30, 2004 from $186 during the three month period ended April 30, 2003.  This decrease is due to a decline in the variable interest rates associated with the PNC Bank line of credit. This trend will not continue in the future if interest rates increase.

INCOME:

We realized net income of $1,959 for the three month period ended April 30, 2004, as compared to $1,523 for the three month period ended April 30, 2003 an increase of 29%.  Pre-tax income for the period ended April 30, 2004 was $3,384, compared to $1,695 for the three month period ended April 30, 2003, an increase of $1,689 (100%).  The provision for income taxes increased from $172 for the three month period ended April 30, 2003 to $1,425 for the period ended April 30, 2004.  This increase was anticipated due to the full utilization of certain Federal and state tax net operating loss carry-forwards in fiscal 2003.

SIX MONTHS 2004 COMPARED TO SIX MONTHS 2003

NET REVENUES:

Net Revenues for the six month period ended April 30, 2004 were $62,597 as compared to $49,710 for the six month period ended April 30, 2003; this represents a 26% increase in net revenues. This increase is due to a 24% increase in patient counts and a 2% increase in revenue per patient.

The number of patients serviced during the six month period ended April 30, 2004 was 1,213 thousand which was 24% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2004 was $51.59, compared to net revenue per patient for the six month period ended April 30, 2003 of $50.38, an increase of $1.21 or 2%.

COST OF SALES:

Cost of Sales increased to $32,144 for the six month period ended April 30, 2004 from $26,897 for the six month period ended April 30, 2003. This represents a 20% increase in direct operating costs. This increase is 30% less than the increase in net revenues of 26%.

GROSS PROFITS:

Gross profits on net revenues, increased to $30,453 for the six month period ended April 30, 2004 from $22,813 for the six month period ended April 30, 2003; an increase of $7,640 (33%). Gross profit margins increased to 49% from 46%, primarily attributable to the operating efficiencies realized with regard to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2004 were $25,312 as compared to $20,189 for the six month period ended April 30, 2003.  This represents an increase of $5,123 or 25%, which was caused primarily by an increase of $1,425 (30%) in marketing expense and is the result of our penetration into the oncology market.

INTEREST EXPENSE:

Interest expense decreased to $308 during the six month period ending April 30, 2004 as compared to $398 during the six month period ending April 30, 2003, a decrease of $90, and is due to a decline in variable interest rates associated with the PNC Bank line of credit. If interest rates increase due to inflationary pressures, this expense will increase.

INCOME:

We realized net income of $2,879 for the six months ended April 30, 2004 as compared to $1,993 for the six month period ended April 30, 2003.  Pre-tax income for the six month period ended April 30, 2004 was $4,846, as compared to $2,239 for the six month period ended April 30, 2003, an increase of $2,607 (116%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $246 for the six month period ended April 30, 2003 to $1,967 for the six month period ended April 30, 2004.  This increase was anticipated due to the full utilization of certain Federal and state tax net operating loss carry-forwards.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2004 was $20,729 as compared to $17,671 at October 31, 2003, an increase of $3,058. Our cash position increased $1,916 during the current period. We borrowed $2,470 in short term debt and repaid $718 in existing debt.  We had current liabilities of  $23,616 at April 30, 2004. We generated $28 in cash from operations, compared to cash generated from operations for the quarter ended April 30, 2003 of $777.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $36,660 at April 30, 2004, an increase of approximately $3,747 from October 31, 2003, or 11%. This increase was primarily attributable to increased revenue.

Cash collected during the six month period ended April 30, 2004 increased 22% over the prior comparable six month period.

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

The Company has a revolving note payable loan under a Loan and Security agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 2.74% at April 30, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At April 30, 2004, advances of $5,188 were subject to interest at the prime rate.  As of April 30, 2004, the bank’s prime rate of interest was 4.00%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of April 30, 2004, the Company utilized $11,188 and had $8,812 of available unused credit under this revolving note payable loan.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

We have various employment and consulting agreements with commitments totaling $9,957 over the next five years of which $7,973 is due during fiscal 2004. We have operating and capital leases with commitments totaling $6,011 of which $2,474 is due during fiscal 2004

Our cash balance at April 30, 2004 totaled $5,882 as compared to $3,966 at October 31, 2003.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2004. Although our Loan Agreement with PNC Bank is due to expire in September 2004, we are currently in negotiation with the Bank to extend the term and to modify certain of the provisions of the Agreement.

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

Impact of Inflation –

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In December 2003, FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. This Interpretation replaces Interpretation 46, Consolidation of Variable Interest entities, an interpretation of ARB No. 51, which was issued in January 2003. The Company will be required to apply Interpretation No. 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before February 1, 2004, Interpretation No. 46R will be applied beginning on February 1, 2004. The Company currently does not have any controlling financial interests that are within the scope of this Interpretation.

In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on November 1, 2004. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS No. 150.

Item 4

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

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

(a)          None.

(b)         The Company filed no reports on Form 8-K during the quarter ended April 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: June 8, 2004