Form 10-Q
period 2004-07-31
BIO REFERENCE LABORATORIES INC
filed 2004-09-13
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes  ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,618,751 shares of common stock ($.01 par value) at September 5, 2004.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2004

I N D E X

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31, 2004	October 31, 2003
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$6,721	$3,966
Accounts Receivable (Net)	38,396	32,913
Inventory	1,431	1,088
Other Current Assets	472	763
TOTAL CURRENT ASSETS	$47,020	$38,730

PROPERTY, PLANT AND EQUIPMENT	$11,219	$7,485
LESS: Accumulated Depreciation	4,097	2,722
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	$7,122	$4,763

OTHER ASSETS:
Deposits	424	314
Goodwill (Net of Accumulated Amortization of $2,401)	8,190	5,843
Deferred Charges (Net of Accumulated Amortization of $3,069 and $2,654 respectively)	2,516	2,299
Other Assets	992	1,270

TOTAL OTHER ASSETS	$12,122	$9,726

TOTAL ASSETS	$66,264	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2004	October 31, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$9,512	$7,900
Salaries and Commissions Payable	2,211	1,719
Accrued Taxes and Expenses	1,228	1,789
Current Portion of Capital Leases Payable	1,081	933
Current Portion of Long-Term Debt	1,273	—
Revolving Note Payable	10,422	8,718
TOTAL CURRENT LIABILITIES	$25,727	$21,059

LONG-TERM LIABILITIES:
Long-Term Portion of Long-Term Debt	1,273	—
Long-Term Portion of Capital Leases Payable	2,162	2,127
Other Long-Term Liabilities	50	75

TOTAL LONG-TERM LIABILITIES	$3,485	$2,202

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value, Authorized Issued and Outstanding 604,078 shares at October 31, 2003, None Issued at July 31, 2004	—	60
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares.	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares, Issued and Outstanding shares 12,616,751 at July 31, 2004 and 11,451,023 shares at October 31, 2003	126	115

Additional Paid-In Capital	29,834	27,907

Retained Earnings	7,518	2,315
Totals	$37,478	$30,397
Deferred Compensation	(426)	(439)
TOTAL SHAREHOLDERS’ EQUITY	$37,052	$29,958
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$66,264	$53,219

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

 [UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,
	2004	2003	2004	2003

NET REVENUES:	$35,843	$28,920	$98,440	$78,630

COST OF SERVICES:
Depreciation	$439	$243	$1,193	$691
Employee Related Expenses	7,896	6,744	22,425	19,671
Reagents and Lab Supplies	5,382	4,317	15,167	12,243
Other Cost of Services	3,854	3,038	10,931	8,634
TOTAL COST OF SERVICES	$17,571	$14,342	$49,716	$41,239

GROSS PROFIT ON REVENUES	$18,272	$14,578	$48,724	$37,391

General and Administrative Expenses:

Depreciation and Amortization	$213	$176	$596	$505
Other General and Admin. Expenses	9,536	7,751	26,884	21,850
Bad Debt Expense	4,682	3,493	12,263	9,255

TOTAL GENERAL AND ADMIN. EXPENSES	$14,431	$11,420	$39,743	$31,610

OPERATING INCOME	$3,841	$3,158	$8,981	$5,781

OTHER (INCOME) EXPENSES:

Interest Expense	$157	$162	$466	$560
Interest Income	(10)	(5)	(23)	(18)

TOTAL OTHER EXPENSES - NET	$147	$157	$443	$542

INCOME BEFORE TAX	$3,694	$3,001	$8,538	$5,239

Provision for Income Taxes	1,369	700	3,335	946

NET INCOME	$2,325	$2,301	$5,203	$4,293

NET INCOME PER SHARE - BASIC:	$.19	$.20	$.44	$.37

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	12,227,482	11,423,483	11,890,065	11,502,016

NET INCOME PER SHARE - ASSUMING DILUTION:	$.18	$.18	$.41	$.34

WEIGHTED AVERAGE NUMBER OF SHARES ASSUMING DILUTION:	12,863,026	12,709,076	12,556,494	12,748,984

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended July 31,
	2004	2003
OPERATING ACTIVITIES:
Net Income	$5,203	$4,293
Adjustments to Reconcile Net Income to
Cash Provided by (used for) Operating Activities:
Deferred Compensation	150	105
Depreciation and Amortization	1,789	1,196
Provision for Bad Debts	12,263	9,254
Deferred Tax Expense (Benefit)		750
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(17,531)	(11,757)
Inventory	(343)	(68)
Other Current Assets	291	(21)
Deferred Charges	41	181
Other Assets	168
Increase (Decrease) in
Accounts Payable and Accrued Liabilities	$1,332	$110
NET CASH - OPERATING ACTIVITIES	$3,363	$4,043

INVESTING ACTIVITIES:
Acquisition of Property, Plant and Equipment	$(2,531)	$(730)
Acquisition of Business Entities	$(3,137)	—
NET CASH - INVESTING ACTIVITIES	$(5,568)	$(730)

FINANCING ACTIVITIES:
Proceeds from Conversion of Preferred Stock	$406	—
Proceeds from Exercise of Options	$1,639	$71
Stock Repurchase	(353)	(107)
Long-Term Debt Borrowings	1,298	—
Long-Term Debt Repayments	(25)	(425)
Payments of Capital Lease Obligations	(882)	(499)
Increase (Decrease) in Revolving Note Payable	$(2,977)	(1,259)

NET CASH - FINANCING ACTIVITIES	$5,060	$(3,182)

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,755	$131

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$3,966	$3,403

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$6,721	$3,534

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$454	$646
Income Taxes	$3,491	$60

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(UNAUDITED)

During the nine month periods ended July 31, 2004 and July 31, 2003 the Company entered into capital leases totaling $1,065 and $617, respectively.

In February 2004 the Company acquired certain assets of a diagnostic facility for approximatelry $546 including costs related to the acquisition. The acquisition price was allocated to the acquired assets with a fair value as follows;

Non-Compete Agreement	$5
Customer List	466
Deferred Acquisition costs	46
Accounts Receivable	215
Accounts Payable	(186)
Purchase Price	$546

In July 2004, the Company acquired certain assets of a diagnostic facility for approximately $2,591 including costs related to the acquisition. The acquisition price was allocated to the acquired assets with a fair value as follows:

Deferred Acquisition Costs	$106
Fixed Assets	138
Goodwill	2,347
$2,591

During the nine month period ended July 31, 2004 the Company recorded deferred compensation costs of approximately $150.

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

[2] The results of operations for the nine months ended July 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended July 31		Nine Months ended July 31
	2004	2003	2004	2003
	[Unaudited]		[Unaudited]

Medicare/Medicaid	$23,414	$20,832	$67,204	$56,488
Other	29,769	21,785	81,267	51,856
	$53,183	$42,617	$148,471	$108,344

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

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $37,353 at July 31, 2004 and $29,185 at October 31, 2003 and is comprised of the following items:

	[Unaudited]
	July 31, 2004	October 31, 2003
Contractual Credits/Discounts	$31,345	$24,026

Doubtful Accounts	6,008	5,159

	$37,353	$29,185

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

[8]  At July 31, 2004, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2004	2003	2004	2003

Net Income:
As Reported	$2,325	$2,301	$5,203	$4,293
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$(62)	$-0-	$(654)	$(391)
Pro-Forma Net income	$2,263	$2,301	$4,549	$3,902

Basic Earnings Per Share:
As Reported	$0.19	$0.20	$0.44	$0.37
Pro-Forma	$0.19	$0.20	$0.38	$0.34

Diluted Earnings Per Share:
As Reported	$0.18	$0.18	$0.41	$0.34
Pro-Forma	$0.18	$0.18	$0.36	$0.31

[9]  The following disclosures present certain information on the Company’s intangible assets as of July 31, 2004 (Unaudited) and October 31, 2003. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At July 31, 2004 [Unaudited]
Software Costs	5 years	$1,535	$866	$669
Customer Lists	20 years	1,696	839	857
Covenants not-to-Compete	2 years	124	119	5
Employment Agreements	7 years	825	629	196
Costs Related to Acquisitions	19 years	1,254	553	701
Patent	17 Years	156	68	88
Totals		$5,590	$3,074	$2,516

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2003
Software Costs	5 years	$1,535	$647	$888
Customer Lists	20 years	1,230	783	447
Covenants not-to-Compete	2 years	119	119	—
Employment Agreements	7 years	825	532	293
Costs Related to Acquisitions	19 years	1,088	512	576
Patent	17 Years	156	61	95
Totals		$4,953	$2,654	$2,299

The aggregate intangible amortization expense for the nine months ended July 31, 2004 and 2003 was $147 and $142 respectively and the estimated intangible asset amortization expense for the fiscal year ending October 31, 2004 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2004	$545
2005	533
2006	391
2007	178
2008	136
Thereafter	516
Total	$2,299

[10] On January 22, 2004, the Company was informed that IMPATH, Inc., as a debtor-in-possession had commenced an adversary proceeding in Bankruptcy Court in the Southern District of New York against James Weisberger, M.D., Vice

President, Assistant Chief Medical Officer and Director of Hematopathology of the Company, alleging that Dr.  Weisberger had, among other things, misappropriated certain of IMPATH’s alleged trade secrets and had unlawfully solicited former IMPATH employees to commence employment with the Company.  The Company was not named as a party to this lawsuit.  Management of the Company and Dr.  Weisberger believe that the allegations in this proceeding are baseless and totally without merit and intend to fully contest the matter. Impath, Inc. subsequently withdrew its lawsuit against Dr. Weisberger.

[11] The Company has a revolving note payable loan under a Loan and Security agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon  certain financial ratios achieved by the Company.  At July 31, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.16% at July 31, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At July 31, 2004, advances of $5,695 were subject to interest at the prime rate.  As of July 31, 2004, the bank’s prime rate of interest was 4.25%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of Care Evolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of July 31, 2004, the Company utilized $12,968 of which $2,591 was utilized for a long-term acquisition and had $12,032 of available unused credit under this revolving note payable loan. Although our Loan Agreement with PNC Bank is due to expire in September 2004, we are currently in negotiation with the Bank to extend the term and to modify certain of the provisions of the Agreement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data, Or Unless Otherwise Noted]

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to the Company’s business, the results of its operations and its financial condition, reference is made to the Company’s Annual Report on Form 10-K for the year ended October 31, 2003.

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

•                                          failure to comply with the Federal Occupational Safety and Health Administration requirements and the Needlestick Safety and Prevention Act.

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

	Three Months Ended January 31	Three Months Ended April 30	Three Months Ended July 31	Nine Months Ended July 31
FY 2003	.04	.13	.24	.41
FY 2004	.11	.26	.29	.68

COMPARISON OF THIRD QUARTER 2004  VS THIRD QUARTER 2003

NET REVENUES:

Net revenues for the three month period ended July 31, 2004 were $35,843 as compared to $28,920 for the three month period ended July 31, 2003; which represents a 24% increase in net revenues. This increase is due to a 19% increase in patient counts and a 5% increase in net revenues per patient.

The number of patients serviced during the three month period ended July 31, 2004 was approximately 644 thousand which was 19% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2004 was $55.13 compared to net revenue per patient of $52.63 for the three month period ended July 31, 2003, an increase of $2.50 or 5%. This increase in net revenues per patient is directly related to the increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased from $14,342 for the three month period ended July 31, 2003 to $17,571 for the three month period ended July 31, 2004, an increase of $3,229 or 23%. This increase is in line with the increase in net revenues of 24%.

GROSS PROFITS:

Gross profits, increased from $14,578 for the three month period ended July 31, 2003 to $18,272 for the three month period ended July 31, 2004; an increase of $3,694 or 25%. This is primarily attributable to the increase in net revenues. Profit margins increased from 50% to 51% which  is primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2003 was $11,420 as compared to $14,431 for the three month period ended July 31, 2004, an increase of $3,011 or 26%.  This is in line with the increase in net revenues in the period of 24%. However, total marketing expense as a percentage of revenues rose from 9% to 10%, which represents an absolute increase in the period of $826 or 32% over the prior comparable period. This is due to the Company’s on-going emphasis on sales and marketing, especially in the area of Oncology and esoteric testing. Bad debt expense for the period as a percentage of revenues increased from 12% to 13% over the comparable period. Although the expense as a percentage of net revenues is expected to remain relatively constant, it may increase over time. The absolute increase in bad debt expense was $1,189 or 34%. This is attributable in part to the Company’s expansion into new geographical regions marketing its Oncology and esoteric testing services. These expenses may continue to increase in the future as these initiatives continue.

INTEREST EXPENSE:

Interest expense decreased to $157  during the three month period ended July 31, 2004 from $162 during the three month period ended July 31, 2003. We believe that this trend will not continue in the future as interest rates increase.

INCOME:

We realized net income of $2,325 for the three month period ended July 31, 2004, as compared to $2,301 for the three month period ended July 31, 2003 an increase of 1%.  Pre-tax income for the period ended July 31, 2004 was $3,693 compared to $3,001 for the period ended July 31, 2003, an increase of $692 (23%).  The provision for income taxes increased from $700 for the period ended July 31, 2003 to $1,369 for the period ended July 31, 2004.  This increase was anticipated due to the full utilization of certain Federal and state tax loss carry-forwards in fiscal 2003.

NINE  MONTHS 2004 COMPARED TO NINE  MONTHS 2003

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2004 were $98,440 as compared to $78,630 for the nine month period ended July 31, 2003; this represents an 25% increase in net revenues. This increase is due to a 22% increase in patient counts and a 3% increase in revenue per patient.

The number of patients serviced during the nine month period ended July 31, 2004 was approximately 1.857 million which was 22% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2004 was $52.82, compared to net revenue per patient for the nine month period ended July 31, 2003 of $51.19, an increase of $1.63 or 3%. This increase is directly related to our increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased to $49,716 for the nine month period ended July 31, 2004 from $41,239 for the nine month period ended July 31, 2003. This amounts to a $8,477 or 21% increase in direct operating costs. This increase is in line with the increase in net revenues of 25%.

GROSS PROFITS:

Gross profits on net revenues, increased to $48,724 for the nine month period ended July 31, 2004 from $37,391 for the nine month period ended July 31, 2003; an increase of $11,333 (30%) primarily attributable to the increase in net revenues.  Gross profit margins increased to 49% during the nine month period ended July 31, 2004, as compared to 48% for the nine month period ended July 31, 2003, primarily attributable to operating efficiencies realized in regard to the increase in net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2003 was $31,610 as compared to $39,743 for the three month period ended July 31, 2004, an increase of $8,133 or 26%.  This is in line with the increase in net revenues in the period of 25%. However, total marketing expense as a percentage of revenues rose from 9% to 10%, which represents an absolute increase in the period of $2,251 or 31% over the prior comparable period. This is due to the Company’s continued emphasis on sales and marketing, especially in the area of Oncology and esoteric testing. Bad debt expense for the period as a percentage of revenues remained at 12% as it was for the comparable period and represented an absolute increase of $3,008, or 33% over the prior comparable period. This is attributable in part to the Company’s expansion into new geographical regions and marketing its Oncology and esoteric testing services. These expenses may continue to increase in the future as these initiatives continue.

INTEREST EXPENSE:

Interest expense decreased to $466 during the nine month period ended July 31, 2004 as compared to $560 during the nine month period ended July 31, 2003, a decrease of $94. This trend will not continue in the future as interest rates rise and our borrowing continues.

INCOME:

We realized net income of $5,203 for the nine months ended July 31, 2004 as compared to $4,293 for the nine month period ended July 31, 2003.  Pre-tax income for the period ended July 31, 2004 was $8,538, as compared to $5,239 for the period ended July 31, 2003, an increase of $3,299 (63%). The provision for income taxes increased from $946 for the period ended July 31, 2003, to $3,335 for the current nine month period. This increase was anticipated due to the full utilization of certain Federal and state tax loss carry-forwards in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2004 was $21,293 as compared to $17,671 at October 31, 2003, an increase of $3,622. Our cash position increased by $2,755 during the current period.  We increased our short term debt by $2,977 and repaid $907 in existing long-term debt and capital lease obligations . In addition, we increased our long-term debt by $1,298. We had current liabilities of $25,727 at July 31, 2004. We generated $3,363 in cash from operations during the current nine month period, compared to cash from operations for the nine month period ended July 31, 2003 of $4,043.

As of July 31, 2004, the Company had repurchased a total of 30,000 shares of its common stock at a cost of $350,767. The cost of the repurchased shares of common stock has been recorded as a reduction of common stock in the amount of $300 and a reduction of additional paid-in capital in the amount of $350,467.

Accounts receivable, net of allowance for doubtful accounts, totaled $38,396 at July 31, 2004, an increase of $5,483 from October 31, 2003, or 17%.  This increase was primarily attributable to increased net revenue.  Cash collected during the nine month period ended July 31, 2004 increased 20% over the comparable nine month period.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising our client base. We have significant receivable balances with government payors and various insurance carriers. Generally, we do not require collateral or other security to support customer receivables, however, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable. While we maintain what we believe to be an adequate allowance for doubtful accounts, there can be no assurance that our ongoing review of accounts receivable will not result in the need for additional reserves. Such additional reserves could have a material impact on our financial position and results of operations.

The maximum amount of the credit line available to the Company is the lesser of (i) $25,000 or (ii) 50% of the Company’s qualified accounts receivable as defined in the Company’s Loan and Security Agreement with PNC Bank (the “Loan Agreement”).  Based on a January 2002 amendment of the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 3% and are determined based upon  certain financial ratios achieved by the Company.  At July 31, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.16% at July 31, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At July 31, 2004, advances of $5,695 were subject to interest at the prime rate.  As of July 31, 2004, the bank’s prime rate of interest was 4.25%. The credit line is collateralized by substantially all of the Company’s assets, the assignment of Care Evolve’s $615 promissory note payable out of the Company’s share of CareEvolve’s net after-tax income [if any], and a $4,000 life insurance policy on the president of the Company also assigned to the bank.  The line of credit is available through September 2004 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and net worth, various financial ratios, insurance coverage and the prohibition of the payment by the Company of cash dividends without the prior written consent of the bank.  Effective September 2003, the Company amended its loan agreement to increase its annual capital expenditure covenant to $3,000.  As of July 31, 2004, the Company utilized $12,968 of which $2,591 was utilized for a long-term acquisition and had $12,032 of available unused credit under the Loan Agreement. Although our Loan Agreement with PNC Bank is due to expire in September 2004, we are currently in negotiation with the Bank to extend the term and to modify certain of the provisions of the Agreement.

We have various employment and consulting agreements with commitments totaling approximately $9,957 over the next five years of which $7,673 is due during fiscal 2004. We have operating and capital leases with commitments totaling $6,011, of which $2,474 is due during fiscal 2004.

Our cash balance at July 31, 2004 totaled $6,721 as compared to $3,966 at October 31, 2003. We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2004. Although our Loan Agreement with PNC Bank is due to expire in September 2004, we are currently in negotiation with the Bank to extend the term and to modify certain of the provisions of the Agreement.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At July 31, 2004, advances of approximately $5,695,000 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 4.25%. In addition, we elected to have the remaining $6,000,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 3.16%.

We estimate that our monthly cash interest expense at July 31, 2004 was approximately $104,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $10,000.

See Note 10 to the Consolidated Financial Statements contained herein.

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

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 2- Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 6, 2003, the Company announced that it had decided to repurchase up to 500,000 shares of its common stock from time to time at prevailing market prices in the over-the-counter market through October 31, 2004. The following repurchases were made in accordance with Rule 10b-18 under the Securities Exchange Act of 1934 during the quarter ended July 31, 2004

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total number Of Shares Purchased as Part Of Publicly Announced Program	Maximum Number Of Shares That May Yet Be Purchased Under the Program
May 2004	-0-	N/A	-0-	270,300
June 2004	-0-	N/A	-0-	270,300
July 2004	30,000	$11.68	30,000	240,300
Total	30,000	$11.68	259,700	240,300

The Company’s Loan Agreement with its principal Bank lender prohibits the Company from paying cash dividends or distributions on shares of its common stock or preferred stock or from purchasing shares of common stock or preferred stock without the Bank’s prior consent.

Item 4 - Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 15, 2004. At the meeting, the following two individuals were elected by the following vote to serve as Class I directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Marc D. Grodman	10,801,759	1,434,806
Howard Dubinett	10,801,766	1,434,799

Our other directors whose term continued are as follows:

Sam Singer	Class II director
Harry Elias	Class II director
Gary Lederman	Class III director
John Roglieri	Class III director

Item 6 B Exhibits and Reports on Form 8-K

(a)          None.

(b)         The Company filed no reports on Form 8-K during the quarter ended July 31, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: September 9, 2004