Form 10-K
period 2004-10-31
BIO REFERENCE LABORATORIES INC
filed 2005-01-14
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☒   No  ☐

As of the last day of the quarter ended April 30, 2004, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value and Series A Preferred Stock, $.10 par value) held by non-affiliates of the registrant was approximately $114,400,000 based upon the last sale price for the Common Stock on said date as reported on the NASDAQ National Market System. On January 7, 2005, there were 12,668,439 shares of Common Stock and no shares of Series A Preferred Stock issued and outstanding

PART I

Item. 1.Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process over 2.5 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

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

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $40 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 54% of the clinical laboratory tests done in the United States were performed in a hospital laboratory, approximately 32% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 65% and esoteric testing generates approximately 35% of our net revenues. The net revenue generated by our PSIMedica business unit and our CareEvolve subsidiary has been minimal to date.

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

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers. We executed a Strategic Marketing Agreement (the “SMA”) in December 2001 with Roche Diagnostics (“Roche”) to operate a Joint Venture for the sale and distribution of the CareEvolve Services to laboratories throughout the country. Under the terms of the SMA, Roche provided funding to pay certain of the costs and expenses of operating CareEvolve and agreed to cause its sales personnel to exercise reasonable efforts to market and sell the CareEvolve Services. In return, Roche was entitled to a 50% share in any net after-tax income generated by CareEvolve, and was granted an option to purchase up to a 50% equity interest in CareEvolve and certain other rights. In December 2004, we executed an Addendum to the SMA with Roche. Pursuant to the Addendum, Roche’s rights to share in CareEvolve’s net after-tax income and to purchase up to a 50% equity interest in CareEvolve were canceled. Roche did retain a right of first refusal to purchase CareEvolve in the event we were willing to accept such a purchase offer from a third party. Although we retain the rights to market the CareEvolve Services in all markets including the laboratory market, Roche is the sole Diagnostic Company (manufacturer of diagnostic equipment and supplies) granted the right to market the CareEvolve Services to laboratories. As a result of the execution of the Addendum, we took a one-time charge to fiscal 2004 earnings of approximately $400,000 to reflect the revised change in terms of our relationship with Roche. The charge is associated with one-time technology development expenses which had been assessed to CareEvolve and are now our responsibility. CareEvolve’s monthly revenues now exceed its expenses.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2004, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2002, 2003, and 2004.

	Years Ended October 31,
	2002	2003	2004
Direct Patient Billing	9%	7%	7%
Commercial Insurance	37%	43%	48%
Professional Billing	26%	20%	17%
Medicare	25%	27%	25%
Medicaid	3%	3%	3%
	100%	100%	100%

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

•                                          Selective Acquisitions: The clinical laboratory industry is still highly fragmented. Historically, acquisition has been one method that has fueled our growth. In February 2004, we acquired certain assets of a Long Island City, New York testing laboratory for $495,000 plus certain additional payments and transferred the operations to our Elmwood Park, New Jersey facility. In July 2004, we acquired certain assets of a cancer cytogenetics testing laboratory in Milford, Massachusetts for a purchase price of $2,485,000 plus certain additional payments. We retained the supervisory staff at this laboratory and continue to operate the laboratory at its leased premises in Milford, Massachusetts. We intend to continue to look for acquisitions that can be integrated into our existing processing facilities without maintaining duplicate facilities or which will provide us with entry into new product or geographic areas. This strategy, if successfully implemented, will enable us to reduce costs and gain economies of scale from the elimination of redundant facilities and equipment and the reduction of personnel.

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

Quality Assurance

Medical testing is essentially a process of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. Our goal is to continually improve this process. We hold the required Federal and State licenses necessary to permit our operation of a clinical laboratory at our facilities in New Jersey, New York and Massachussetts. We submit to vigorous proficiency tests (or surveys) in all tests that we perform. We are also subject to unannounced inspections from the various state licensing agencies.

Our laboratories are accredited by the College of American Pathologists (“CAP”). This accreditation includes on-site inspections and participation in the CAP proficiency testing program or an equivalent. CAP is an independent organization of board certified pathologists approved by the Center for Medicare and Medicaid Services (“CMS”) to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA-88”)

Our Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory’s quality.  Based on the information received from the Committee, recommendations are made to correct conditions which have led to errors.  Management, department supervisors and members of the Committee continually monitor the laboratory’s quality.  Depending on the test, two or three levels of Quality Control materials are run in each analytical assay to assure precision and accuracy.  Patient population statistics are evaluated each day.  Highly abnormal samples are repeated to assure their accuracy.

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

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Next year marks the second year of a five-year freeze (through 2008) on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us.

See “Cautionary Statements — Potential Healthcare Reform Including Decreasing Reimbursement Rates” as to the potential negative effect on our business of the decrease in Medicare reimbursement rates for Flow Cytometry testing which went into effect on January 1, 2005.

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

These regulations establish a “minimum” and would default to more stringent state laws. Therefore, we are required to comply with both sets of standards. Laboratories were required to submit a compliance plan to HHS by October 16, 2003.  We filed our application for a one year extension for compliance with the Transaction Data Set Regulations and filed our compliance plan during the extension period in accordance with the model form provided by HHS. HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.

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

Insurance

We maintain professional liability insurance of $1,000,000 per occurrence, $3,000,000 in the aggregate. In addition, we maintain excess commercial insurance of $5,000,000 per occurrence and $5,000,000 in the aggregate. We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable costs.

Employees

At October 31, 2004, we had 819 full-time and 337 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In February 2004, we acquired certain assets of a Long Island City, New York testing laboratory for $495,000 plus certain additional payments and transferred the operations to our Elmwood Park, New Jersey facility. In July 2004, we acquired certain assets of a cancer cytogenetics testing laboratory in Milford, Massachusetts for a purchase price of $2,485,000 plus certain additional payments. We retained the supervisory staff at this laboratory and continue to operate the laboratory at its leased premises in Milford, Massachusetts. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should it occur.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

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

Effective January 1, 2005, there were changes made to Medicare reimbursements for some of the pathology or esoteric, billing codes. Although some of the changes represented increases in reimbursement, some represented decreases, particularly in the area of Flow Cytometry, a critical test utilized in the diagnosis and monitoring of lymphoma and leukemias. While Flow Cytometry has been a high growth area for us, so are other areas which, in fact, saw an increase in reimbursement rates under the new schedule. It is difficult to see what the net effect of these changes will be in fiscal 2005. If we only take into account the decreases in Flow Cytometry reimbursement rates, we estimate that if these changes to reimbursement rates solely in the Flow Cytometry area had been in effect for all of fiscal 2004, the effect would have been a reduction in net revenues of less than 2% and a reduction in pre-tax income of somewhat less than 20%. It should be recognized that this type of proforma retrospective analysis, keeping all other variables constant except for the decrease in Flow Cytometry reimbursement rates, may not be realistic. In any event, we are working with other members of the laboratory industry in attempting to mitigate these reductions as we believe Medicare in calculating the revised reimbursement rates for Flow Cytometry, significantly underestimated the laboratory costs in performing these tests. No assurances can be given that we will be successful in obtaining an increase in these particular reimbursement rates.

Insurance

Although we believe that our present insurance coverage is sufficient to cover currently estimated exposures, we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

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

Dependence on Bank Financing

In October 2004, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC Bank”) as Lender. Pursuant to the Loan Agreement, our credit facility from PNC Bank was extended to October 31, 2007 and the maximum permitted amount of our credit line (not to exceed 50% of our “eligible receivables” as defined in the Loan Agreement) was increased from $25,000 to $30,000. The Loan Agreement also provides us with an “Acquisition Subline” under the maximum $30,000 credit facility of up to $10,000 which can be repaid in 36 equal monthly installments thereafter. Interest on advances under this credit facility are subject to PNC Bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.

Dependence on our Chief Executive Officer

Our success is substantially dependent on the efforts and abilities of Marc D.  Grodman, M.D., our founder, president and chief executive officerThe unavailability of Dr. Grodman, whether as a result of his death, disability or otherwise, could have a material adverse effect upon our business.

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

Item 2 - Properties

Our executive offices and New Jersey processing facility occupy approximately 122,500 square feet of leased space in two one-story brick buildings at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey.  We are currently paying approximately $74,000 in total in monthly rentals for these facilities.  The leases for the majority of these facilities expire in February 2009. Our New York processing facility occupies approximately 11,000 square feet of leased space in a two-story brick building at 140 Route 303, Valley Cottage, New York.  The lease for this facility, which expires in April 2005, provides for a monthly rental of $10,366. Our cancer cytogenetics testing facility occupies approximately 6,900 square feet of leased space in a three story brick building at 25 Birch Street, Milford, Massachusetts. The lease for this facility, which expires in December 2007, provides for a monthly rental of approximately $8,000. Our testing equipment maintained at each of our processing and testing facilities is in good condition and in working order.  We believe that these facilities, as presently equipped, have the capacity to generate up to approximately $350,000,000 in net revenues based on the type of testing now being performed by us.  We maintain fire, theft and liability insurance coverage for our facilities in what we believe are adequate amounts.  We also lease 57 additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3 - Legal Proceedings

At October 31, 2004 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2004

PART II

Item 5.             Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our Common Stock is listed for trading on The NASDAQ National Market System under the symbol “BRLI”. It traded on the NASDAQ Small Cap System from November 24, 1993 until March 26, 2002 when our application to list our Common Stock on the NASDAQ National Market System was approved.

The following table sets forth the range of high and low closing bid prices for our Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
Fiscal Year	High	Low

2003
First Quarter	$7.28	$5.54
Second Quarter	6.19	4.11
Third Quarter	7.16	4.70
Fourth Quarter	17.60	6.84

2004
First Quarter	$21.88	$12.62
Second Quarter	21.45	13.09
Third Quarter	15.46	10.76
Fourth Quarter	14.87	11.23

On January 7, 2005 the last sale price for the Common Stock on NASDAQ was $14.32 per share.

At October 31, 2004, the number of record owners of the Common Stock was 371. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

During fiscal year 2004, we issued an aggregate 604,078 shares of our Common Stock to our President and Chief Executive Officer, Marc Grodman and his wife, Pam Grodman, upon their conversion of an aggregate 604,078 shares of Series A Senior Preferred Stock and payment of the $.75 per share conversion price. A restrictive legend was placed on each of the Common Stock certificates issued upon the conversion and stop transfer instructions were issued against the shares. The conversion was effected in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Act on the basis that the transaction did not involve a public offering. See Item 13 herein.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On March 6, 2003, we announced adoption of a stock repurchase program pursuant to which we would repurchase up to 500,000 shares of our Common Stock from time to time at prevailing market prices in the over-the-counter market. Through July 31, 2004, we had repurchased an aggregate 259,700 shares pursuant to the repurchase program. No repurchases were made in the fourth quarter of fiscal year 2004, at the end of which, the program terminated.

Item 6.             Selected Financial Data

	[In thousands, except per share data]
	Years ended October 31,
	2004	2003	2002	2001	2000
Operating Data:
Net Revenues	$136,184	$109,034	$96,631	$80,622	$66,460
Cost of Services	$68,201	$56,216	$51,706	$44,265	$37,174
Gross Profit	$67,983	$52,818	$44,925	$36,357	$29,286
General and Administrative Expenses	$55,163	$43,533	$38,853	$32,750	$27,654
Income from Operations	$12,820	$9,285	$6,072	$3,607	$1,632
Other Expenses - Net	$634	$681	$849	$1,660	$1,568
Provision for Income Tax Expense [Benefit]	$3,670	$2,064	$301	$(414)	$(42)
Net Income	$8,516	$6,540	$4,922	$2,361	$105
Net Income Per Common Share	$.71	$.57	$.43	$.24	$.01
Net Income Per Share - Diluted	$.67	$.51	$.39	$.21	$.01
Cash Dividends Per Common Share	$—	$—	$—	$—	$—

Balance Sheet Data:
Total Assets	$72,151	$53,219	$47,442	$44,006	$38,349
Total Long-Term Liabilities	$4,520	$2,833	$1,519	$1,158	$2,378
Total Liabilities	$31,478	$23,261	$23,235	$25,532	$25,287
Working Capital	$23,815	$18,302	$12,651	$7,257	$2,820
Shareholders’ Equity	$40,673	$29,958	$24,207	$18,474	$13,061

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

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers. This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers. We executed a Strategic Marketing Agreement (the “SMA”) in December 2001 with Roche Diagnostics (“Roche”) to operate a Joint Venture for the sale and distribution of the CareEvolve Services to laboratories throughout the country. Under the terms of the SMA, Roche provided funding to pay certain of the costs and expenses of operating CareEvolve and agreed to cause its sales personnel to exercise reasonable efforts to market and sell the CareEvolve Services. In return, Roche was entitled to a 50% share in any net after-tax income generated by CareEvolve, and was granted an option to purchase up to a 50% equity interest in CareEvolve and certain other rights. In December 2004, we executed an Addendum to the SMA with Roche. Pursuant to the Addendum, Roche’s rights to share in CareEvolve’s net after-tax income and to purchase up to a 50% equity interest in CareEvolve were canceled. Roche did retain a right of first refusal to purchase CareEvolve in the event we were willing to accept such a purchase offer from a third party. Although we retain the rights to market the CareEvolve Services in all markets including the laboratory market, Roche is the sole Diagnostic Company (manufacturer of diagnostic equipment and supplies) granted the right to market the CareEvolve Services to laboratories. As a result of the execution of the Addendum, we took a one-time charge to fiscal 2004 earnings of approximately $400,000 to reflect the revised change in terms of our relationship with Roche. The charge is associated with one-time technology development expenses which had been assessed to CareEvolve and are now our responsibility. CareEvolve’s monthly revenues now exceed its expenses.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 57% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Cautionary Statements” as well as elsewhere herein including:

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

•                                          changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing (such as the decrease in Medicare reimbursement for Flow Cytometry testing described above under Cautionary Statements).

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

•                                          adverse litigation results.

We utilize diluted earnings per share (“EPS”) on pre-tax income as a performance indicator rather than the traditional EPS calculation on an after-tax basis.  This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  The table below shows our pre-tax EPS on a diluted quarterly and annual basis for fiscal years 2002 and 2003.

	Quarter Ended
	1/31	4/30	7/31	10/31	Fiscal Year

FY 2003	.04	.13	.24	.26	.67

FY 2004	$.11	$.26	$.29	.$28	$.96

Results of Operations (In thousands, except per patient data)

Fiscal Year 2004 Compared to 2003

NET REVENUES:

Net Revenues for the year ended October 31, 2004 were $136,184 as compared to $109,034 for the year ended October 31, 2003; this represents a 25% increase in net revenues. This increase is due to a 19% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $135,435 in fiscal 2004.

The number of patients serviced during the year ended October 31, 2004 was 2,522 which was 19% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2004 was $53.71 compared to net revenue per patient for the year ended October 31, 2003 of $51.41, an increase of $2.30 or 5% as a result of increases in esoteric testing.

COST OF SALES:

Cost of Sales for the year ended October 31, 2004 was $68,201 as compared to $56,216 for the year ended October 31, 2003, an increase of 21%.  This increase is related to the increase in net revenues of 25%.

GROSS PROFITS:

Gross profits on net revenues increased to $67,983 for the year ended October 31, 2004 from $52,818 for the year ended October 31, 2003; an increase of $15,165 (29%), primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenue. Gross profit margins in the laboratory increased to 50% from 48%, primarily due to the increase in net revenues and efficiencies in direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2004 were $55,163 as compared to $43,533 for the year ended October 31, 2003, an increase of $11,630 or 27%. This is 2% greater than the increase in net revenues and is attributable to several factors. Bad debt expense increased to 13% of net revenues as compared to 12% for the twelve month period ended October 31, 2003. This increase in bad debt is partly attributable to an increase in our third party billing and our acquisition of new payors in new geographical regions resulting from the expansion of our Oncology and esoteric testing services. Marketing expenses as a percent of net revenues increased from 9% in fiscal year 2003 to 10% in fiscal year 2004, a result of our continued emphasis on sales and marketing in the area of Oncology and esoteric testing. In addition, we took a one time charge against earnings of approximately $400,000 that came about because of changes in an Addendum we executed to our Strategic Marketing Alliance with Roche Diagnostic Corporation.

INTEREST EXPENSE:

Interest expense decreased from $704 during the year ended October 31, 2003 to $667 during the year ended October 31, 2004; a decrease of $37. This decrease is due to a decline in the variable interest rates associated with our line of credit. Management believes that this trend may not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the increase in interest rates that may continue to occur during fiscal year 2005.

NET INCOME:

We realized net income of $8,516 for the twelve month period ended October 31, 2004 as compared to $6,540 for the twelve month period ended October 31, 2003, an increase of 30%.

Pre-tax income for the period ended October 31, 2004 was $12,186, as compared to $8,604 for the period ended October 31, 2003, an increase of $3,582 (42%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $2,064 for the period ended October 31, 2003, to $3,670 for the current twelve month period. This increase was anticipated due to the full utilization of Federal and State net operating loss carry-forwards during the third quarter of fiscal 2003. However, it was mitigated by other tax considerations.

Fiscal Year 2003 Compared to Fiscal Year 2002

NET REVENUES:

Net Revenues for the year ended October 31, 2003 were $109,034 as compared to $96,631 for the year ended October 31, 2002; this represents a 13% increase in net revenues. This increase is due to a 9% increase in patients serviced and a 4% increase in net revenue per patient. Our laboratory operations had net revenues of $108,720 in fiscal 2003.

The number of patients serviced during the year ended October 31, 2003 was 2,115 which was 9% greater when compared to the prior fiscal year.  This increase is attributable to six new sales representatives and our ongoing marketing efforts during the current fiscal year. Net revenue per patient for the year ended October 31, 2003 was $51.41 compared to net revenue per patient for the year ended October 31, 2002 of $49.63, an increase of $1.78 or 4% as a result of increases in esoteric testing.

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

INTEREST EXPENSE:

Interest expense decreased from $889 during the year ended October 31, 2002 to $704 during the year ended October 31, 2003; a decrease of $185. This decrease is due to a decline in the variable interest rates and a decline in the outstanding balance with the PNC line of credit utilized by the Company. Management believed that this trend would not continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates might increase during fiscal year 2004.

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

Liquidity and Capital Resources (In thousands)

For the Fiscal Year Ended October 31, 2004

Our working capital at October 31, 2004 was approximately $23,815 as compared to approximately $18,302 at October 31, 2003, an increase of $5,513. Our cash position increased by approximately $2,715 during the current period. We increased our short term borrowing by approximately $1,615 and repaid approximately $1,717 in existing debt and increased our long term debt by approximately $2,546. We had current liabilities of approximately $26,958 at October 31, 2004. We generated approximately $5,026 in cash from operations, a decrease of approximately $567 as compared to the year ended October 31, 2003.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $40,952 at October 31, 2004, an increase of approximately $8,039 from October 31, 2003, or 24%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2004 increased 20% over the prior twelve month period.

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

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. Under the amendment to the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with an interest rate of 3.16% at October 31, 2004.  The remaining outstanding advances during that period were subject to the prime rate of interest.  At October 31, 2004, advances of $4,333 were subject to interest at the prime rate.  As of October 31, 2004 and 2003, the bank’s prime rate of interest was 4.75% and 4.00%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage, and the prohibition of the payment by the Company of cash dividends.  As of October 31, 2004, the Company utilized $12,879 and had $17,121 of available unused credit under this revolving note payable agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2004 and 2003 was approximately 3.92% and 2.85%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2005	FY 2006	FY 2007		FY 2008		FY 2009 and thereafter

Long-Term Debt	$2,334	$1,273	$1,061	$-0	-	$-0	-	$-0	-

Capital Leases	$5,521	$1,525	$1,485	$1,382		$925		$204

Operating Leases	$5,655	$1,422	$1,180	$1,114		$900		$1,039

Purchase Obligations	$6,104	$2,714	$1,877	$1,381		$106		$26

Long-Term Liabilities under Employment and Consultant Contracts	$8,037	$2,338	$1,831	$868		$750		$2,250

Total	$27,651	$9,272	$7,434	$4,745		$2,681		$3,519

Our cash balances at October 31, 2004 totaled approximately $6,681 as compared to approximately $3,966 at October 31, 2003.  We believe that our cash position, the anticipated cash generated from future operations,  and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2005.

We do not have any off-balance sheet items.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs “may” be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate time-Sharing Transactions — An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to refrence the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. Effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment to APB No. 29.” This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004). “Share-Based Payment.” The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The company will be required to adopt SFAS 123 ( R ) as of August 1, 2005. The adoption may have a material impact on the consolidated financial statements of the Company.

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

With the exception of the adoption of SFAS 123 (R), the Company expects that the adoption of the new statements will not have a significant impact on its consolidated financial statements.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or foreign sales so that our exposure to foreign currency exchange rate risk is non-existent.

We do have exposure to both rising and falling interest rates. At October 31, 2004, advances of approximately $4,333 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 4.75%. In addition, we elected to have the remaining $6,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 3.16%

We estimate that our monthly cash interest expense at October 31, 2004 was approximately $55 thousand and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $8 thousand.

See Note 5 to the Consolidated Financial Statements contained herein.

Item 8. - Financial Statements and Supplementary Data

Financial Statements are annexed hereto

Item 9. - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

An evaluation was performed under the supervision, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures provide management with timely notice of material information that is required to be disclosed in periodic reports filed with the Securities and Exchange Commission. We also reviewed our internal controls, and there have been no significant changes in our internal controls, or in other factors that could significantly affect our internal controls, subsequent to the date of our previous evaluation.

Item 9B. Other Information

None.

PART III

Item 10.-   Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	53	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	53	Executive Vice President, Chief Operating Officer and Director

Sam Singer	61	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Harry Elias(a)(c)(e)	74	Director

Gary Lederman, Esq. (b)(c)(e)	70	Director

John Roglieri, M.D. (a)(d)(e)	65	Director

(a)	Member of the Audit Committee
(b)	Chairman of the Audit Committee
(c)	Member of the Compensation Committee
(d)	Chairman of the Compensation Committee
(e)	Member of Nominating Committee

The Audit Committee is comprised of the three non-employee members of the Board of Directors, Gary Lederman (Chairman), John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2004. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K promulgated by the SEC.

The Compensation Committee is comprised of three non-employee members of the Board of Directors, John Roglieri (Chairman), Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2004. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

The Company does not have an Executive Committee. Officers are elected by and hold office at the discretion of the Board of Directors.

The Nominating Committee is comprised of the three non-employee members of the Board of Directors, Harry Elias, Gary Lederman and John Roglieri. Pursuant to its charter, the Nominating Committee’s role is to establish criteria for the selection of directors; to identify individuals qualified to be directors; to evaluate director candidates proposed by stockholders; to recommend individuals to fill vacancies on the Board and to recommend nominees for director at each annual stockholder meeting.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers and to key financial and accounting personnel. The Company will, upon a stockholder’s written request to Investor Relations, c/o the Company, furnish a paper copy of the Code of Ethics.

The following is a brief account of the business experience of each director including each nominee for director of the Company.

Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President, Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University College of Physicians and Surgeons in 1977.  Except for his part time duties as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital, Dr. Grodman devotes all of his working time to the business of the Company.

Howard Dubinett has been the Executive Vice-President and Chief Operating Officer of the Company since its formation in 1981. He became a Director of the Company in April 1986. Mr. Dubinett attended Rutgers University. Mr. Dubinett devotes all of his working time to the business of the Company.

Sam Singer has been the Company’s Vice President and Chief Financial Officer since October 1987 and a Director since November 1989.  He is responsible for all of the Company’s financial activities. Mr. Singer was the Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987, prior to joining the Company.  He received a B.A. degree from Strayer University and an M.B.A. from Rutgers University.  Mr. Singer devotes all of his working time to the business of the Company.

Harry Elias became a Director of the Company in March 2004. Mr. Elias commenced his employment in sales and marketing with JVC Company of America (“JVC”) in 1967, subsequently being appointed as JVC’s Senior Vice President of Sales and Marketing in 1983 and as Executive Vice President of Sales and Marketing in 1990. In 1995, Mr. Elias was named as JVC’s Chief Operating Officer, a position he occupied until April 2003 when he resigned his positions upon his appointment as JVC’s “Honorable Chairman.” JVC, a distributor of audio and video products headquartered in Wayne, New Jersey is the wholly owned United States subsidiary of Victor Company of Japan, a manufacturer of audio and video products headquartered in Japan. In January 2005, after retiring from JVC, Mr. Elias was appointed Chairman of the Board of and commenced to serve as a consultant to AKAI USA, the sole distributor in the United States of electronic products produced by AKAI, a Japanese manufacturer.

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

John Roglieri, M.D. became a Director of the Company in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Master’s degree from Columbia University School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President, Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life. Dr. Roglieri was chief medical officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been Medical Director for New York Life Insurance Company in Manhattan. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journals Managed Care and Seminars in Medical Practice, and is a subject of biographical record in Who’s Who in America.

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class or one-third of the Board are elected each year to serve a three-year term.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

James Weisberger, M.D. (Age 49) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T.  Todd, Jr.  (Age 53) is the Senior Vice President of Sales and Marketing.  Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation, a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University and received a B.S. in Finance in 1974.

John W.  Littleton (Age 43) joined the Company in September 2002 as the Vice President of Sales.  Prior to joining the Company, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University in 1983.

John Bennett, M.D., (Age 71) Scientific Advisory Board Chairman, Professor Emeritus, University of Rochester Medical Center, Rochester, New York.  Dr.  Bennett has long been recognized as an intellectual force in the treatment and understanding of leukemias, lymphomas and other cancer-related diseases.  He established the French-American-British (FAB) Leukemia working Group and is one of the world’s leading authorities on Myelodysplasia.  He is founder and

Chairman of the MDS Foundation, as well as Editor of the Journal of Leukemia Research. Dr.  Bennett is currently Professor Emeritus and former Head of the Medical Oncology Unit at the University of Rochester Medical Center and formerly was a Professor of Oncology in Medicine, Pathology and Laboratory Medicine at the University of Rochester Medical School.  For nearly four decades, Dr.  Bennett has been honored by the medical community as an expert in the field of oncology as evidenced by the numerous chairs he has held in prestigious societies and committees and over 400 publications in peer review journals, the majority of which are in the area of hematologic malignancies.  Dr. Bennett earned his B.A. from Harvard University and his M.D. from Boston University.  He served his residency in medicine at Beth-Israel Hospital, Boston, Massachusetts and completed a fellowship in hematology at Boston City Hospital. He headed the Morphology and Cytochemistry Section of the Clinical Center at NIH before joining the faculty at the University of Rochester. Dr. Bennett serves the Company in an advisory capacity as chairman of our Scientific Advisory Board.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2004, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended October 31, 2004 to our Chief Executive Officer and our other executive officers who were serving as our executive officers at October 31, 2004. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long-Term Compensation
Name and Principal Position	Year Ended October 31,	Salary	Bonus	Other Annual Compen- sation(a)		Restricted Stock Awards		Options (SARs)		LTIP Pay- outs		All Other Compen- sation

Marc D. Grodman M.D.	2004	$554,625	$125,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
President and Chief	2003	$499,750	$154,750	$-0	-	-0	-	-0	-	$-0	-	$-0	-
Executive Officer	2002	$470,000	$125,000	$-0	-	-0	-	4,000		$-0	-	$-0	-

Howard Dubinett	2004	$272,200	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
Executive Vice	2003	$240,000	$21,800	$-0	-	-0	-	-0	-	$-0	-	$-0	-
President and Chief	2002	$191,700	$60,000	$-0	-	-0	-	4,000		$-0	-	$-0	-
Operating Officer

Sam Singer
Vice President and	2004	$259,004	$60,000	$-0	-	-0	-	-0	-	$-0	-	$-0	-
Chief Financial and	2003	$240,000	$9,600	$-0	-	-0	-	-0	-	$-0	-	$-0	-
Accounting Officer	2002	$180,300	$60,000	$-0	-	-0	-	4,000		$-0	-	$-0	-

(a) See “Split-Dollar Life Insurance” herein concerning our payment of life insurance premiums pursuant to “split-dollar” life insurance programs for our three executive officers.

Employment Agreements with Executive Officers

Dr. Grodman serves as our President and Chief Executive Officer pursuant to a seven-year employment agreement which expires on October 31, 2011. Dr. Grodman has the right to elect to cancel the employment agreement effective at the end of any calendar month commencing October 31, 2008 on not less than 90 days prior written notice, subject to a six month non-competition restriction. The employment agreement is automatically renewable for additional two year periods subject to the right of either party to elect not to renew at least six months prior thereto. The employment agreement provides Dr. Grodman with minimum annual base compensation of $750,000 subject to annual percentage increases to the extent of annual percentage increases in the Consumer Price Index. The Compensation Committee can but is not required to increase Dr. Grodman’s compensation at the end of any fiscal year based upon his and the Company’s performance. The employment agreement also provides Dr. Grodman with business use of an automobile leased by the Company and participation in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The employment agreement contains provisions governing in the event of Dr. Grodman’s partial or total disability and provides for termination for cause or in the event of Dr. Grodman’s death. Dr. Grodman has the right to terminate the employment agreement in the event of a material change in his duties and responsibilities, the relocation of the Company’s principal executive offices from Elmwood Park, New Jersey to a location more than fifty miles distant or a material breach of the employment agreement by the Company (including a reduction in Dr. Grodman’s benefits under the agreement). In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate the agreement. In that event, he will be entitled to be paid a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the Date of Termination. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Dr. Grodman.

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which was extended in fiscal 2004 for two additional years beyond its October 31, 2004 termination date.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of the Compensation Committee.  The agreement provides (i) typical health insurance coverage; (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years.  The Company has the option to extend the extension period of the employment agreement on the same terms and conditions through October 31, 2007.  See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Vice President and Chief Financial Officer pursuant to an employment agreement which was extended in fiscal 2004 for two additional years beyond its October 31, 2004 termination date. Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of the Compensation Committee. The agreement provides (i) typical health insurance coverage; (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years. The Company has the option to extend the employment agreement on the same terms and conditions through October 31, 2007. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,044 at October 31, 2004. At that date, the net cash surrender value of the three current policies aggregated approximately $1,044.

Stock Options

Employee Stock Option Plans

The 1989 Plan

In July 1989, the Company’s Board of Directors adopted the 1989 Employees Stock Option Plan (the “1989 Plan”) which was approved by shareholders in November 1989.  The 1989 Plan provided for the grant of options to purchase up to 666,667 shares of Common Stock.  Under the terms of the 1989 Plan, options granted thereunder could be designated as options which qualify for incentive stock option treatment (“ISOs”) under Section 422 of the Internal Revenue Code of 1986 (“the Code”), or options which do not so qualify (“NQOs”).

Under the 1989 Plan, the exercise price of an option designated as an ISO could not be less than the fair market value of the Common Stock on the date the option was granted.  However, in the event an option designated as an ISO was granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price was required to be at least 110% of such fair market value.  Exercise prices of NQOs could be less than such fair market value.  The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year could not exceed $100,000. All options under the 1989 Plan were required to be granted before the Plan’s July 1999 Termination Date so that no further options can be granted under the 1989 Plan.

At October 31, 2003, there were outstanding ISOs issued under the 1989 Plan held by five employees and exercisable to purchase an aggregate 257,668 shares at an exercise price of $.71875 per share. During fiscal 2004, two employees exercised ISOs under the 1989 Plan and purchased an aggregate 205,000 shares. As a result, at October 31, 2004, there were outstanding ISOs under the 1989 Plan exercisable to purchase an aggregate 52,668 shares at an exercise price of $.71875 per share.

The 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders. At October 31, 2003, there were outstanding ISOs issued under the 2000 Plan exercisable to purchase an aggregate 705,000 shares at exercise prices ranging from $1.688 to $9.66 per share. During fiscal 2004, ISOs were granted under the 2000 Plan to ten employees exercisable to purchase an aggregate 50,000 shares at exercise prices ranging from $13.70 to $15.34 per share, and 46 employees exercised ISOs issued under the 2000 Plan and purchased an aggregate 215,088 shares at exercise prices ranging from $1.125 to $8.40 per share. As a result, at October 31, 2004, there were outstanding ISOs under the 2000 Plan exercisable to purchase an aggregate 539,912 shares at exercise prices ranging from $1.688 to $15.34 per share.

The 2000 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Code, to purchase up to a maximum aggregate 800,000 shares of the Company’s Common Stock. Options may only be granted under the 2000 Plan to employees of the Company and its subsidiaries (including officers and directors who are also employees).

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

The 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. At October 31, 2003, no ISOs had been granted pursuant to the 2003 Plan. During fiscal 2004, ISOs were granted under the 2003 Plan to 40 employees exercisable to purchase an aggregate 104,000 shares at exercise prices ranging from $12.22 to $21.46 per share and one employee exercised her ISOs and purchased 2,000 shares. As a result, at October 31, 2004, there were outstanding ISOs under the 2003 Plan exercisable to purchase an aggregate 102,000 shares at exercise prices ranging from $12.22 to $21.46 per share.

The 2003 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Code to purchase up to a minimum aggregate 800,000 shares of the Company’s Common Stock.  Options may only be granted under the 2003 Plan to employees of the Company and its subsidiaries (including those officers and directors who are also employees).

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

Non-Qualified Options (NQOs) and Warrants

At October 31, 2003, there were outstanding NQOs and Warrants owned by employees, directors, consultants including members of the Scientific Advisory Board and a software provider exercisable to purchase an aggregate 533,750 shares at exercise prices ranging from $1.00 to $7.94 per share. During fiscal 2004, NQOs exercisable to purchase 15,000 shares at an exercise price of $13.70 per share were granted to a member of the Scientific Advisory Board; NQOs exercisable to purchase 12,000 shares were canceled and NQOs exercisable to purchase 210,750 shares were exercised by 17 individuals. As a result, at October 31, 2004, there were outstanding NQOs and Warrants owned by employees, directors, consultants including members of the Scientific Advisory Board and a software provider exercisable to purchase an aggregate 326,000 shares at exercise prices ranging from $1.19 to $13.70 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

Option Grants to Our Three Named Executive Officers in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers in fiscal 2004.

Aggregated Option Exercises by Our Three Named Executive Officers in Last Fiscal Year And Fiscal Year-End Option Values

Name	Shares of Common Stock Acquired Upon Option Exercise in Fiscal 2004	Value Realized		Shares of Common Stock Underlying Unexercised Options at 2004 Fiscal Year End (b)	Value of Unexercised In-The-Money Options at 2004 Fiscal Year-End (c)
Marc D. Grodman	—	—		4,000	$29,080
Howard Dubinett	200,000	$2,578,250	(a)	13,334	178,025
	—	—		4,000	29,080
Sam Singer	—	—		4,000	29,080

(a) Based upon the difference between the last sale price for the Common Stock on NASDAQ on March 22, 2004 (the date of exercise) and the exercise price.

(b) All of these options are currently exercisable.

(c) Based upon the difference between the last sales price for the Common Stock on NASDAQ on Friday, October 29, 2004 and the exercise price.

Directors’ Compensation

Directors who are not our employees were each paid a $6,250 per quarter director’s fee during the first half of fiscal year 2004 which increased to $10,000 per quarter for the second half of fiscal 2004.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of October 31, 2004 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holder and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, warrants and convertible securities owned by such holder at said date which are exercisable or convertible within 60 days of such date.

Name and Address of Beneficial Owner Directors and Executive Officers*	Shares of Common Stock Beneficially Owned(1)		Percentage Ownership

Marc D. Grodman(2)	1,657,846		13%
Howard Dubinett(3)	481,001		4%
Sam Singer(4)	315,667		2%
Harry Elias	-0	-	0%
Gary Lederman(5)	27,200		**
John Roglieri(6)	52,000		**
Executive Officers and Directors as a group	2,533,714		20%

(six persons)(2)(3)(4)(5)(6)

* The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**	Less than one (1%) percent.

(1)	Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)

Includes 1,429,779 shares owned directly and 4,000 shares issuable upon exercise of options. Also includes 176,067 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 48,000 shares owned by their minor children. Dr. Grodman disclaims beneficial ownership of these 224,067 shares.

(3)

Includes 463,667 shares owned directly and 17,334 shares issuable upon exercise of options. In lieu of an outright sale, on March 30, 2004, Mr. Dubinett entered into a pre-paid variable forward sales contract (“Forward Contract”) with Bear Stearns Bank plc (“Bear Stearns”). Pursuant to the Forward Contract, Mr. Dubinett pledged 100,000 of his shares of Common Stock to secure his obligation to deliver a maximum 100,000 shares of Common Stock to Bear Stearns on March 30, 2006 (the “Settlement Date”). Mr. Dubinett received a prepayment of $1,297,680 from Bear Stearns for his pledge of the 100,000 shares. On the Settlement Date, Mr. Dubinett will be obligated to deliver a variable number of shares to Bear Stearns based on the price of the Common Stock on the Settlement Date, up to a maximum 100,000 shares. Mr. Dubinett will benefit from any excess in the price of the Common Stock on the Settlement Date to the extent it exceeds $16.07 per share up to a maximum $21.69 per share by being able to deliver fewer shares. Until the Settlement Date, Mr. Dubinett is deemed the beneficial owner of the pledged shares.

(4)

Includes 305,667 shares owned directly, 4,000 shares issuable upon exercise of options and 6,000 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 6,000 shares.

(5)	Includes 15,200 shares owned directly and 12,000 shares issuable upon exercise of options.

(6)	Includes 40,000 shares owned directly and 12,000 shares issuable upon exercise of options.

Equity Compensation Plan Information

The following table provides information as of October 31, 2004 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options and Warrants		(b) Weighted-Average Exercise Price per Share of Outstanding Options and Warrants	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	694,580	(1)	$6.44	696,000	(2)

Equity Compensation Plans Not Approved by Stockholders	326,000	(3)	$3.16	-0	-

Totals	1,020,580		$5.39	696,000

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 1989, 2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

(3) Includes 200,000 shares issuable upon exercise of Warrants held by a software provider; 70,000 shares issuable upon exercise of NQOs held by members of the Company’s Scientific

Advisory Board; 36,000 shares issuable upon exercise of NQOs held by five directors; and 20,000 shares issuable upon exercise of NQOs held by a consultant. The Warrants and the NQOs held by the software provider, the members of the Scientific Advisory Committee and the consultant were issued pursuant to individual contracts with each recipient.

Item 13. - Certain Relationships and Related Transactions

On April 20, 1993, in order to facilitate the Company’s 1993 public offering, Dr. Grodman canceled his pro-rata option and all other outstanding options and warrants to purchase shares of Common Stock held by Dr. Grodman, his wife and an affiliated entity (the “Grodman Group”) exercisable to purchase an aggregate 604,078 shares of Common Stock at prices ranging from $1.4438 to $1.50 or an average price of $1.47 per share. The pro-rata option permitted the Grodman Group to purchase a proportionate number of shares of Common Stock or securities convertible into shares of Common Stock sold or issued by the Company so as to continue to maintain an approximately 19.6% beneficial ownership in the Common Stock on a fully diluted basis. In consideration for the cancellation, the Company issued 604,078 shares of a new class of senior preferred stock, $.10 par value per share (“Senior Preferred Stock”) to the Grodman Group.  Each share of Senior Preferred Stock had the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock and for a period of ten years after issuance, was convertible into one share of Common Stock upon payment of a conversion price of $1.50 per share.  The 604,078 shares of Senior Preferred Stock were issued to the Grodman Group on August 23, 1993. On May 13, 1997 pursuant to a recapitalization, the Senior Preferred Stock was retired in exchange for a new class of Series A Senior Preferred Stock issued to the Grodman Group. The new Series A Senior Preferred Stock was convertible into an aggregate 604,078 shares of Common Stock on or before May 1, 2007 at a conversion price of $.75 per share and had the same voting rights (one vote per share), dividend rights and liquidation rights as each share of Common Stock On July 23, 2004, Dr. and Mrs. Grodman paid the $453,059 aggregate conversion price and converted their 604,078 shares of Series A Senior Preferred Stock into 604,078 shares of Common Stock.

Item 14          Principal Accountant Fees and Services

The firm of Moore Stephens, P.C. (“Moore Stephens”) certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2004 and 2003. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

Moore Stephens billed us $125,595 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2004 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to $124,485 in billings for such services for the fiscal year ended October 31, 2003. In addition, Moore Stephens billed us $7,600 in fiscal 2004 for its audit of our 401(k) Plan for calendar year 2003 as compared to $9,360 of such fees in fiscal 2003 with respect to calendar year 2002.

(2)          Audit-Related Fees

Moore Stephens did not render any services related to the performance of the audit or review of our financial statements for fiscal 2004 or 2003 other than the services reported in Item 14 (1) herein.

(3)          Tax Fees

Moore Stephens billed us approximately $39,000 for tax services for fiscal 2004 and approximately $29,000 for tax services for fiscal 2003. The fees were billed for tax return preparation.

(4)                                  All Other Fees

No fees were billed to us by Moore Stephens with respect to fiscal 2004 or fiscal 2003 other than for services described in Item 14 (1) and (3) herein.

(5)          Pre-Approval Policies and Procedures

The engagement of Moore Stephens to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

The following financial statements of the Company are included in Part II, Item 7

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2004 and 2003

Consolidated Statements of Operations- Years ended October 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity Years ended October 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows - Years ended October 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements-

2.	Financial Statements Schedule

Schedule II -

Years ended October 31, 2004, 2003 and 2002

3.	Exhibits

Exhibit No.	Item	Incorporated by Reference to

3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

4.1*	Form of Common Stock Certificate, $.01 par value	(C)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises

10.1.2	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.5.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.11*	Stock Purchase Agreement dated May 14, 2001, between the Company on the one hand and CastleTop Investments, L.P. (an affiliate of Morton L. Topfer) and Morton L. Topfer on the other	(H)

10.12*	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.	(H)

10.12.1	Addendum dated as of December 27, 2004 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.

10.13	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.

21	Subsidiaries of the Company

The following are the Company’s two wholly-owned subsidiaries:

State of Incorporation	Name under which it Conducts or Conducted Business

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

(A)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-31360).
(B)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10KSB for the year ended October 31, 1992.
(C)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form SB-2 (File No. 33-68678).
(D)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-18 (File No. 33-5048-NY).
(E)	Incorporated by reference to exhibit filed with the Company’s report on Form 8-A dated March 31, 1998.
(F)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999.
(G)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000.
(H)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2001.
(I)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2002
(J)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-111578).
(K)	Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K (for December 6, 2004).

(b)	Reports on Form 8-K

On October 12, 2004, we filed a current report on Form 8-K reporting our execution on October 5, 2004 (as of September 30, 2004) of an Amended and Restated Loan and Security Agreement with PNC Bank, National Association.

On December 10, 2004, we filed a current report on Form 8-K, reporting our execution of a seven year Employment Agreement commencing November1, 2004 with our President and Chief Executive Officer, Marc Grodman.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By:	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January12, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 12, 2005

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 12, 2005

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 12, 2005

/S/ Harry Elias
Harry Elias
Director
January 12, 2005

/S/ Gary Lederman
Gary Lederman
Director
January 12, 2005

/S/ John Roglieri
John Roglieri
Director
January 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Reference Laboratories, Inc.
Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

December 17, 2004

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2004	2003
Assets:
Current Assets:
Cash and Cash Equivalents	$6,681	$3,966
Accounts Receivable - Net	40,952	32,913
Inventory	1,277	1,088
Other Current Assets	834	763
Deferred Tax Asset	1,029	—

Total Current Assets	50,773	38,730

Property and Equipment - At Cost	13,501	7,485

Less: Accumulated Depreciation	4,225	2,722

Property and Equipment - Net	9,276	4,763

Other Assets:
Deposits	426	314
Goodwill - Net	8,190	5,843
Intangible Assets - Net	2,438	2,299
Other Assets	1,048	1,270

Total Other Assets	12,102	9,726

Total Assets	$72,151	$53,219

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2004	2003
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts Payable	$10,801	$7,900
Accrued Salaries and Commissions	2,139	1,719
Accrued Taxes and Expenses	1,081	1,158
Revolving Note Payable - Bank	10,333	8,718
Current Maturities of Long-Term Debt	1,273	—
Capitalized Lease Obligation - Short-Term Portion	1,331	933

Total Current Liabilities	26,958	20,428

Long-Term Liabilities:
Capitalized Lease Obligations - Long-Term Portion	3,092	2,127
Long-Term Debt—Net of Current Portion	1,061	—
Other Long-Term Liabilities	25	75
Deferred Tax Liabilities	342	631

Total Long-Term Liabilities	4,520	2,833

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,059,589 Shares; None Issued	—	—

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized, Issued and Outstanding; None and 604,078 Shares at October 31, 2004 and 2003, respectively	—	60

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	—	—

Common Stock, Par Value $.01 Per Share, Authorized 35,000,000 Shares; Issued and Outstanding 12,657,939 and 11,451,023 Shares at October 31, 2004 and 2003, Respectively	127	115

Additional Paid-in Capital	30,099	27,907

Retained Earnings	10,831	2,315

Totals	41,057	30,397
Deferred Compensation	(384)	(439)

Total Shareholders’ Equity	40,673	29,958

Total Liabilities and Shareholders’ Equity	$72,151	$53,219

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Per Share Data]

	Years ended October 31,
	2004	2003	2002

Net Revenues	$136,184	$109,034	$96,631

Cost of Services:
Depreciation and Amortization	1,764	1,032	650
Employee Related Expenses	30,818	26,562	23,669
Reagents and Laboratory Supplies	20,523	16,843	15,418
Other Cost of Services	15,096	11,779	11,969

Total Cost of Services	68,201	56,216	51,706

Gross Profit	67,983	52,818	44,925

General and Administrative Expenses:
Depreciation and Amortization	838	689	899
General and Administrative Expenses	36,819	30,038	25,613
Provision for Doubtful Accounts	17,506	12,806	12,341

Total General and Administrative Expenses	55,163	43,533	38,853

Income from Operations	12,820	9,285	6,072

Other [Income] Expense:
Interest Expense	667	704	889
Interest Income	(33)	(23)	(40)

Total Other Expense - Net	634	681	849

Income Before Income Taxes	12,186	8,604	5,223

Provision for Income Tax Expense	3,670	2,064	301

Net Income	$8,516	$6,540	$4,922

Net Income Per Common Share - Basic	$.71	$.57	$.43

Net Income Per Common Share - Diluted	$.67	$.51	$.39

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands]

	Series A Senior Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated [Deficit]	Deferred Compensation	Total Shareholders’ Equity

	Shares	Amount	Shares	Amount

Balance – October 31, 2001	604,078	$60	11,010,646	$110	$28,101	$(9,147)	$(651)	$18,473

Amortization of Deferred Compensation	—	—	—	—	—	—	293	293
Reclassification of Warrants	—	—	—	—	(70)	—	70	—
Exercise of Options - Employees	—	—	532,937	5	449	—	—	454
Exercise of Options - Consultants	—	—	45,000	1	64	—	—	65
Net Income	—	—	—	—	—	4,922	—	4,922

Balance - October 31, 2002	604,078	60	11,588,583	116	28,544	(4,225)	(288)	24,207

Amortization of Deferred Compensation	—	—	—	—	—	—	140	140
Shares Issued for Compensation	—	—	10,000	—	15	—	—	15
Exercise of Options - Employees	—	—	82,140	1	125	—	—	126
Warrants Issued to Advisory Board	—	—	—	—	291	—	(291)	—
Common Stock Repurchased and Retired	—	—	(229,700)	(2)	(1,068)	—	—	(1,070)
Net Income	—	—	—	—	—	6,540	—	6,540

Balance - October 31, 2003	604,078	60	11,451,023	115	27,907	2,315	(439)	29,958

Warrants Issued to Advisory Board	—	—	—	—	137	—	(137)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	192	192
Common Stock Repurchased and Retired	—	—	(30,000)	—	(350)	—	—	(350)
Exercise of Stock Options	—	—	632,838	6	1,898	—	—	1,904
Conversion of Preferred Stock to Common Stock	(604,078)	(60)	604,078	6	507	—	—	453
Net Income	—	—	—	—	—	8,516	—	8,516
Balance – October 31, 2004	—	$—	12,657,939	$127	$30,099	$10,831	$384	$40,673

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years ended October 31,
	2004	2003	2002
Operating Activities:
Net Income	$8,516	$6,540	$4,922
Adjustments to Reconcile Net Income to Net Cash Provided by [Used for] Operating Activities:
Depreciation and Amortization	2,602	1,722	1,549
Amortization of Deferred Compensation	192	140	293
Provision for Doubtful Accounts	17,506	12,806	12,341
Deferred Income Tax (Benefit)/Expense	(1,318)	939	262
Stock Issued for Compensation	—	15	—

Changes in Assets and Liabilities
[Net of Effects from Acquisitions]:
[Increase] Decrease in:
Accounts Receivable	(25,330)	(17,020)	(13,753)
Inventory	(189)	(7)	(95)
Other Current Assets	(71)	113	(441)
Other Assets	222	(203)	(107)
Deposits	(112)	(21)	(33)

Increase [Decrease] in:
Accounts Payable, Accrued Taxes and Expenses	3,008	569	(256)

Total Adjustments	(3,490)	(947)	(240)

Net Cash - Operating Activities - Forward	5,026	5,593	4,682

Investing Activities:
Business Acquisitions	(3,146)	—	—
Acquisition of Property and Equipment	(3,541)	(1,105)	(433)
Capitalized Software Development Costs	—	—	(210)
Repayment of Related Party Receivable	—	—	9
Capitalized Loan Fees	(75)	—	9

Net Cash - Investing Activities - Forward	(6,762)	(1,105)	(634)

Financing Activities:
Proceeds from Long-Term Debt	2,546	—	—
Payments of Long-Term Debt	(212)	(400)	(1,060)
Payments of Capital Lease Obligations	(1,505)	(753)	(384)
Increase [Decrease] in Revolving Line of Credit	1,615	(1,828)	(2,075)
Proceeds from the Exercise of Stock Options	1,904	126	519
Conversion of Preferred Stock	453	—	—
Common Stock Repurchased	(350)	(1,070)	—

Net Cash - Financing Activities - Forward	$4,451	$(3,925)	$(3,000)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

	Years ended October 31,
	2004	2003	2002

Net Cash - Operating Activities - Forwarded	$5,026	$5,593	$4,682

Net Cash - Investing Activities - Forwarded	(6,762)	(1,105)	(634)

Net Cash - Financing Activities - Forwarded	4,451	(3,925)	(3,000)

Net Increase in Cash and Cash Equivalents	2,715	563	1,048

Cash and Cash Equivalents - Beginning of Years	3,966	3,403	2,355

Cash and Cash Equivalents - End of Years	$6,681	$3,966	$3,403

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$646	$723	$926
Income Taxes	$4,590	$326	$274

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In fiscal 2004 and 2003, the Company issued 15,000 and 70,000 common stock options valued at $137 and $291 to members of its Scientific Advisory Board as deferred compensation.

During fiscal 2004, 2003 and 2002, the Company wrote-off approximately $617, $310 and $1,340 of furniture and equipment which were fully depreciated.

Approximately $428 and $467 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized, were written off in fiscal 2004 and 2002, respectively.

During fiscal 2004, 2003 and 2002, the Company incurred capital lease obligations totaling approximately $2,869, $1,807 and $1,476 in connection with the acquisition of property and equipment.

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

In July 2004, the Company acquired certain operating assets of Cancer Genetics, Inc. (CGI), a cancer cytogenetics testing laboratory located in Milford, MA. The Company retained the supervisory staff and continues to operate the laboratory at its leased facility in Milford, MA. (See Note 18).

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $4,282 and $1,447 in cash equivalents at October 31, 2004 and 2003, respectively.

Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market.  Inventory consists primarily of purchased laboratory supplies.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $2,034, $1,153 and $705 for the years ended October 31, 2004, 2003 and 2002, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in income.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2004, 2003 and 2002.

The balance sheet reflects accumulated amortization of $2,401 and $2,401 as of October 31, 2004 and 2003, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The statements of operations reflect amortization expense related to intangible assets of $568, $569, and $631 for the years ended October 31, 2004, 2003 and 2002, respectively.  The balance sheet reflects accumulated amortization of $2,794, and $2,654 as of October 31, 2004, and 2003, respectively.

Internal Use Software Costs - The Company accounts for internal use software costs in accordance with Statement of Position 98-1 [“SOP 98-1”], “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Per SOP 98-1, the Company has capitalized certain internal use software and web site development costs totaling approximately $210 during the year ended October 31, 2002.  No costs were capitalized during fiscal 2004 and 2003.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized.

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

	Years ended October 31,
	2004	2003	2002

Gross Revenues	$341,180	$269,676	$232,772

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	92,753	78,148	65,401
Other	112,243	82,494	70,740
Total Contractual Adjustments and Discounts	204,996	160,642	136,141
Net Revenues	$136,184	$109,034	$96,631

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $38,102 and $29,185 as of October 31, 2004 and 2003, respectively.

As of October 31, 2004 and 2003, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2004	2003

Contractual Credits/Discounts	$31,067	$24,026
Doubtful Accounts	7,035	5,159

Total Allowance	$38,102	$29,185

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

Earnings Per Share - Basic earnings per share [“EPS”] reflects the amount of income [loss] attributable to each share of common stock based on average common shares outstanding during the period.  Diluted EPS reflects Basic EPS while giving effect to all potential dilutive common shares that were outstanding during the period, such as common shares that could result from the exercise or conversion of securities into common stock.  The computation of Diluted EPS is calculated by using the treasury stock method, which assumes that any proceeds obtained from the exercise of such dilutive securities would be used to purchase common stock at the average market price of the common stock during the period.  This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the securities assumed to be exercised.  Securities whose conversion would have an anti-dilutive effect on EPS are not assumed converted.  Securities that could potentially dilute earnings in the future are disclosed in Note 10.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2004, 2003 and 2002.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees,” for financial reporting purposes.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $272, $188 and $105 for the years ended October 31, 2004, 2003 and 2002, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2004	2003

Medical Equipment	$5,980	$4,119
Leasehold Improvements	3,313	1,728
Furniture, Fixtures and Office Equipment	1,873	994
Automobiles	2,335	644

Totals	13,501	7,485
Less: Accumulated Depreciation	4,225	2,722

Totals - Net of Accumulated Depreciation	$9,276	$4,763

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2004:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535	$943	$592
Customer Lists	20	1,697	860	837
Covenants Not-to-Compete	2	5	1	4
Employment Agreement	7	825	661	164
Costs Related to Acquisitions	19	1,015	260	755
Patent	17	156	70	86

Totals	11	$5,233	$2,795	$2,438

October 31, 2003:

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535	$647	$888
Customer Lists	20	1,230	783	447
Covenants Not-to-Compete	2	119	119	—
Employment Agreement	7	825	532	293
Costs Related to Acquisitions	19	1,088	512	576
Patent	17	156	61	95

Totals	10	$4,953	$2,654	$2,299

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2004 is as follows:

Year Ended October 31,
2005	$619
2006	476
2007	223
2008	150
2009	130
Thereafter	840

Total	$2,438

[5] Revolving Note Payable - Bank

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2004, the Company had elected to have $6,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 3.16% at October 31, 2004.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2004, advances of $4,333 were subject to interest at the prime rate.  As of October 31, 2004 and 2003, the bank’s prime rate of interest was 4.75% and 4.00%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2004, the Company utilized $12,879 (including $2,546 utilized under the “acquisition subline”) and had $17,121 of available unused credit under this revolving note payable loan agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2004 and 2003 was approximately 3.92% and 2.85%, respectively.

[6] Long-Term Debt - Bank

In connection with the CGI acquisition, the Company borrowed $2,546 under the “acquisition subline” available under the revolving note payable agreement (See notes 5 and 18). Principal and interest are due in 26 equal installments of $113 through August 2006. At October 31, 2004 the Company had a principal balance of $2,334 outstanding. Interest is charged at the bank’s prime rate of interest plus 1% per annum. At October 31, 2004 the principal balance outstanding under the borrowing was subject to interest at 5.75% per annum.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2004 is as follows:

Year Ended October 31,
2005	$1,273
2006	1,061
2,334

[7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2004, 2003 and 2002, the Company recorded an expense of $50 , $50 and $50, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer. See Note 9A as to the conversion by the Company’s Chief Executive Officer and his wife of shares of Series A Senior preferred Stock during fiscal 2004.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2004	2003	2002

U.S. Federal Statutory Rate	34.0%	34.0%	34.0%
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	6.0%	6.0%	6.0%
Permanent Differences and Other	(10.0)%	13%	—%
Utilization of Net Operating Loss Carryforwards	—%	(18.0)%	(18.0)%
Change in Valuation Allowance	—%	(11.0)%	(16.0)%

Actual Rate	30.0%	24.0%	6.0%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2004	2003	2002
Current:
Federal	$3,562	$543	$—
State and Local	1,426	582	39

Deferred:
Federal	(1,120)	798	222
State and Local	(198)	141	40

Total Provision [Benefit] for Income Taxes	$3,670	$2,064	$301

At October 31, 2004 and 2003, the Company had a net deferred tax asset [liability] of approximately $687 and $(631) , respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal 2004, the Company had no net operating loss carryforwards available to reduce current year taxable income. For fiscal 2003, the Company utilized approximately $4,378 (federal) and $2,682 (state) of net operating loss carryforwards to reduce current year taxable income.

	October 31,
	2004	2003
Deferred Tax Asset:
Bad Debt Allowance	$2,814	$2,064
Accrued Expenses	329	277

	3,143	2,341
Deferred Tax Liability:
Deferred Costs	(2,114)	(2,563)
Property and Equipment	(342)	(409)

	(2,456)	(2,972)

Deferred Tax Asset [Liability]– Net	$687	$(631)

As Follows:

Net Current Deferred Tax Asset	$1,029	$—
Net Long-Term Deferred Tax Liability	(342)	(631)

Deferred Tax Asset [Liability] - Net	$687	$(631)

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  At October 31, 2003, there were 604,078 shares of Series A Senior preferred stock issued and outstanding.  The Series A Senior preferred stock is convertible into an aggregate 604,078 shares of common stock on or before May 1, 2007 at a conversion price of $.75 per share and has the same voting rights [one vote per share], dividend rights and liquidation rights as each share of common stock. In July 2004, the Series A Senior preferred stock shareholders (the Company’s Chief Executive Officer and his wife) converted 604,078 shares of preferred stock into an equal number of common shares of the Company. The Company received approximately $453 in proceeds upon conversion.

In July 2003, the stockholders approved an increase in the number of authorized shares of common stock from 18,333,333 shares to 35,000,000 shares.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On March 31, 1998, the Company’s Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of Common Stock and each outstanding share of Series A Senior Preferred Stock.  Each Right entitles the registered holder to purchase one one-ten-thousandth of a share of Series A Junior Participating Preferred Stock [the “Junior Preferred Stock”] from the Company at a price of $4.00.  Because of the nature of the dividend, liquidation and voting rights of the Junior Preferred Stock, the value of each one-ten-thousandth of a share of Junior Preferred Stock is intended to approximate the value of one share of Common Stock.  Junior Preferred Stock purchasable upon exercise of the Rights will not be redeemable.  Each outstanding share of Junior Preferred Stock will be entitled to a minimum preferential quarterly dividend of $.05 per share and will be entitled to an aggregate dividend of 10,000 times the dividend declared per share of Common Stock.  In the event of liquidation, the holders of the Junior Preferred Stock will be entitled to a minimum preferential liquidation payment of $10 per share and will be entitled to an aggregate payment of 10,000 times the payment made per share of Common Stock.  Each share of Junior Preferred Stock will have 10,000 votes, voting together with the Common Stock.

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

The Company implemented a stock repurchase program to repurchase up to 500,000 shares of its common stock in the over-the-counter market on or before October 31, 2004 provided (1) all such repurchases and bids to repurchase effective on any given day shall be made only through a single broker or dealer on that day (2) any such repurchases on a given day shall not be the opening transaction recorded to the consolidated transaction reporting system and no repurchases shall be made during the last half hour before the scheduled close of trading (3) the highest price paid to repurchase any shares shall not exceed the higher of the highest independent bid or the last independent reported sale price and (4) the maximum number of shares that can be repurchased on a given day (excluding block repurchases) shall not exceed 25% of the average daily trading volume reported for the four calendar weeks preceding the week in which the repurchase is made. Common Stock acquired by the Company under the repurchase program are to be retired and canceled. In fiscal 2004 and 2003, the Company repurchased 30,000 and 229,300 shares of the Company’s common stock at a cost of $350 and $1,070, respectively.

[B] Equity Transactions for Services - For the year ended October 31, 2003, the Company issued 10,000 shares of common stock for employment services having a value of $15.  In fiscal 2004 and 2002, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Income Per Share

The computation of basic and diluted net income per common share was as follows [in thousands, except per share data]:

	For the years ended October 31,
	2004	2003	2002

Income Available to Common Stockholders	$8,516	$6,540	$4,922
Weighted Average Common Shares Outstanding	12,078	11,489	11,378

Effect of Dilutive Securities:
Convertible Preferred Stock	—	542	545
Warrants/Options	637	767	857

Weighted Average Diluted Common Shares Outstanding	12,715	12,798	12,780

Net Income Per Share - Basic	$.71	$.57	$.43
Net Income Per Share - Diluted	$.67	$.51	$.39

For the year ended October 31, 2004, outstanding options to purchase 77,000 shares of company common stock at exercise price of $14.96 were not included in the computation of diluted EPS. For the year ended October 31, 2003, outstanding options to purchase 177,000 shares of Company common stock at exercise prices ranging from $7.79 to $11.67 per share were not included in the computation of diluted EPS.  For the year ended October 31, 2002, outstanding options to purchase 25,000 shares and 50,000 shares of the Company’s common stock at an exercise price of $7.97 and $7.79 per share were not included in the computation of diluted EPS. The exercise price of these options and warrants was greater than the average market price of the common shares and they are considered anti-dilutive.  These securities could potentially dilute EPS in the future.

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. During fiscal 2004, the Company issued 104,000 incentive stock options under the 2003 Plan and options to purchase 2,000 shares of common stock were exercised.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal 2000, 200,000 options were granted under the 2000 Plan which vest in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal 2004, 2003 and 2002, 50,000, 281,000 and 241,000 options were granted under the Plan. A total of 215,088, 15,000 and 10,000 incentive stock options issued under the 2000 Plan were exercised in fiscal 2004, 2003 and 2002, respectively. A total of 57,000 options were cancelled in fiscal 2003.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of 205,000, 5,000 and 275,337incentive stock options issued under the 1989 Plan were exercised in fiscal 2004, 2003 and 2002.  Additionally, 11,667 options were canceled in fiscal 2003.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999 termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2003	—	$—

Granted	104	14.24
Expired	—	—
Exercised	(2)	12.09

Outstanding and Eligible for Exercise at October 31, 2004	102	14.29

	2000 Plan		1989 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]		[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2001	265	$1.21	549	$.73

Granted	241	7.07	—	—
Expired	—	—	—	—
Exercised	(10)	1.68	(275)	.72

Outstanding at October 31, 2002	496	4.27	274.72

Granted	281	6.34	—	—
Cancelled/Expired	(57)	7.16	(11)	.72
Exercised	(15)	1.13	(5)	.72

Outstanding at October 31, 2003	705	$4.93	258	$.72

Granted	50	14.68	—	—
Expired	—	—	—	—
Exercised	(215)	6.20	(205)	.72

Outstanding at October 31, 2004	540	5.51	53.72

Eligible for Exercise at October 31, 2004	480	$5.90	53	$.72

	Options Outstanding			Options Exercisable
	Weighted Average			Number of Options	Weighted Average Exercise Price
Exercise Price Range	Number of Shares Under Option	Remaining Contractual Life	Exercise Price Per Share
	[In Thousands]	[In Years]		[In Thousands]

$.71875 Per Share	53	2.58	$.72	53	$.72
$1.688 Per Share	215	5.83	$1.69	165	$1.69
$4.21 to $5.70 Per Share	65	8.51	$5.24	65	$5.24
$5.94 to $6.82 Per Share	100	7.37	$6.78	100	$6.78
$7.19 to $8.40 Per Share	108	8.34	$7.78	108	$7.78
$9.66 to $11.67 Per Share	2	8.83	$9.66	2	$9.66
$12.09 to $14.50 per share	75	9.54	$12.77	65	$12.63
$15.34 per share	66	9.17	$15.34	66	$15.34
$17.75 to $21.46 per share	11	9.30	$20.11	11	$20.11

	695			635

The weighted average grant date fair value of incentive stock options under the 2003 and 2000 Plan granted during the year ended October 31, 2004, 2003 and 2002 was $14.68, $6.34 and $7.07 per share, respectively.  These options have weighted average remaining contractual lives of approximately 8 years.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  No compensation cost was recognized for stock-based employee compensation awards for the years ended October 31, 2004, 2003 and 2002.

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

	Shares Under Options and Warrants	Weighted Average Exercise Price Per Share
	[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2001	890	$1.34

Granted	65	6.19
Expired	(105)	.63
Exercised	(292)	1.01

Outstanding and Eligible for Exercise at October 31, 2002	558	2.21

Granted	70	7.60
Cancelled/Expired	(32)	1.77
Exercised	(62)	1.69

Outstanding at October 31, 2003	534	$2.98

Granted	15	13.10
Cancelled/Expired	(12)	4.36
Exercised	(211)	3.10

Outstanding at October 31, 2004	326	$3.80

Eligible for Exercise at October 31, 2004	316	$3.54

[B] Non-Incentive Stock Options and Warrants [Continued] – In fiscal 2004, the Company granted 15,000 options to purchase common stock to an advisory board member with an exercise price of $13.70. A total of 5,000 options vested immediately with the remaining 10,000 to vest over a two year period. The fair value of $134 has been recorded as deferred compensation and is being expensed over the term of the related service agreement. During fiscal 2003, the Company granted 70,000 options to purchase common stock to members of a newly formed scientific advisory board.  The exercise prices of these options ranged from $6.98 to $7.94 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of those options granted in fiscal 2003 was approximately $291 and has been accounted for as deferred compensation ti be expensed over the terms of the agreements.

During the year ended October 31, 2002, the Company issued options to purchase 65,000 shares of the Company’s common stock at prices ranging from $3.60 to $7.97 in connection with employment agreements and employee incentives.  Included in the options issued in fiscal 2002 were options issued to directors of the Company to purchase 24,000 shares of common stock at a price of $6.80 per share.

The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost was recognized against income for employee non-incentive stock options and warrants for the years ended October 31, 2004 and 2002

	Options and Warrants Outstanding		Options and Warrants Exercisable
Exercise Price Range	Weighted Number of Shares Under Options and Warrants	Average Remaining Contractual Life	Weighted Average Exercise Price Per Share	Number of Shares Under Options and Warrants	Weighted Average Exercise Price Per Share
	[In Thousands]	[In Years]		[In Thousands]

$1.19 Per Share	20	1.08	$1.19	20	$1.19
$2.00 Per Share	200	1.25	$2.00	200	$2.00
$3.14 Per Share	16	1.67	$3.14	16	$3.14
$6.80 Per Share	20	2.25	$6.80	20	$6.80
$6.98 to $7.94 Per Share	55	2.33	$6.23	55	$6.23
$13.70 Per Share	15	3.17	$13.70	5	$13.70
	326			316

These options have weighted average remaining contractual lives of approximately 2 years.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2004, 2003 and 2002 were $8.94, $4.16 and $6.19 per share, respectively.

[A] and [B] Pro Forma - The Company issued employee stock options through stock-based employee compensation plans and also issued employee non-incentive stock options.  The Company accounts for these options under the measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under these plans as well as employee non-incentive stock options have an exercise price equal to the fair market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Year ended October 31,
	2004	2003	2002
Net Income [Loss]:
As Reported	$8,516	$6,540	$4,922

Deduct: Stock Based Employee Compensation Expense Determined Under the Fair Value Based Method - Net of Tax	(1,310)	(1,453)	(1,841)

Pro Forma - Net Income	$7,206	$5,087	$3,081

Basic Earnings Per Share:
As Reported	$.71	$.57	$.43
Pro Forma	$.60	$.44	$.27

Diluted Earnings Per Share:
As Reported	$.67	$.51	$.39
Pro Forma	$.57	$.40	$.24

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

Year Ended	Risk-Free Interest Rate	Expected Life	Expected Volatility	Expected Dividends

October 31, 2004	4.0%	4 Years	115.21%	None
October 31, 2003	5.0%	7 Years	87.91%	None
October 31, 2002	5.0%	6 Years	113.40%	None

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreements range from three years and two months to four years and three months.

The Company has also entered into various employment contracts and consulting agreements for periods ranging from one to seven years. In January 2004, the Employment Agreement of the Chief Financial Officer/Vice President and Chief Operating Officer/Executive Vice President were extended for two additional years beyond their October 31, 2004 termination date. Minimum annual compensation under these extended agreements is equal to Fiscal 2002 Annual Compensation , subject to increases in the Consumer Price Index as well as to stage increases as defined in the Agreement. Subsequent to October 31, 2004, the Company entered into a new Employment Agreement with its Chief Executive Officer, President which expires on October 31, 2007. (See Note 23).  At October 31, 2004, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,	Employees and Consultants	Advisory Board

2005	$2,218	$70
2006	1,736	70
2007	843	25
2008	750	—
2009	750	—
Thereafter	1,500	165

Total	$7,797	$165

The Company entered into an employment agreement which included a provision for a $250 bonus to be paid over a seven-year period.  At October 31, 2003, the Company had a long-term liability of $75 and $50 current liability related to the remaining bonus amount due the employee.  The balance due at October 31, 2004 will be paid as follows:

2005	$50
2006	25

Total	$75

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into twenty employment agreements which provide for annual aggregate minimum commitments of approximately $5,711 which have no termination dates.

In accordance with Section 402 of the Sarbanes-Oxley Act of 2002 [the “Act”], companies are prohibited from making future loans to officers and directors and also prohibited are any extension of credit after the date of the acts enactment. While the Company had entered into and funded “split-dollar” life insurance agreements of several officer/directors of the Company before passage of the Act, future premiums could be deemed an extension of credit.  Until further clarification of the issue, the Company suspended paying any additional future premiums. In January 2004, the Company adopted a new “split-dollar” life insurance program under which the Company will be the sole owner of the policies (including the cash values of the policies) and will pay the premiums on the policies. Prior to termination of his employment, the executive will have the right to name the beneficiary of the death benefit but will have no access to any policy cash value. The new “split-dollar” insurance program was adopted in consideration of the executives transferring back the ownership of the insurance policies under the original “split-dollar” program of the Company and their reimbursement to the Company of those amounts, if any, by which the premiums paid, exceed the net cash surrender values of the policies.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2009 as follows:

	October 31,
	2004	2003

Medical Equipment	$3,786	$3,482
Furniture, Fixtures and Office Equipment	1,315	221
Automobiles	2,292	638

Totals	7,393	4,341
Less: Accumulated Depreciation	1,998	1,634

Net	$5,395	$2,707

Depreciation expense on assets under capital leases was approximately $364, $325, and $448 for the years ended October 31, 2004, 2003 and 2002, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended October 31,
2005	$1,525
2006	1,485
2007	1,382
2008	925
2009	204
Thereafter	—
Total	5,521
Less: Interest	1,098
Present Value of Minimum Lease Payments	$4,423

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2005 to 2010.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2004, 2003 and 2002 was $3,709, $3,180 and $3,218, respectively.  There were no contingent rental amounts due through October 31, 2004.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases] are as follows:

	Property	Equipment
October 31,
2005	1,117	305
2006	975	205
2007	975	139
2008	888	12
2009	$880	$12
Thereafter	147	—

Totals	$4,982	$673

The Company has entered into several purchase agreements for reagent supplies through March 2009.

Minimum purchase commitments as of October 31, 2004 are as follows:

2005	$2,714
2006	1,877
2007	1,381
2008	106
2009	26
Thereafter	—
$6,104

Reagent supplies expense under purchase agreements amount to $1,777, $673 and $609 for the years ended October 31, 2004, 2003 and 2002, respectively.

In December 2001, one of the Company’s wholly owned subsidiary [CareEvolve] entered into a five year strategic marketing alliance agreement with Roche Diagnostic Corporation [“RDC”].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provide that RDC will provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, shall hire marketing and management personnel to provide increased selling and marketing efforts.  RDC will initially fund CareEvolve the sum of $1,000 which will be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee will be authorized to be paid with the proceeds of the $1,000.  During the term of the agreement, CareEvolve will pay to RDC and Bio-Reference 50% of the net after-tax income generated each quarter.  In addition, the agreement grants RDC an option to purchase an equity interest in CareEvolve from the Company equal to 50% of the ownership in CareEvolve. During fiscal 2004, the Company and RDC were involved in negotiations to amend the agreement and in December 2004 such amendment was completed. The Company took a one-time charge of approximately $400 against fiscal 2004 earnings associated with additional expenses incurred as a result of the amendment. (See Note 23).

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $1,000 .  In addition, the Company maintains excess commercial insurance of $5,000 per occurrence and $5,000 in aggregate.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2004 and 2003, the Company had approximately $1,885 and $2,923 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

In February 2004, the Company acquired certain assets and liabilities of Metropolitan Diagnostic, Inc. (“MDI”) for $500. In connection with the acquisition, the Company received a three year non-compete agreement with the former owners of MDI. The purchase price was principally allocated to a customer list.

In July 2004, the Company entered into an agreement to purchase certain operating assets of CGI for the sum of $2,485. The operations of CGI are included in the Company results of operations commencing August 1, 2004. In connection with the acquisition, the Company entered into employment agreements with key management personnel. In addition, the Company obtained a three year “non-competition/non-solicitation agreement” with the former owners of CGI. The acquisition resulted in goodwill of $2,347 being recorded.

These acquisitions were not material to the financial position or operations of the Company.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $125 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $1,900 per person and $2,000 in the aggregate.  Health insurance premium expense for the years ended October 31, 2004, 2003 and 2002 amounted to approximately $622 , $385 and $383 , respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $3,283 , $2,515 and $2,348 for the years ended October 31, 2004, 2003 and 2002, respectively.  During fiscal 2004, 2003 and 2002, employee contributions of $821, $603 and $437 offset, the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the plan years beginning January 1, 2004, 2003 and 2002, the Company elected to make a matching contribution of 3% of salary not to exceed 250 dollars per participant which amounted to $78, $71 and $65, respectively which were charged to operations.  The employer contribution will be fully vested after the fifth year of service.

[22] New Authoritative Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense,freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs “may” be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of so abnormal. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions – An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. Effective for financial statements with fiscal years beginning after June 15, 2005.

Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets – an amendment to APB No. 29.” This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

In December 2004, the FASB issued SFAS No. 123 (Revised  2004). “Share-Based Payment.” The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The company will be required to adopt SFAS 123 ( R ) as of August 1, 2005. The adoption may have a material impact on the consolidated financial statements of the Company.

[23] Subsequent Event

In November 2004, the Company entered into a seven-year employment agreement with its Chief Executive Officer/President which expires in October 31, 2011. The term of the agreement provides for minimum annual base compensation of $750,000 subject to annual percentage increases based on the increases in the Consumer Price Index and other benefits as defined in the agreement.

In December 2004, the Company and Roche amended its Strategic Marketing Alliance Agreement whereby certain terms of the original agreement were canceled, including among other things, Roche’s obligation to fund operations and expenses of CareEvolve and the Company’s obligation to provide Roche with revenue and equity sharing as defined in the original Agreement.

[24] Selected Quarterly Financial Data [Unaudited]

	Three months ended				Fiscal Year 2004
	1/31/04	4/30/04	7/31/04	10/31/04

Net Revenues	$28,950	$33,647	$35,843	$37,744	$136,184
Gross Profit	$13,905	$16,549	$18,272	$19,257	$67,983
Net Income	$919	$1,959	$2,325	$3,313	$8,516
Net Income Per Common Share:
Basic	$.08	$.16	$.19	$.26	$.71
Diluted	$.07	$.15	$.18	$.25	$.67
Weighted Average Common Shares Outstanding - Basic [in thousands]	11,523	11,920	12,227	12,640	12,078

Weighted Average Common Shares Outstanding -Diluted [in thousands]	13,124	13,188	12,863	13,252	12,715

	Three months ended				Fiscal Year 2003
	1/31/03	4/30/03	7/31/03	10/31/03

Net Revenues	$23,759	$25,951	$28,920	$30,404	$109,034

Gross Profit	$10,572	$12,241	$14,578	$15,427	$52,818
Net Income	$470	$1,523	$2,301	$2,246	$6,540
Net Income Per Common Share:
Basic	$.04	$.13	$.20	$.20	$.57
Diluted	$.04	$.12	$.18	$.17	$.51

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,595	11,487	11,423	11,451	11,489

Weighted Average Common Shares Outstanding - Diluted [in thousands]	12,899	12,665	12,709	13,044	12,798

	Three months ended				Fiscal Year 2002
	1/31/02	4/30/02	7/31/02	10/31/02

Net Revenues	$22,295	$23,864	$24,893	$25,579	$96,631
Gross Profit	9,369	12,648	12,042	10,866	44,925
Net Income	710	1,260	1,505	1,447	4,922
Net Income Per Common Share:
Basic	.06	.11	.13	.12	.43
Diluted	.06	.10	.12	.11	.39

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,104	11,235	11,586	11,586	11,378

Weighted Average Common Shares Outstanding - Diluted [in thousands]	12,801	12,889	13,069	12,975	12,780

.   ..   .   .   ..   .   .   ..   .   .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Bio-Reference Laboratories, Inc.
Elmwood Park, New Jersey

Our report on our audit of the basic financial statements of Bio-Reference Laboratories, Inc. and its subsidiary appears on page 40.  That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial  statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

December 17, 2004

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002.

[In Thousands]

(a)	(b)	(c)	(d)	(e)
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Deductions To Valuation Accounts	Balance at End of Period

Year Ended October 31, 2004
Allowance for Doubtful Accounts	$5,159	$17,506	$(15,630)	$7,035
Contractual Credits/Discounts	24,026	204,996	(197,955)	31,067

Total Allowance	$29,185	$222,502	$(213,585)	$38,102

Year Ended October 31, 2003
Allowance for Doubtful Accounts	$7,035	$12,806	$(14,682)	$5,159
Contractual Credits/Discounts	23,010	160,642	(159,626)	24,026

Total Allowance	$30,045	$173,448	$(174,308)	$29,185

Year Ended October 31, 2002
Allowance for Doubtful Accounts	$4,973	$12,341	$(10,279)	$7,035
Contractual Credits/Discounts	26,405	136,141	(139,536)	23,010

Total Allowance	$31,378	$148,482	$(149,815)	$30,045