Form 10-K/A
period 2004-10-31
BIO REFERENCE LABORATORIES INC
filed 2005-03-03
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT TO APPLICATION OR REPORT
FILED PURSUANT TO SECTION 12, 13, OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

BIO-REFERENCE LABORATORIES, INC.

[Exact name of registrant as specified in its charter]

AMENDMENT NO. 1

The undersigned registrant hereby amends the following item of its Annual Report on Form 10-K for the fiscal year ended October 31, 2004 as set forth in the pages attached hereto:

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

Adding Exhibit 23.1

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
[Registrant]
Date: March 3, 2005

	By	/S/ Sam Singer
Sam Singer
Vice President
Principal Financial and Accounting Officer

PART IV

Item 15. - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)1.	Financial Statements

The following financial statements of the Company are included in Part II, Item 7

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2004 and 2003

Consolidated Statements of Operations-Years ended October 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity Years ended October 31, 2004, 2003, and 2002

Consolidated Statements of Cash Flows -Years ended October 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements-

2.	Financial Statements Schedule

Schedule II -

Years ended October 31, 2004, 2003 and 2002

3.	Exhibits

Exhibit No.	Item	Incorporated by Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

4.1*	Form of Common Stock Certificate, $.01 par value	(C)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(L)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(L)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(L)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(L)

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.5.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.11*	Stock Purchase Agreement dated May 14, 2001, between the Company on the one hand and CastleTop Investments, L.P. (an affiliate of Morton L. Topfer) and Morton L. Topfer on the other	(H)

10.12*	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.	(H)

10.12.1*	Addendum dated as of December 27, 2004 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other.	(L)

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(L)

21*	Subsidiaries of the Company

The following are the Company’s two wholly-owned subsidiaries:

State of Incorporati	Name under which Conducts or Conducted Business

Medilabs, Inc.

New York

Medilabs

CareEvolve.com, Inc.

NewJersey

CareEvolve

23.1	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer

31.2*	Certification of Chief Financial Officer

32.1*	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2*	Certification pursuant to 18 U.S.C. section 1350 of Chief Financial Officer

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

(L)                                 Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004.

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