Form 10-Q
period 2005-01-31
BIO REFERENCE LABORATORIES INC
filed 2005-03-10
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2005

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

Yes ☒    No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 12,668,439 shares of Common Stock ($.01 par value) at March 10, 2005.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2005

I N D E X

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Balance Sheets as of January 31, 2005 (unaudited) and October 31, 2004.

Statements of Operations (unaudited) for the three months ended January 31, 2005 and January 31, 2004

Statements of Cash Flows (unaudited) for the three months ended January 31, 2005 and January 31, 2004

Notes to financial statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 6.	Exhibits

Signatures

Certifications

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2005	2004
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$7,385	$6,681
Accounts Receivable (Net)	43,934	40,952
Inventory	1,395	1,277
Other Current Assets	1,719	1,863
TOTAL CURRENT ASSETS	$54,433	$50,773

PROPERTY, PLANT AND EQUIPMENT	$14,836	$13,501
LESS: Accumulated Depreciation	5,041	4,225
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	$9,795	$9,276

OTHER ASSETS:
Deposits	473	426
Goodwill (Net of Accumulated Amortization of $2,401)	8,190	8,190
Intangible Assets (Net of Accumulated Amortization of $2,946 and $2,795 respectively)	2,269	2,438
Other Assets	1,111	1,048

TOTAL OTHER ASSETS	$12,043	$12,102

TOTAL ASSETS	$76,271	$72,151

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2005	2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$9,599	$10,801
Accrued Salaries and Commissions Payable	2,609	2,139
Accrued Taxes and Expenses	2,038	1,081
Current Maturities of Long-Term Debt	1,273	1,273
Capital Lease Obligations—Short-Term Portion	1,532	1,331
Revolving Note Payable - Bank	13,514	10,333
TOTAL CURRENT LIABILITIES	$30,565	$26,958

LONG-TERM LIABILITIES:
Long-Term Portion — Capital Lease Obligations	3,231	3,092
Long-Term Debt—Net of Current Portion	743	1,061
Other Long-Term Liabilities	25	367

TOTAL LONG-TERM LIABILITIES	$3,999	$4,520

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares,
None Issued	$—	$—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None		—
Series A - Junior Participating Preferred Stock,
$.10 Par Value, Authorized 3,000 Shares; None Issued	$—	$—
Common Stock, $.01 Par Value;
Authorized shares, 35,000,000
Issued and Outstanding shares 12,668,939
at January 31, 2005 and 12,657,939 shares at
October 31, 2004	127	127

Additional Paid-In Capital	30,166	30,099

Retained Earnings	11,756	10,831
Totals	$42,049	$41,057
Deferred Compensation	(342)	(384)

TOTAL SHAREHOLDERS’ EQUITY	$41,707	$40,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$76,271	$72,151

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2005	2004
NET REVENUES:
	$36,835	$28,950
COST OF SERVICES:

Depreciation and Amortization	$681	$348
Employee Related Expenses	8,938	6,873
Reagents and Laboratory Supplies	5,524	4,609
Other Cost of Services	4,248	3,215
TOTAL COST OF SERVICES	$19,391	$15,045

GROSS PROFIT	$17,444	$13,905

GENERAL AND ADMINISTRATIVE EXPENSES:

Depreciation and Amortization	$287	$190
General and Administrative Expenses	10,920	8,423
Provision for Doubtful Accounts	4,583	3,677

TOTAL GENERAL AND ADMIN. EXPENSES	$15,790	$12,290

INCOME FROM OPERATIONS	$1,654	$1,615

OTHER (INCOME) EXPENSES:

Interest Expense	$253	$159
Interest Income	(19)	(5)
TOTAL OTHER EXPENSES - NET	$234	$154

INCOME BEFORE TAX	1,420	1,461
Provision for Income Taxes	$495	$542
NET INCOME	$925	$919

NET INCOME PER COMMON SHARE - BASIC:	$.07	$.08
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	12,666,689	11,522,606

NET INCOME PER COMMON SHARE - DILUTED:	$.07	$.07
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,345,183	13,124,209

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2005	2004

OPERATING ACTIVITIES:
Net Income	$925	$919
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	42	47
Depreciation and Amortization	968	530
Provision for Bad Debts	4,583	3,677
Deferred Income Tax	(303)	—

Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(7,565)	(4,331)
Inventory	(118)	(153)
Other Current Assets	39	313
Other Assets	(28)	337
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	225	(362)

NET CASH - OPERATING ACTIVITIES	$(1,232)	$977

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(612)	$(453)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	$(318)	$—
Payments of Capital Lease Obligations	(383)	(283)
Increase in Revolving Line of Credit	3,181	280
Proceeds from Exercise of Options	68	767

NET CASH - FINANCING ACTIVITIES	$2,548	$764

NET INCREASE IN CASH AND CASH EQUIVALENTS	$704	$1,288

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$6,681	$3,966

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$7,385	$5,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$267	$159
Income Taxes	$682	$100

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

                During the three month periods ended January 31, 2005 and January 31, 2004 the Company entered into capital leases totaling $723 and $515, respectively.

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

[2] The results of operations for the three months ended January 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2004 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2004 Form 10-K.

[5] Revenues are recognized at the time the services are performed.  Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended January 31, [Unaudited]
	2005	2004
Medicare/Medicaid	$25,575	$20,515
Other	31,492	22,828
	$57,067	$43,343

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. Account Receivables on the balance sheets are net of the following amounts for contractual credits and doubtful accounts.

	[Unaudited]
	January 31, 2005	October 31, 2004
Contractual Credits/Discounts	$32,483	$31,067
Doubtful Accounts	7.213	7,035
	$39,696	$38,102

[7]  In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions — An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2, effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment to APB No. 29.” This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

 [8]  At January 31, 2005, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended
	January 31,
	2005	2004

Net Income (Loss)
As Reported	$925	$919

Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	(489)	(665)
Pro-Forma Net Income	436	254

Basic Earnings (Loss) Per Share:
As Reported	$.07	$.08
Pro-Forma	$.03	$.02

Diluted Earnings (Loss) per Share:
As Reported	$.07	$.07
Pro-Forma	$.03	$.02

[9]  The following disclosures present certain information on the Company’s intangible assets as of January 31, 2005 (Unaudited) and October 31, 2004.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At January 31, 2005
[Unaudited]
Software Costs	5 years	1,535	1,020	515

Customer Lists	20 years	1,697	881	816

Covenants not-to-Compete	2 years	5	1	4

Employment Agreements	7 years	825	693	132

Costs Related to Acquisitions	19 years	997	279	718

Patent	17 Years	156	72	84

Totals		$5,215	$2,946	$2,269

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2004

Software Costs	5 years	1,535	943	592

Customer Lists	20 years	1,697	860	837

Covenants not-to-Compete	2 years	5	1	4

Employment Agreements	7 years	825	661	164

Costs Related to Acquisitions	19 years	1,015	260	755

Patent	17 Years	156	70	86

Totals		$5,233	$2,795	$2,438

The aggregate intangible amortization expense for the three months ended January 31, 2005 and 2004 was $154 and $137, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2005 and for the five subsequent years is as follows:

Fiscal Year Ended October 31,		Estimated Amortization Expense
2005		619

2006		476

2007		223

2008		150

2009		130

Thereafter		840

	Total	$2,438

[10]  In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2005, the Company had elected to have $7,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.16% at January 31, 2005.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2005, advances of $6,514 were subject to interest at the prime rate (5.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2005, the Company utilized $15,530 (including $2,016 utilized under the “acquisition subline”) and had $14,470 of available unused credit under this revolving note payable loan agreement.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2005 VS FIRST QUARTER 2004

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to our business, the results of our operations and our financial condition, reference is made to our Annual Report on Form 10-K for the year ended October 31, 2004.

OVERVIEW:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 49% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors:

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

•         adverse litigation results.

We utilize diluted earnings per share (“EPS”) on  pre-tax income as a performance indicator rather than the traditional EPS calculation on an after tax basis.  This pre-tax EPS takes out the nuance of tax differences caused by large net operating loss carryforwards which create benefits (which we used in the past) and tax expense (which we expect in the future).  Our pre-tax EPS on a diluted basis for the first quarter of fiscal years 2005 and 2004 were $.11 and $.11, respectively.

NET REVENUES:

We had net revenues for the three month period ended January 31, 2005 of $36,835 as compared to $28,950 for the three month period ended January 31, 2004. This represents a 27% increase in net revenues. This increase is due primarily to a 14% increase in the number of patients serviced and a 10% increase in net revenue per patient. Our wholly owned subsidiary, CareEvolve, had net revenues of $348 for the three month period ended January 31, 2005 or 2% of the increase in net revenues on a consolidated basis.

The number of patients serviced during the quarter ended January 31, 2005 was approximately 648 thousand which was 14% greater when compared to the prior fiscal year’s quarter ended January 31, 2004. Net revenue per patient for the quarter ended January 31, 2005 was $56.06 compared to net revenue per patient for the quarter ended January 31, 2004 of $50.85, an increase of 10%.

COST OF SERVICES:

Cost of Services increased from $15,045 for the three month period ended January 31, 2004 to $19,391 for the three month period ended January 31, 2005, an increase of $4,346 or 29%. This increase is related to the 27% increase in net revenues. Employee related expenses increased by $2,065 (30%). Over half of the employee related expense increase was attributable to technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation and amortization increased from $348 for the period ended January 31, 2004 to $681 for the period ended January 31, 2005 an increase of $333 or 96% and is consistent in our investment in infrastructure and capacity..

GROSS PROFITS:

Gross profit on net revenues increased 27% to $17,444 for the three month period ended January 31, 2005 compared to $13,905 for the same period ended January 31, 2004. Gross Profit margin decreased 1% in the current period reflecting an increase in direct costs in relation to net revenues and the result of increased expenses in technical and professional personnel in the Company’s cancer and esoteric testing business.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2005 were $15,790 compared to $12,290 for the three month period ended January 31, 2004. This represents an increase of $3,500 (28% ) which was caused primarily by an increase of $960 (33%) in marketing expenses. Over half of which was attributable to expansion of the Company’s sales and marketing activity in its cancer and esoteric testing business. In addition, there was a $440 increase in data processing and computer related expense , including the development of new informatics solutions, a $906 (25%) increase in bad debt expense, which was in line with the increase in revenues and a $97 (51%) increase in depreciation and amortization caused by an increase in infrastructure and capacity. Other cost increases were also primarily due to the increase in revenue for the three month period ended January 31, 2005

INTEREST EXPENSE:

Interest expense increased from $159 for the three month period ended January 31, 2004 to $253 for the three month period ended January 31, 2005, an increase of $94. This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company.  Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $925 for the period ended January 31, 2005, compared to net income of $919 for the same period ended January 31, 2004.  Pre-tax income for the period ended January 31, 2005 was $1,420 compared to $1,461 for the same period ended January 31, 2004, a decrease of $41 (3%). The provision for income taxes decreased from $542 for the period ended January 31, 2004 to $495 for the period ended January 31, 2005. CareEvolve had income of $180 or 19% of the net income realized on a consolidated basis.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

For the Quarter Ended January 31, 2005

Our working capital at January 31, 2005 was $23,868 as compared to $23,815 at October 31, 2004 an increase of $53. Our cash position increased by $704 during the current period. We borrowed $3,181 in short term debt and repaid $701 in existing debt. We had current liabilities of $30,565 at January 31, 2005. We utilized $1,232 in cash from operations, compared to $977 in cash generated from operations for the quarter ended January 31, 2004.

Accounts receivable, net of allowance for doubtful accounts, totaled $43,934 at January 31, 2005, an increase of $2,982 from October 31, 2004 or 17%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2005 increased 17% over the comparable three month period.

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

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. Under the amendment to the Loan and Security Agreement, interest on advances will be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2005, the Company had elected to have $7,000 of the total advances outstanding converted into a Eurodollar rate loan with an interest rate of 4.15% at January 31, 2005.  The remaining outstanding advances during that period were subject to the prime rate of interest (5.25%).  At January 31, 2005, advances of $6,514 were subject to interest at the prime rate.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage, and the prohibition of the payment by the Company of cash dividends.  As of January 31, 2005, the Company utilized $15,530 (including $2,016 utilized under the “acquisition subline”) and had $14,470 of available unused credit under this revolving note payable agreement.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2005
Long - Term Debt	$2,334	$1,273
Capital Leases	5,521	1,525
Operating Leases	4,835	1,422
Purchase Obligations	6,104	2,714
Employment/Consultant Contracts	6,462	2,338
Total	$25,256	$9,272

Our cash balance at January 31, 2005 totaled $7,385 as compared to $6,681 at October 31, 2004.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2005.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs — an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions — An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2, effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment to APB No. 29.” This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the financial statements of the Company.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At January 31, 2005, advances of approximately $6,514 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 5.25%. In addition, we elected to have the remaining $7,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 4.15%.

We estimate that our monthly cash interest expense at January 31, 2005 was approximately $84 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $11.

Item 4 - CONTROLS AND PROCEDURES

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

                (b) Changes in internal controls.  There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15-d-15 that occurred during the Company’s last fiscal quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6

EXHIBITS AND REPORTS ON FORM 8-K

31A         Certification of Chief Executive Officer

31B         Certification of Chief Financial Officer

32A         Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32B         Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman, M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 10, 2005