Form 10-Q
period 2005-04-30
BIO REFERENCE LABORATORIES INC
filed 2005-06-09
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2005

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

Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,695,767 shares of Common Stock ($.01 par value) at June 1, 2005.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2005

I N D E X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Consolidated Balance Sheets as of April 30, 2005 (unaudited) and October 31, 2004

Consolidated Statements of Operations for the three months and six months ended April 30, 2005 and April 30, 2004 (unaudited)

Consolidated Statements of Cash Flows for the six months ended April 30, 2005 and April 30, 2004 (unaudited)

Notes to consolidated financial statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

Certifications

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	April 30, 2005	October 31, 2004
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$8,258	$6,681
Accounts Receivable - Net	46,980	40,952
Inventory	1,591	1,277
Other Current Assets	1,825	1,863
TOTAL CURRENT ASSETS	58,654	50,773

PROPERTY, PLANT AND EQUIPMENT	17,051	13,501
LESS: Accumulated Depreciation	5,944	4,225
TOTAL PROPERTY, PLANT AND EQUIPMENT - NET	11,107	9,276

OTHER ASSETS:
Deposits	468	426
Goodwill (Net of Accumulated Amortization of $2,401)	8,190	8,190
Intangible Assets (Net of Accumulated Amortization of $3,099 and $2,795 respectively)	2,115	2,438
Other Assets	1,183	1,048

TOTAL OTHER ASSETS	11,956	12,102

TOTAL ASSETS	$81,717	$72,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2005	October 31, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$11,606	$10,801
Accrued Salaries and Commissions	2,525	2,139
Accrued Taxes and Expenses	566	1,081
Revolving Note Payable - Bank	16,437	10,333
Current Maturities of Long-Term Debt	1,273	1,273
Capital Lease Obligations—Short-Term Portion	1,808	1,331
TOTAL CURRENT LIABILITIES	34,215	26,958

LONG-TERM LIABILITIES:
Capital Lease Obligations–Long-Term Portion	3,785	3,092
Long-Term Debt—Net of Current Portion	425	1,061
Other Long-Term Liabilities	—	367

TOTAL LONG-TERM LIABILITIES	4,210	4,520

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None		—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized shares, 35,000,000 Issued and Outstanding shares 12,695,767 at April 30, 2005 and 12,657,939 shares at October 31, 2004	127	127

Additional Paid-In Capital	30,282	30,099

Retained Earnings	13,183	10,831
Totals	43,592	41,057
Deferred Compensation	(300)	(384)

TOTAL SHAREHOLDERS’ EQUITY	43,292	40,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$81,717	$72,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,
	2005	2004	2005	2004

NET REVENUES:	$40,049	$33,647	$76,884	$62,597

COST OF SERVICES:

Depreciation and Amortization	$769	$406	$1,450	$754
Employee Related Expenses	9,316	7,651	18,253	14,529
Reagents and Laboratory Supplies	6,071	5,181	11,595	9,785
Other Cost of Services	4,205	3,860	8,453	7,076
TOTAL COST OF SERVICES	$20,361	$17,098	$39,751	$32,144

GROSS PROFIT ON REVENUES	$19,688	$16,549	$37,133	$30,453

General and Administrative Expenses:

Depreciation and Amortization	$297	$192	$585	$382
General and Administrative Expenses	11,501	8,926	22,421	17,349
Bad Debt Expense	5,397	3,904	9,980	7,581

TOTAL GENERAL AND ADMIN. EXPENSES	$17,195	$13,022	$32,986	$25,312

INCOME FROM OPERATIONS	$2,493	$3,527	$4,147	$5,141

OTHER (INCOME) EXPENSE:

Interest Expense	$320	$151	$574	$308
Interest Income	(22)	(8)	(42)	(13)

TOTAL OTHER EXPENSES - NET	$298	$143	$532	$295

INCOME BEFORE INCOME TAXES	$2,195	$3,384	$3,615	$4,846

Provision for Income Taxes	768	1,425	1,263	1,967

NET INCOME	$1,427	$1,959	$2,352	$2,879

NET INCOME PER COMMON SHARE - BASIC:	$.11	$.16	$.19	$.25

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	12,682,213	11,920,106	12,674,451	11,721,356

NET INCOME PER COMMON SHARE - DILUTED:	$.11	.15	.18	.22

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,251,988	13,187,758	13,266,845	13,002,727

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Six months ended April 30,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$2,352	$2,879
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Deferred Compensation	84	97
Depreciation and Amortization	2,035	1,136
Deferred Income Taxes	600	—
Provision for Bad Debts	9,980	7,581
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(16,009)	(11,113)
Inventory	(314)	(93)
Other Current Assets	(899)	141
Deferred Charges	(140)	(44)
Other Assets and Deposits	(24)	242
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	676	(278)

NET CASH - OPERATING ACTIVITIES	(1,659)	548

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(1,592)	$(1,344)
Acquisition of Business Entity	—	(546)

NET CASH - INVESTING ACTIVITIES	$(1,592)	$(1,890)

FINANCING ACTIVITIES:
Proceeds from Exercise of Options	$183	$1,481
Payments of Long-Term Debt	(637)	—
Payments of Capital Lease Obligations	(822)	(693)
Increase (Decrease) in Revolving Line of Credit	6,104	2,470

NET CASH - FINANCING ACTIVITIES	$4,828	3,258

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,577	$1,916

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	6,681	3,966

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$8,258	$5,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$623	$308
Income Taxes	$2,583	$1,967

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the six month period ended April 30, 2005 and April 30, 2004 the Company entered into capital leases totaling $1,993 and $1,065 respectively.

During the six month period ended April 30, 2005 and April 30, 2004 the Company recorded deferred compensation costs of approximately $84 and $97, respectively.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data]

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

[2] The results of operations for the six months ended April 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended April 30		Six Months ended April 30
	[Unaudited]		[Unaudited]
	2005	2004	2005	2004
Medicare/Medicaid	$28,590	$23,275	$54,165	$43,790
Other	38,404	28,671	69,899	51,498
	$66,994	$51,946	$124,064	$95,288

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $46,254 at April 30, 2005 and $38,102 at October 31, 2004 and is comprised of the following items:

	[Unaudited] April 30, 2005	October 31, 2004
Contractual Credits/Discounts	$38,901	$31,067
Doubtful Accounts	7,353	7,035
	$46,254	$38,102

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004). “Share-Based Payment.” The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will be required to adopt SFAS 123 ( R ) as of November 1, 2005. The adoption may have a material impact on the consolidated financial statements of the Company.

[8] At April 30, 2005, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended April 30,			Six Months Ended April 30,
	2005	2004		2005	2004

Net Income (Loss): As Reported	$1,427		$1,959	$2,352		$2,879
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$(569)		$(16)	$(1,058)		$(681)
Pro-Forma Net income	$858		$1,943	$1,294		$2,198

Basic Earnings (Loss) Per Share:
As Reported	$.11	$	. 16	$.19	$	. 25
Pro-Forma	$.07	$	. 16	$.10	$	. 19

Diluted Earnings (Loss) Per Share:
As Reported	$.11	$	. 15	$.18	$	. 22
Pro-Forma	$.06	$	. 15	$.10	$	. 17

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2005 (Unaudited) and October 31, 2004. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At April 30, 2005 [Unaudited]
Software Costs	5 years	$1,535	$1,096	$439
Customer Lists	20 years	1,697	903	794
Covenants not-to-Compete	2 years	5	2	3
Employment Agreements	7 years	825	726	99
Costs Related to Acquisitions	19 years	997	300	697
Patent	17 Years	156	73	83
Totals		$5,215	$3,100	$2,115

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2004
Software Costs	5 years	$1,535	$943	$592
Customer Lists	20 years	1,697	860	837
Covenants not-to-Compete	2 years	5	1	4
Employment Agreements	7 years	825	661	164
Costs Related to Acquisitions	19 years	1,015	260	755
Patent	17 Years	156	70	86
Totals		$5,233	$2,795	$2,438

The aggregate intangible amortization expense for the three months ended April 30, 2005 and 2004 was $153 and $127, respectively and for the six months ended April 30, 2005 and 2004 was $307 and $254, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2005 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2005	$619
2006	476
2007	223
2008	150
2009	130
Thereafter	840
Total	$2,438

[10] In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2005, the Company had elected to have $7,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.15% at April 30, 2005.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2005, advances outstanding of $9,437 were subject to interest at the prime rate (5.75%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2005, the Company utilized $18,983 (including $2,546 utilized under the “acquisition subline”) and had $11,017 of available unused credit under this revolving note payable loan agreement.

[11] Subsequent Event. On June 2, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31, 2007.

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

•                                          changes in payor mix.

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

•                                          failure to comply with the Federal Occupational Safety and Health Administration and the failure to comply with HIPAA, which could result in significant fines as well as substantial criminal penalties.

•                                          failure to maintain our days sales outstanding levels.

•                                          our ability to attract and retain experienced and qualified personnel.

•                                          our failure to integrate newly acquired businesses (if any) and the cost related to such integration.

COMPARISON OF SECOND QUARTER 2005 VS SECOND QUARTER 2004

NET REVENUES:

Net revenues for the three month period ended April 30, 2005 were $40,049 as compared to $33,647 for the three month period ended April 30, 2004; which represents a 19% increase in net revenues. This increase is due to a 12% increase in patient counts and an increase in revenue per patient of 6% due to a shift in business to higher reimbursement esoteric testing. Our wholly owned subsidiary, CareEvolve, had net revenues of $226 for the three month period ended April 30, 2005.

The number of patients serviced during the three month period ended April 30, 2005 was 719 thousand which was 12% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2005 was $55.22 compared to net revenue per patient of $52.24 for the three month period ended April 30, 2004, an increase of $2.98 or 6%.

COST OF SERVICES:

Cost of Services increased from $17,098 for the three month period ended April 30, 2004 to $20,361 for the three month period ended April 30, 2005, an increase of $3,263 or 19%. This increase is related to the increase in net revenues of 19%. Employee related expenses increased by $1,665 (22%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $406 for the period ended April 30, 2004 to $769 for the period ended April 30, 2005, an increase of $363 or 89%, and is consistent with our investment in infrastructure and capacity. Total depreciation and amortization increased from $598 for the period ended April 30, 2004 to $1,066 for the period ended April 30, 2005 or 78%.

GROSS PROFITS:

Gross profits increased from $16,549 for the three month period ended April 30, 2004 to $19,688 for the three month period ended April 30, 2005; an increase of $3,139 or 19%. Gross profit margin remained constant at 49%, reflecting a cost structure rising in relation to net revenues due to the Company’s cancer and esoteric business.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2004 was $13,022 as compared to $17,195 for the quarter ended April 30, 2005, an increase of $4,173 or 32%. This increase was caused by an $833 (26%) increase in marketing expenses driven by the expansion of the Company’s cancer and esoteric testing business. In addition, there was a $512 (54%) increase in data processing and computer related expense, caused by the development of interfaces with Electronic Medical Record (“EMR”) Systems, physician management systems and data importation of major payor data in our data analytics division, a $367 (235%) increase in expenses related to outside professional fees of which a majority of the increase related to implementing Sarbanes-Oxley Section 404, a $1,493 (38%) increase in bad debt expense attributable in part to the implementation of HIPAA regulations causing some commercial insurance claims to go past the required cycle and therefore are required contractually to be rebilled as self-pay claims, and a $104 (54%) increase in depreciation and amortization expense caused by an increase in infrastructure and capacity. Total Depreciation and Amortization increased from $598 for the period ended April 30, 2004 to $1,066 for the period ended April 30, 2005 or 78%. Other cost increases were primarily due to the increase in revenue for the three month period ended April 30, 2005.

INTEREST EXPENSE:

Interest expense increased to $320 during the three month period ending April 30, 2005 from $151 during the three month period ended April 30, 2005.  This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company and the increase in capital expenditures financed through capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $1,427 for the three month period ended April 30, 2005, as compared to $1,959 for the three month period ended April 30, 2004 a decrease of 27%.  Pre-tax income for the period ended April 30, 2005 was $2,195, compared to $3,384 for the three month period ended April 30, 2004, a decrease of $1,189 (35%).  The provision for income taxes decreased from $1,425 for the three month period ended April 30, 2004 to $768 for the period ended April 30, 2005. CareEvolve had a net loss of $275 on a consolidated basis for the three month period ended April 30, 2005.

SIX MONTHS 2005 COMPARED TO SIX MONTHS 2004

NET REVENUES:

Net Revenues for the six month period ended April 30, 2005 were $76,884 as compared to $62,597 for the six month period ended April 30, 2004; this represents a 23% increase in net revenues. This increase is due to a 13% increase in patient counts and revenue per patient increased 7% due to a continuing shift in business to higher reimbursement esoteric testing. Our wholly owned subsidiary, CareEvolve, had net revenues of $574 for the six month period ended April 30, 2005 or 4% of the increase in net revenues on a consolidated basis.

The number of patients serviced during the six month period ended April 30, 2005 was 1,367 thousand which was 13% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2005 was $55.33, compared to net revenue per patient for the six month period ended April 30, 2004 of $51.59, an increase of $3.74 or 7%.

COST OF SERVICES:

Cost of Services increased to $39,751 for the six month period ended April 30, 2005 from $32,144 for the six month period ended April 30, 2004. This represents a 24% increase in direct operating costs. Employee related expenses increased by $3,724 (26%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $754 for the period ended April 30, 2004 to $1,450 for the period ended April 30, 2005, an increase of $696 or 92%, and is consistent with our investment in infrastructure and capacity. Total Depreciation and Amortization increased from $1,136 for the period ended April 30, 2004 to $2,035 for the period ended April 30, 2005, an increase of $899 or 79%.

GROSS PROFITS:

Gross profits on net revenues, increased to $37,133 for the six month period ended April 30, 2005 from $30,453 for the six month period ended April 30, 2004; an increase of $6,680 (22%). Gross profit margins decreased to 48% from 49%. Gross Profit margin decreased 1% in the current period reflecting an increase in direct costs in relation to net revenues and the result of increased expenses in technical and professional personnel in the Company’s cancer and esoteric testing business.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2005 were $32,986 as compared to $25,312 for the six month period ended April 30, 2004.  This represents an increase of $7,674 or 30%. This increase was caused by a $1,794 (29%) increase in marketing expenses driven by the expansion of the Company’s cancer and esoteric testing business. In addition, there was a $1,061 (54%) increase in data processing and computer related expense, caused by the development of interfaces with EMR Systems, physician management systems and data importation of major payor data in our data analytics division, a $339 (49%) increase in expenses related to outside professional fees of which a majority of the increase related to implementing Sarbanes-Oxley Section 404, a $2,399 (32%) increase in bad debt expense attributable in part to the implementation of HIPAA regulations causing some commercial insurance claims to go past the required cycle and therefore are required contractually to be rebilled as self-pay claims, and a $203 (53%) increase in depreciation and amortization expense caused by an increase in infrastructure and capacity. Total Depreciation and Amortization increased from $1,136 for the period ended April 30, 2004 to $2,035 for the period ended April 30, 2005, an increase of $899 or 79%. Other cost increases were primarily due to the increase in revenue for the six month period ended April 30, 2005.

INTEREST EXPENSE:

Interest expense increased to $574 during the six month period ending April 30, 2005 as compared to $308 during the six month period ending April 30, 2004, an increase of $266. This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company and the increase in capital expenditures financed through capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $2,352 for the six months ended April 30, 2005 as compared to $2,879 for the six month period ended April 30, 2004.  Pre-tax income for the six month period ended April 30, 2005 was $3,615, as compared to $4,846 for the six month period ended April 30, 2004, a decrease of $1,231 (25%).  The provision for income taxes decreased from $1,967 for the six month period ended April 30, 2004 to $1,263 for the six month period ended April 30, 2005. CareEvolve had a net loss of $199 on a consolidated basis for the period ended April 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2005 was $24,439 as compared to $23,815 at October 31, 2004, an increase of $624. Our cash position increased $1,577 during the current period. We borrowed $6,104 in short term debt and repaid $1,459 in existing debt.  We had current liabilities of $34,215 at April 30, 2005. We utilized $1,659 in cash from operations during the period ended April 30, 2005 compared to cash generated from operations for the period ended April 30, 2004 of $548.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $46,980 at April 30, 2005, an increase of approximately $6,028 from October 31, 2004, or 15%. This increase was primarily attributable to increased revenue.  Cash collected during the six month period ended April 30, 2005 increased 17% over the prior comparable six month period.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base. We have significant receivable balances with government payors and various insurance carriers. Generally, we do not require collateral or other security to support customer receivables, however, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable. While we maintain what we believe to be an adequate allowance for doubtful accounts of $46,254, there can be no assurance that our ongoing review of accounts receivable will not result in the need for additional reserves. Such additional reserves could have a material impact on our financial position and results of operations.

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2005, the Company had elected to have $7,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.15% at April 30, 2005.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2005, advances outstanding of $9,437 were subject to interest at the prime rate (5.75%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2005, the Company utilized $18,983 (including $2,546 utilized under the “acquisition subline”) and had $11,017 of available unused credit under this revolving note payable loan agreement.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

On June 2, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31, 2007. While there are no current plans for any stock repurchases, the Company expects to make any such repurchases from time to time in the over-the-counter market at prevailing market prices during the period.

In the table below, we set forth our enforceable and legally binding obligations as of October 31, 2004. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in the future periods may vary from those reflected in the table.

	Five Years	FY2005
Long – Term Debt	$2,334	$1,273
Capital Leases	5,521	1,525
Operating Leases	4,835	1,422
Purchase Obligations	6,104	2,714
Employment/Consultant Contracts	6,462	2,338
Total	$25,256	$9,272

Our cash balance at April 30, 2005 totaled $8,258 as compared to $6,681 at October 31, 2004.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2005.

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

We do have exposure to both rising and falling interest rates. At April 30, 2005, advances outstanding of approximately $9,437 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 5.75%. In addition, we elected to have the remaining $7,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 4.15%.

We estimate that our monthly cash interest expense at April 30, 2005 was approximately $96 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $25.

Item 4.

CONTROLS AND PROCEDURES

(a) Explanation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e) have concluded that as of April 30, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.  There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15-d-15 that occurred during the Company’s last fiscal quarter ended April 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

3.2	Amendments to Article III Section 2 and Article III Section 4 of the By-Laws adopted June 1, 2005.
31A	Certification of Chief Executive Officer
31B	Certification of Chief Financial Officer
32A	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32B	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: June 6, 2005