Form 10-Q
period 2005-07-31
BIO REFERENCE LABORATORIES INC
filed 2005-09-08
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities and Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the registrant’s classes of common equity, as of the latest practicable date: 12,930,867 shares of common stock ($.01 par value) at September 5, 2004.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2005

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31, 2005	October 31, 2004
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$9,045	$6,681
Accounts Receivable (Net)	50,683	40,952
Inventory	1,650	1,277
Other Current Assets	3,575	1,863
TOTAL CURRENT ASSETS	$64,953	$50,773

PROPERTY, PLANT AND EQUIPMENT	$18,349	$13,501
LESS: Accumulated Depreciation	6,696	4,225
TOTAL PROPERTY,
PLANT AND EQUIPMENT - NET	$11,653	$9,276

OTHER ASSETS:
Deposits	448	426
Goodwill (Net of Accumulated Amortization of $2,401)	8,190	8,190
Deferred Charges (Net of Accumulated Amortization of $3,253 and $2,795 respectively)	1,962	2,438
Other Assets	1,182	1,048

TOTAL OTHER ASSETS	$11,782	$12,102

TOTAL ASSETS	$88,388	$72,151

The Accompanying Notes are an Integral Part of These Financial Statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31, 2005	October 31, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$13,263	$10,801
Accrued Salaries and Commissions	3,056	2,139
Accrued Taxes and Expenses	520	1,081
Revolving Note Payable - Bank	17,007	10,333
Current Maturities of Long -Term Debt	1,273	1,273
Capital Lease Obligations - Short-Term Portion	1,822	1,331
TOTAL CURRENT LIABILITIES	36,941	26,958

LONG-TERM LIABILITIES:
Capital Lease Obligations–Long-Term Portion	3,572	3,092
Long-Term Debt—Net of Current Portion	106	1,061
Other Long-Term Liabilities	295	367

TOTAL LONG-TERM LIABILITIES	3,973	4,520

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized shares, 35,000,000 Issued and Outstanding shares 12,930,867 at July 31, 2005 and 12,657,939 shares at October 31, 2004	129	127

Additional Paid-In Capital	31,927	30,099

Retained Earnings	15,676	10,831
Totals	47,732	41,057
Deferred Compensation	(258)	(384)

TOTAL SHAREHOLDERS’ EQUITY	47,474	40,673
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$88,388	$72,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,
	2005	2004	2005	2004
NET REVENUES:	$42,723	$35,843	$119,607	$98,440

COST OF SERVICES:
Depreciation	$805	$439	$2,255	$1,193
Employee Related Expenses	9,560	7,896	27,814	22,425
Reagents and Lab Supplies	6,673	5,382	18,268	15,167
Other Cost of Services	4,515	3,854	12,967	10,931
TOTAL COST OF SERVICES	$21,553	$17,571	$61,304	$49,716

GROSS PROFIT ON REVENUES	$21,170	$18,272	$58,303	$48,724

General and Administrative Expenses:

Depreciation and Amortization	$319	$213	$904	$596
Other General and Administrative Expenses	11,078	9,536	33,500	26,884
Bad Debt Expense	5,762	4,682	15,741	12,263

TOTAL GENERAL AND ADMIN. EXPENSES	$17,159	$14,431	$50,145	$39,743

OPERATING INCOME	$4,011	$3,841	$8,158	$8,981

OTHER (INCOME) EXPENSES:

Interest Expense	$329	$157	$903	$466
Interest Income	(33)	(10)	(75)	(23)

TOTAL OTHER EXPENSES - NET	$296	$147	$828	$443

INCOME BEFORE INCOME TAXES	$3,715	$3,694	$7,330	$8,538

Provision for Income Taxes	1,222	1,369	2,485	3,335
NET INCOME	$2,493	$2,325	$4,845	$5,203

NET INCOME PER SHARE - BASIC:	$.19	$.19	$.38	$.44

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	12,786,700	12,227,482	12,706,312	11,890,065

NET INCOME PER SHARE - DILUTED:	$.19	$.18	$.37	$.41

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,162,130	12,863,026	13,093,673	12,556,494

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended July 31,
	2005	2004
OPERATING ACTIVITIES:
Net Income	$4,845	$5,203
Adjustments to Reconcile Net Income to Cash Provided by (used for) Operating Activities:
Deferred Compensation	126	150
Depreciation and Amortization	3,159	1,789
Provision for Bad Debts	15,741	12,263
Deferred Tax Expense (Benefit)	(1,641)	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(25,472)	(17,531)
Inventory	(373)	(343)
Other Current Assets	251	291
Deferred Charges	(140)	41
Other Assets	(3)	168
Increase (Decrease) in Accounts Payable and Accrued Liabilities	$3,518	$1,332
NET CASH - OPERATING ACTIVITIES	$11	$3,363

INVESTING ACTIVITIES:
Acquisition of Property, Plant and Equipment	$(2,765)	$(2,531)
Acquisition of Business Entities	$—	$(3,137)
NET CASH - INVESTING ACTIVITIES	$(2,765)	$(5,668)

FINANCING ACTIVITIES:
Proceeds from Conversion of Preferred Stock	$—	$406
Proceeds from Exercise of Options	$727	$1,639
Stock Repurchase	—	(353)
Long-Term Debt Borrowings	—	2,571
Payments of Long-Term Debt	(980)	(25)
Payments of Capital Lease Obligations	(1,303)	(882)
Increase (Decrease) in Revolving Note Payable	$6,674	$(1,704)

NET CASH - FINANCING ACTIVITIES	$5,118	$5,060

NET INCREASE IN CASH AND CASH EQUIVALENTS	$2,364	$2,755

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$6,681	$3,966

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$9,045	$6,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$982	$454
Income Taxes	$4,712	$3,491

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(UNAUDITED)

During the nine month period ended July 31, 2005 and July 31, 2004 the Company entered into capital leases totaling $2,291 and $1,166 respectively.

During the nine month period ended July 31, 2005 and July 31, 2004 the Company recorded deferred compensation costs of approximately $258 and $150, respectively.

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

[2] The results of operations for the nine months ended July 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended July 31		Nine Months ended July 31
	[Unaudited]		[Unaudited]
	2005	2004	2005	2004
Medicare/Medicaid	$29,188	$23,414	$83,353	$67,204
Other	40,187	29,769	110,083	81,267
	$69,375	$53,183	$193,436	$148,471

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

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. The aggregate allowance, which is net against accounts receivable was $51,719 at July 31, 2005 and $38,102 at October 31, 2004 and is comprised of the following items:

	July 31, 2005	October 31, 2004
	[Unaudited]
Contractual Credits/Discounts	$43,712	$31,067
Doubtful Accounts	8,007	7,035
	$51,719	$38,102

[7] In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R is effective for the fiscal year beginning November 1, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant effect on its financial position or results of operations.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) In March 2005, the FASB issued FIN 47, which is effective for the company on October 31, 2006. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position of results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s unaudited interim consolidated financial statements.

[8]  At July 31, 2005, the Company had three stock-based employee compensation plans. The Company accounts for those plans under the measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected as an expense in computing net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provision of FASB Statement No. 123 to stock-based employee compensation.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2005	2004	2005	2004
Net Income (Loss):
As Reported	$2,493	$2,325	$4,845	$5,203
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$(88)	$(62)	$(1,148)	$(654)
Pro-Forma Net income	$2,405	$2,263	$3,697	$4,549

Basic Earnings (Loss) Per Share:
As Reported	$.19	$.19	$.38	$.44
Pro-Forma	$.19	$.19	$.29	$.38

Diluted Earnings (Loss) Per Share
As Reported	$.19	$.18	$.37	$.41
Pro-Forma	$.18	$.18	$.28	$.36

[9]  The following disclosures present certain information on the Company’s intangible assets as of July 31, 2005 (Unaudited) and October 31, 2004. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At July 31, 2005 [Unaudited]
Software Costs	5 years	$1,535	$1,173	$362
Customer Lists	20 years	1,697	924	773
Covenants not-to-Compete	2 years	5	2	3
Employment Agreements	7 years	825	758	67
Costs Related to Acquisitions	19 years	997	320	677
Patent	17 Years	156	76	80
Totals		$5,215	$3,253	$1,962

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2004
Software Costs	5 years	$1,535	$943	$592
Customer Lists	20 years	1,697	860	837
Covenants not-to-Compete	2 years	5	1	4
Employment Agreements	7 years	825	661	164
Costs Related to Acquisitions	19 years	1,015	260	755
Patent	17 Years	156	70	86
Totals		$5,233	$2,795	$2,438

The aggregate intangible amortization expense for the nine months ended July 31, 2005 and 2004 was $460 and $415 respectively and the estimated intangible asset amortization expense for the fiscal year ending October 31, 2005 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2005	$619
2006	476
2007	223
2008	150
2009	130
Thereafter	840
Total	$2,438

[10] In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2005, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.02% at July 31, 2005.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2005, advances outstanding of $7,007 were subject to interest at the bank’s prime rate (6.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2005, the Company utilized $19,553 (including $2,546 utilized under the “acquisition subline”) and had $10,447 of available unused credit under this revolving note payable loan agreement.

[11]  During the third quarter ended July 31, 2005, options to purchase 235,100 shares of common stock were exercised for total proceeds of $544. The exercises and the related tax benefit resulted in an increase in common stock and additional Paid-In Capital of $2 and $1,828, respectively.

[12]  The provision for income taxes for the nine and three months ended July 31, 2005, consists of a current tax provision of $4,126 and $2,263, respectively, and a deferred tax benefit of $1,641 and $1,041, respectively. At July 31, 2005, the Company had a current deferred tax asset of $2,263 included in other current assets and a long-term deferred tax liability of $295 incurred in other long-term liabilities.

[13] On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31, 2007. As of July 31, 2005, no shares were repurchased under this plan.

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

COMPARISON OF THIRD QUARTER 2005 VS THIRD QUARTER 2004

NET REVENUES:

Net revenues for the three month period ended July 31, 2005 were $42,723 as compared to $35,843 for the three month period ended July 31, 2004; which represents a 19% increase in net revenues. This increase is due to a 15% increase in patient counts and a 4% increase in net revenues per patient. Our wholly owned subsidiary, CareEvolve, had net revenues of $343 for the three month period ended July 31, 2005.

The number of patients serviced during the three month period ended July 31, 2005 was approximately 737 thousand which was 15% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2005 was $57.17 compared to net revenue per patient of $55.13 for the three month period ended July 31, 2004, an increase of $2.04 or 4%. This increase in net revenues per patient is directly related to the increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased from $17,571 for the three month period ended July 31, 2004 to $21,553 for the three month period ended July 31, 2005, an increase of $3,982 or 23% as compared to a 19% increase in net revenues. Employee related expenses increased by $1,664 (21%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $439 for the period ended July 31, 2004 to $805 for the period ended July 31, 2005, an increase of $366 or 83%, and is consistent with our investment in infrastructure and capacity. Total depreciation and amortization increased from $652 for the three month period ended July 31, 2004 to $1,124 for the three month period ended July 31, 2005 or 72%.

GROSS PROFITS:

Gross profits, increased from $18,272 for the three month period ended July 31, 2004 to $21,170 for the three month period ended July 31, 2005; an increase of $2,898 or 16%. This is primarily attributable to the increase in net revenues. Profit margins decreased from 51% to 50%, reflecting a cost structure rising in relation to net revenues due to the company’s cancer and esoteric business.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2004 was $14,431 as compared to $17,159 for the three month period ended July 31, 2005, an increase of $2,728 or 19%.  This is in line with the increase in net revenues in the period of 20%.

INTEREST EXPENSE:

Interest expense increased to $329 during the three month period ended July 31, 2005 from $157 during the three month period ended July 31, 2004 This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company and the increase in capital expenditures financed through capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $2,493 for the three month period ended July 31, 2005, as compared to $2,325 for the three month period ended July 31, 2004 an increase of 7%.  Pre-tax income for the period ended July 31, 2005 was $3,715 compared to $3,694 for the period ended July 31, 2004, an increase of $21 (1%).  The provision for income taxes decreased from $1,369 for the period ended July 31, 2004 to $1,222 for the period ended July 31, 2005. CareEvolve had a net loss of $39 on a consolidated basis for the three month period ended July 31, 2005.

NINE MONTHS 2005 COMPARED TO NINE MONTHS 2004

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2005 were $119,607 as compared to $98,440 for the nine month period ended July 31, 2004; this represents a 22% increase in net revenues. This increase is due to a 13% increase in patient counts and a 6% increase in revenue per patient. Our wholly owned subsidiary, CareEvolve had net revenues of $917 for the nine month period ended July 31, 2005 or 4% of the increase in net revenues on a consolidated basis.

The number of patients serviced during the nine month period ended July 31, 2005 was approximately 2.104 million which was 13% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2005 was $56.16, compared to net revenue per patient for the nine month period ended July 31, 2004 of $52.82, an increase of $3.34 or 6%. This increase is directly related to our increase in more expensive and esoteric testing.

COST OF SALES:

Cost of Sales increased to $61,304 for the nine month period ended July 31, 2005 from $49,716 for the nine month period ended July 31, 2004. This amounts to a $11,588 or a 23% increase in direct operating costs. Employee related expenses increased by $5,389 (24%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $1,193 for the period ended July 31, 2004 to $2,255 for the period ended July 31, 2005, an increase of $1,062 or 89%, and is consistent with our investment in infrastructure and capacity. Total Depreciation and Amortization increased from $1,789 for the period ended July 31, 2004 to $3,159 for the period ended July 31, 2005, an increase of $1,370 or 77%.

GROSS PROFITS:

Gross profits on net revenues, increased to $58,303 for the nine month period ended July 31, 2005 from $48,724 for the nine month period ended July 31, 2004; an increase of $9,579 (20%) primarily attributable to the increase in net revenues.  Gross profit margins decreased to 49% during the nine month period ended July 31, 2005, as compared to 50% for the nine month period ended July 31, 2004. Gross Profit margin decreased 1% in the current period reflecting an increase in direct costs in relation to net revenues and the result of increased expenses for technical and professional personnel in the Company’s cancer and esoteric testing business.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2004 was $39,743 as compared to $50,145 for the nine month period ended July 31, 2005, an increase of $10,402 or 26%. This increase was caused by a $2,247 (23%) increase in marketing expenses driven by the expansion of the Company’s cancer and esoteric testing business. In addition, there was a $849 (43%) increase in data processing and computer related expense, caused by the development of interfaces with EMR Systems, physician management systems and data importation of major payor data in our data analytics division, a $407 (67%) increase in expenses related to outside professional fees of which a majority of the increase related to implementing Sarbanes-Oxley Section 404, a $3,478 (28%) increase in bad debt expense attributable in part to the implementation of HIPAA regulations causing some commercial insurance claims to go past the required cycle and therefore being required contractually to be rebilled as self-pay claims, and a $308 (52%) increase in depreciation and amortization expense caused by an increase in infrastructure and capacity. Total Depreciation and Amortization increased from $1,789 for the period ended July 31, 2004 to $3,159 for the period ended July 31, 2005, an increase of $1,370 or 77%. Other cost increases were primarily due to the increase in revenue for the nine month period ended July 31, 2005.

INTEREST EXPENSE:

Interest expense increased to $903 during the nine month period ended July 31, 2005 as compared to $466 during the nine month period ended July 31, 2004, an increase of $437. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $4,845 for the nine months ended July 31, 2005 as compared to $5,203 for the nine month period ended July 31, 2004, a decrease of $358 or (7%).  Pre-tax income for the period ended July 31, 2005 was $7,330, as compared to $8,538 for the period ended July 31, 2004, a decrease of $1,208 (14%). The provision for income taxes decreased from $3,335 for the period ended July 31, 2004, to $2,485 for the current nine month period. CareEvolve had a net loss of $239 on a consolidated basis for the period ended July 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2005 was $28,012 as compared to $23,815 at October 31, 2004, an increase of $4,197. Our cash position increased by $2,364 during the current period.  We increased our short term debt by $6,674 and repaid $2,283 in existing long-term debt and capital lease obligations. We had current liabilities of $36,941 at July 31, 2005. We generated $11 in cash from operations during the current nine month period, compared to cash generated from operations for the nine month period ended July 31, 2004 of $3,363.

Accounts receivable, net of allowance for doubtful accounts, totaled $50,683 at July 31, 2005, an increase of $9,731 from October 31, 2004, or 24%.  This increase was primarily attributable to increased net revenue.  Cash collected during the nine month period ended July 31, 2005 increased 15% over the comparable nine month period.

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

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company pursuant to the loan at the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2005, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.02% at July 31, 2005.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2005, advances outstanding of $7,007 were subject to interest at the bank’s prime rate (6.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2005, the Company utilized $19,553 (including $2,546 utilized under the “acquisition subline”) and had $10,447 of available unused credit under this revolving note payable loan agreement.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

On June 2, 2005, the Company announced that the Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31, 2007. While there are no current plans for any stock repurchases, the Company expects to make any such repurchases from time to time in the over-the-counter market at prevailing market prices during the period. As of July 31, 2005, no shares were repurchased under this plan.

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

Our cash balance at July 31, 2005 totaled $9,045 as compared to $6,681 at October 31, 2004.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2005.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APF 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R is effective for the fiscal year beginning November 1, 2005, although early adoption is allowed. SFAS 123R requires companies to adopt its requirements using a “modified prospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. The “modified retrospective” method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company does not expect the adoption of SFAS 123R to have a significant effect on its financial position or results of operations.

FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47) In March 2005, the FASB issued FIN 47, which is effective for the company on October 31, 2006. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (FAS 143), refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The company does not expect that adoption of FIN 47 will have a significant effect on its financial position or results of operations.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial position of results of operations.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s unaudited interim consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At July 31, 2005, advances outstanding of approximately $7,007 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 6.25%. In addition, we elected to have the remaining $10,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 5.02%.

We estimate that our monthly cash interest expense at July 31, 2005 was approximately $100 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $14.

Item 4 CONTROLS AND PROCEDURES

(a) Explanation of disclosure controls and procedures.  The Company’s chief executive officer and its chief financial officer after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e) have concluded that as of July 31, 2005, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report was being prepared.

(b) Changes in internal controls.  There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15-d-15 that occurred during the Company’s last fiscal quarter ended July 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 4 – Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 21, 2005. At the meeting, the following two individuals were elected by the following vote to serve as Class II directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Sam Singer	11,573,455	104,001
Harry Elias	11,635,582	41,874

Our other directors whose term continued are as follows:

Marc D. Grodman	Class I director
Howard Dubinett	Class I director
Joseph Benincasa	Class III director
Gary Lederman	Class III director
John Roglieri	Class III director

Item 5. Other Information

On June 1, 2005, the board of directors adopted corrective amendments to Article III Sections 2 and 4 of the Company’s By-Laws, effective on that date. The amendments were adopted in order to render the By-Law provisions concerning the term of newly created directorships consistent with the provisions of Article 6 Section B and C of the Company’s certificate of incorporation as adopted by stockholders in 1989 and still in effect. The June 1, 2005 amendments to the By-Laws were filed as exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2005 previously filed by the Company with the Securities and Exchange Commission.

Item 6. Exhibits

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

Date: September 5, 2005