Form 10-K
period 2005-10-31
BIO REFERENCE LABORATORIES INC
filed 2006-01-17
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

Commission file number 0-15266

BIO-REFERENCE LABORATORIES, INC.

481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407

201-791-2600

New Jersey	22-2405059
(State of incorporation)	(I.R.S. Employer
Identification No.)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒.

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

As of the last day of the quarter ended April 30, 2005, the aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $142,000,000 based upon the last sale price for the Common Stock on said date as reported on the NASDAQ National Market System. On January 9, 2006, there were 12,981,367 shares of Common Stock issued and outstanding

PART I

Item. 1. - Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process nearly 2.9 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

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

We also operate a web-based connectivity portal solution for laboratories and physicians through our CareEvolve subsidiary. We use this portal ourselves to provide laboratory ordering and results to our physician customers.  We are also marketing this connectivity solution to other laboratories throughout the country.

We are a New Jersey corporation. We may at times refer to ourselves and our subsidiary as the “Company”. We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, telephone number: 201-791-2600.

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $40 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 54% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 32% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

During the last few years, the economic fundamentals of the industry have been improving. In the cost containment era of the 1990s, the industry was negatively impacted by the rapid growth of managed care, stringent government regulation and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial clinical laboratories. As a result, fewer but larger clinical laboratories have emerged with greater economies of scale, more effective compliance with government billing regulation and other laws and a better approach to pricing their services. These changes resulted in improved profitability.  In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

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

Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. The principal components of our strategy to achieve our mission are as follows:

•	Capitalize on our position within the clinical market
•	Lead in the providing of medical information
•	Provide the highest quality service
•	Pursue strategic growth opportunities

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 62% and esoteric testing generates approximately 38% of our net revenues. The net revenue generated by our PSIMedica business unit and our CareEvolve subsidiary has been minimal to date.

Routine Testing

Routine tests measure various health parameters such as the functions of the heart, kidney, liver, thyroid and other organs. Below is an abbreviated list of some commonly ordered tests:

•	Blood Cell Counts
•	Cholesterol levels
•	HIV-related tests
•	Pap Smears
•	Pregnancy
•	Substance Abuse
•	Urinalysis

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

We perform cancer cytogenetics testing at our leased facility in Milford, Massachusetts.

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

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers. We executed a Strategic Marketing Agreement (the “SMA”) in December 2001 with Roche Diagnostics (“Roche”) to operate a Joint Venture for the sale and distribution of the CareEvolve Services to laboratories throughout the country. In December 2004, we executed an Addendum to the SMA with Roche. Pursuant to the Addendum, Roche’s rights to share in CareEvolve’s net after tax income and to purchase up to a 50% equity interest in CareEvolve were canceled. Roche did retain a right of first refusal to purchase CareEvolve in the event we were willing to accept such a purchase offer from a third party. Although we retained the rights to market the CareEvolve Services in all markets including the laboratory market, Roche was the sole Diagnostic Company (manufacturer of diagnostic equipment and supplies) granted the right to market the CareEvolve Services to laboratories. As a result of the execution of the Addendum, we took a one-time charge to fiscal 2004 earnings of approximately $400,000 to reflect the revised change in terms of our relationship with Roche. The charge was associated with one-time technology development expenses which had been assessed to CareEvolve and are now our responsibility. The Joint Venture was terminated by mutual consent in the fourth quarter of fiscal 2005 and we are now marketing the CareEvolve services on our own. CareEvolve’s current monthly revenues, although not significant,  now exceed its current monthly expenses.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2005, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2003, 2004, and 2005.

	Years Ended October 31,
	2003	2004	2005

Direct Patient Billing	7%	7%	6%
Commercial Insurance	43%	48%	46%
Professional Billing	20%	17%	18%
Medicare	27%	25%	26%
Medicaid	3%	3%	4%
	100%	100%	100%

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

•

Selective Acquisitions: The clinical laboratory industry is still highly fragmented. Historically, acquisition has been one method that has fueled our growth. In October 2005, we acquired certain assets of a Poughkeepsie, New York pathology practice for $2,174,000 plus assumed liabilities not to exceed $160,000. We retained the staff of this practice and continue to operate at the same three hospital locations that the practice previously operated at in New York’s mid-Hudson region. We intend to continue to look for acquisitions that can be integrated into our existing processing facilities without maintaining duplicate facilities or which will provide us with entry into new product or geographic areas. This strategy, if successfully implemented, will enable us to reduce costs and gain economies of scale from the elimination of redundant facilities and equipment and the reduction of personnel.

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

We believe our responses to medical consultation are faster and more personalized than those of the national laboratories. Our client service staff only deals with basic technical questions and those that have medical or scientific significance are referred directly to our senior scientists and medical staff.

Quality Assurance

Medical testing is essentially a process of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. Our goal is to continually improve this process. We hold the required Federal and State licenses necessary to permit our operation of a clinical laboratory at our facilities in New Jersey, New York and Massachusetts. We submit to vigorous proficiency tests (or surveys) in all tests that we perform. We are also subject to unannounced inspections from the various state licensing agencies.

Our laboratories are accredited by the College of American Pathologists (“CAP”). This accreditation includes on-site inspections and participation in the CAP proficiency testing program or an equivalent. CAP is an independent organization of board certified pathologists approved by the Center for Medicare and Medicaid Services (“CMS”) to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA-88”).

Our Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all departments, meets daily to assess and evaluate the laboratory’s quality.  Based on the information received from the Committee, recommendations are made to correct conditions which have led to errors.  Management, department supervisors and members of the Committee continually monitor the laboratory’s quality.  Depending on the test, two or three levels of Quality Control materials are run in each analytical assay to assure precision and accuracy.  Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to assure accuracy.

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

Waste management is subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids.  Federal regulations require licensure of interstate transporters of medical waste. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, (“CMWMA”), which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by us. These records are audited by the State of New Jersey on a yearly basis. We are also subject to Federal requirements. The Federal Hazardous materials transportation law, 49 U.S.C. 5101 et seq., and the Hazardous Materials Regulations (HMR), 49 CFR parts 171-180. The Federal government has classified hazardous medical waste as hazardous materials for the purpose of regulation. These regulations preempt State regulation which must be “substantively the same,” “the non-Federal requirement must conform “in every significant respect to the Federal requirement. Editorial and other similar de minimis changes are permitted” 49 CFR 107.202(d). The amendments to provisions in 49 U.S.C., 5125 reaffirmed the need to achieve greater uniformity and to promote the public health, welfare, and safety at all levels, Federal standards for regulating the transportation of hazardous materials in intrastate, interstate, and foreign commerce are necessary and desirable. We believe we are in compliance with all Federal and State medical waste regulations.

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

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Next year marks the third year of a five-year freeze (through 2008) on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us.

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

Confidentiality of Health Information

Pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), on December 28, 2000, the Secretary of HHS issued final regulations that would establish comprehensive federal standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a regulatory framework on various subject matter, including:

•	The circumstances under which disclosures and uses of protected health information require the patient’s consent, authorization or no patient consent or authorization.
•	The content of notices of privacy practices for protected health data.
•	Patient’s rights to access, amend and receive an accounting of the disclosures and uses of protected health information.
•	Administrative, technical and physical safeguards required for that use or for disclosure of protected health data.

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

Employees

At October 31, 2005, we had 936 full-time and 340 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In October 2005, we acquired certain assets of a Poughkeepsie, New York pathology practice for $2,174,000 plus assumed liabilities not to exceed $160,000. We retained the staff of this practice and continue to operate at the same three hospital locations that the practice previously operated at in New York’s mid-Hudson region. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should it occur.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

The public and the federal government continue to focus attention on reforming the healthcare system in the United States. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. We do not anticipate any restoration of the former reimbursement rates in fiscal 2006. Furthermore, several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us.

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

Dependence on Bank Financing

In October 2004, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC Bank”) as Lender. Pursuant to the Loan Agreement, our credit facility from PNC Bank was extended to October 31, 2007 and the maximum permitted amount of our credit line (not to exceed 50% of our “eligible receivables” as defined in the Loan Agreement) was increased from $25,000,000 to $30,000,000. The Loan Agreement also provides us with an “Acquisition Subline” under the maximum $30,000,000 credit facility of up to $10,000,000 which can be repaid in 36 equal monthly installments thereafter. Interest on advances under this credit facility are subject to PNC Bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.

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

Factors In Place To Discourage Takeover Attempts

The substantial percentage ownership of our outstanding Common Stock by our executive officers and directors; our charter provision providing for a staggered board of directors so that only one-third of the board is elected each year to serve a three year term; our Rights Plan which was adopted to discourage hostile acquisitions of control of the Company; and the requirement that the holders of not less than 80% of our outstanding Common Stock must approve any merger, consolidation, asset sale or acquisition of the Company not approved by the board may discourage attempts by third parties to tender for or otherwise obtain control of the Company, even if such an attempt might be deemed beneficial to the Company and its shareholders. See Item 11 – “Employment Agreements with Executive Officers” and “Severance Payments for Other Employees” as to employment agreements signed by the Company which provide for substantial Severance Payments upon termination of employment in the event of a Change in Control of the Company. These Severance Payment provisions may also discourage attempts by third parties to tender for or otherwise obtain control of the Company.

Item 2. - Properties

Our executive offices and New Jersey processing facility occupy approximately 122,500 square feet of leased space in two one-story brick buildings at 481-487 Edward H. Ross Drive, Elmwood Park, New Jersey.  We are currently paying approximately $74,000 in total in monthly rentals for these facilities.  The leases for the majority of these facilities expire in February 2009. Our New York processing facility occupies approximately 12,000 square feet of leased space in a two-story brick building at 140 Route 303, Valley Cottage, New York.  The lease for this facility, which expires in April 2008, provides for a monthly rental of approximately $12,300. Our cancer cytogenetics testing facility occupies approximately 6,900 square feet of leased space in a three story brick building at 25 Birch Street, Milford, Massachusetts. The lease for this facility, which expires in December 2007, provides for a monthly rental of approximately $8,000. Our testing equipment maintained at each of our processing and testing facilities is in good condition and in working order.  We believe that these facilities, as presently equipped, have the capacity to generate up to approximately $250,000,000 in net revenues based on the type of testing now being performed by us.  We maintain fire, theft and liability insurance coverage for our facilities in what we believe are adequate amounts.  We also lease additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3. - Legal Proceedings

At October 31, 2005 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

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

	Bid Prices
Fiscal Year	High	Low

2004
First Quarter	$21.88	$12.62
Second Quarter	21.45	13.09
Third Quarter	15.46	10.76
Fourth Quarter	14.87	11.23

2005
First Quarter	$17.48	$13.25
Second Quarter	15.30	12.93
Third Quarter	15.04	13.55
Fourth Quarter	18.91	14.32

On January 9, 2006 the last sale price for the Common Stock on NASDAQ was $17.10 per share.

At October 31, 2005, the number of record owners of the Common Stock was 370. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On April 14, 2005 we issued 13,334 shares of our common stock to an executive officer, Howard Dubinett, upon his exercise of incentive stock options issued in 1997. He paid the full exercise price of $.71875 per share at the time of exercise.

On July 19, 2005, we issued 200,000 shares of our common stock to a consulting firm upon its exercise of warrants issued in fiscal 2001 for software services. The full exercise price of $2.00 per share was paid at the time of exercise.

A restrictive legend was placed on the certificates for the 13,334 shares and the 200,000 shares and stop transfer instructions were issued against the shares. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Act on the basis that neither transaction involved a public offering.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time at prevailing market prices in the over-the-counter market over the period ending October 31, 2007. As of October 31, 2005, no shares had been repurchased under this plan.

Item 6. -  Selected Financial Data

	[In thousands, except per share data]
	Years ended
	October 31,
	2005	2004	2003	2002	2001
Operating Data:
Net Revenues	$163,896	$136,184	$109,034	$96,631	$80,622
Cost of Services	$83,352	$68,201	$56,216	$51,706	$44,265
Gross Profit	$80,544	$67,983	$52,818	$44,925	$36,357
General and Administrative Expenses	$67,937	$55,163	$43,533	$38,853	$32,750
Income from Operations	$12,607	$12,820	$9,285	$6,072	$3,607
Other Expenses - Net	$1,118	$634	$681	$849	$1,660
Provision for Income Tax Expense [Benefit]	$3,868	$3,670	$2,064	$301	$(414)
Net Income	$7,621	$8,516	$6,540	$4,922	$2,361
Net Income Per Common Share	$.60	$.71	$.57	$.43	$.24
Net Income Per Share - Diluted	$58	$.67	$.51	$.39	$.21
Cash Dividends Per Common Share	$—	$—	$—	$—	$—
Balance Sheet Data:
Total Assets	$88,373	$72,151	$53,219	$47,442	$44,006
Total Long-Term Liabilities	$4,934	$4,520	$2,833	$1,519	$1,158
Total Liabilities	$37,658	$31,478	$23,261	$23,235	$25,532
Working Capital	$30,515	$23,815	$18,302	$12,651	$7,257
Shareholders’ Equity	$50,715	$40,673	$29,958	$24,207	$18,474

Item 7. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, our cancer and oncology laboratory, is one of the premier hematopathology laboratories in the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing for some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only four publicly-traded laboratories, and one of those is being acquired by a private corporation and will be leaving the public markets in the near future. While that will leave the two national mega-laboratories and BioReference Laboratories as the only remaining publicly traded commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We are currently developing programs for histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years. We will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been so essential to our own operations that we license the technology to other laboratories throughout the country so they may more effectively compete against the national laboratories. These other laboratories licensing our technology are not out competitors since they are outside our regional footprint. In 2001, we entered into a strategic marketing agreement with Roche Diagnostics to co-market CareEvolve to laboratories throughout the country. Thanks to the relationship with Roche, CareEvolve received funding during its early years and built a solid infrastructure for growth and marketing. However, over the subsequent years, it became apparent that the relationship had served its purpose and it was terminated by mutual consent. We own all right, title and interest to CareEvolve and the informatics solution that has been built. We use it for our own customers and to help other smaller labs effectively compete against our common competition.

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana this past summer and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

Results of Operations (In thousands, except per patient data)

Fiscal Year 2005 Compared to 2004

NET REVENUES:

Net Revenues for the year ended October 31, 2005 were $163,896 as compared to $136,184 for the year ended October 31, 2004; this represents a 20% increase in net revenues. This increase is due to a 15% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $161,856 in fiscal 2005.

The number of patients serviced during the year ended October 31, 2005 was 2,865 which was 14% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2005 was $56.48 compared to net revenue per patient for the year ended October 31, 2004 of $53.71, an increase of $2.77 or 5% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2005 was $83,352 as compared to $68,201 for the year ended October 31, 2004, an increase of 22%. Employee related expenses increased by $7,031 (23%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $1,764 for the period ended October 31, 2004 to $2,946 for the period ended October 31, 2005, an increase of $1,182 or 67% and is consistent with our investment in infrastructure and capacity. Total depreciation and amortization increased from $2,602 for the period ended October 31, 2004 to $4,206 for the period ended October 31, 2005 an increase of $1,604 or 62%.

GROSS PROFIT:

Gross profit on net revenues increased to $80,544 for the year ended October 31, 2005 from $67,983 for the year ended October 31, 2004; an increase of $12,561 (18%), primarily attributable to the increase in net revenues. Gross profit margins decreased to 49% from 50%, primarily due to the increase in direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2005 were $67,937 as compared to $55,163 for the year ended October 31, 2004, an increase of $12,774 or 23%. This is 3% greater than the increase in net revenues and is attributable to an increase in bad debt expense to just over 13% of net revenues as compared to just under 13% for the twelve month period ended October 31, 2004. Management believes that this expense category may remain at this level in the immediate future. Marketing expenses as a percent of net revenues remained relatively constant over the two year period at 10% and management believes that it may remain at this level in the future.

INTEREST EXPENSE:

Interest expense increased from $667 during the year ended October 31, 2004 to $1,226 during the year ended October 31, 2005; an increase of $559. This increase is due to an increase in the variable interest rates associated with and the increased utilization of our line of credit. Management believes that this trend may continue in the future due to the continued use of our revolving line of credit to fund our growth and the increase in interest rates that may continue to occur during fiscal year 2006.

NET INCOME:

We realized net income of $7,621 for the twelve month period ended October 31, 2005 as compared to $8,516 for the twelve month period ended October 31, 2004, a decrease of 11%. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. These cuts adversely affected both our net revenues and operating income in fiscal 2005. We do not anticipate any restoration of the former reimbursement rates in fiscal 2006.

Pre-tax income for the period ended October 31, 2005 was $11,489, as compared to $12,186 for the period ended October 31, 2004, a decrease of $697 (6%) and was caused primarily by an increase in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $3,670 for the period ended October 31, 2004, to $3,868 for the current twelve month period.

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

The number of patients serviced during the year ended October 31, 2004 was 2,522 which was 19% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2004 was $53.71 compared to net revenue per patient for the year ended October 31, 2003 of $51.41, an increase of $2.30 or 4% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2004 was $68,201 as compared to $56,216 for the year ended October 31, 2003, an increase of 21%.  This increase is related to the increase in net revenues of 25%.

GROSS PROFIT:

Gross profit on net revenues increased to $67,983 for the year ended October 31, 2004 from $52,818 for the year ended October 31, 2003; an increase of $15,165 (29%), primarily attributable to the increase in net revenues and the decrease in direct costs relative to the increase in net revenues. Gross profit margins in the laboratory increased to 50% from 48%, primarily due to the increase in net revenues and efficiencies in direct operating expenses.

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

Liquidity and Capital Resources (In thousands)

For the Fiscal Year Ended October 31, 2005

Our working capital at October 31, 2005 was approximately $30,515 as compared to approximately $23,815 at October 31, 2004, an increase of $6,700. Our cash position decreased by approximately $2,378 during the current period. We increased our short term borrowing by approximately $555 and repaid approximately $3,094 in existing debt. We had current liabilities of approximately $32,724 at October 31, 2005. We generated approximately $2,899 in cash from operations, a decrease of approximately $2,127 as compared to the year ended October 31, 2004.

At the end of the third quarter of the current fiscal year, our short term debt was approximately $17,007. We utilized approximately $2,568 in cash and allowed our accounts payable to increase approximately $1,007 during the fourth quarter to decrease our short term debt to $10,888 at October 31, 2005. In addition, we utilized approximately $2,174 of cash for the PATHCO acquisition.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $53,113 at October 31, 2005, an increase of approximately $12,161 from October 31, 2004, or 30%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2005 increased 17% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2005	2004	2003
Gross Revenues	430,162	341,180	269,676
Contr. Adjustments and Discounts	266,266	204,996	160,642
Net Revenues	163,896	136,184	109,034
Percent of Contractual Adjustments and Discounts To Gross Revenues	61.9%	60.0%	59.6%

The table above illustrates the relationship between contractual adjustments and gross revenues for the years 2003, 2004 and 2005. From 2003 to 2004, contractual allowances as a percentage of gross revenues increased approximately 40 basis points, consistent with a relatively stable reimbursement environment. Between 2004 and 2005, contractual allowances increased approximately 190 basis points. The most significant factor in this increase was the decrease in reimbursement rates for flow cytometry. This decrease was fully discussed upon release of our fiscal 2004 results. The Company’s growth in flow cytometry testing volume contributed significantly to the increase in contractual allowances for fiscal year 2005.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising our client base.  We have significant receivable balances with government payors and various insurance carriers.  Generally, we do not require collateral or other security to support customer receivables. However, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable and establish an allowance for uncollectible accounts. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which such actions will be taken.

GROSS RECEIVABLES BY PAYOR GROUP

FY 2005

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	2,473	17	1,448	10	1,364	9	9,629	65	14,914	15
Medicare	9,090	38	4,039	17	1,721	7	9,251	38	24,101	24
Medicaid	1,680	20	1,650	19	1,445	17	3,697	44	8,472	8
Prof. Billing	4,043	42	2,244	23	946	10	2,466	25	9,699	10
Comm. Ins	16,037	37	9,209	21	4,784	11	13,152	30	43,182	43
Total	33,323	33	18,590	19	10,260	10	38,195	38	100,368	100

FY 2004

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	2,003	17	1,334	11	1,131	10	7,410	62	11,878	15
Medicare	7,910	38	2,316	11	994	5	9,646	46	20,866	27
Medicaid	1,255	38	721	22	511	16	782	24	3,269	4
Prof. Billing	4,054	53	804	11	883	12	1,874	25	7,615	10
Comm. Ins	12,753	37	6,521	19	3,274	9	11,932	35	34,480	44
Total	27,975	36	11,696	15	6,793	9	31,644	41	78,108	100

Billing for laboratory services is complicated and we must bill various payors, such as the individual, the insurance company, the government (federal or state), the private company or the health clinic. Other factors that may complicate billing include:

•	Differences between fee schedules and reimbursement rates.
•	Incomplete or inaccurate billing information as provided by the doctor.
•	Disparity in coverage and information requirements.
•	Disputes with payors.
•	Internal and external compliance policies and procedures.

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance.

Days Sales Outstanding (“DSO”) for fiscal years 2004 and 2005 were 101 and 111, respectively, an increase of approximately 10%. During April of 2005, CMS along with other commercial insurers implemented certain changes as required by HIPAA that caused this increase in our DSO’s. These changes are exaggerated by our primary marketplace, the physician office marketplace. This event caused a 3% reduction in cash collected, as compared to the prior fiscal year. However, when you compare our DSO lag to our collectable net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two years under review have not varied much year over year. The percent of A/R over 90 days has decreased from 41% as of October 31, 2004 to 38% as of October 31, 2005. We have maintained a 48% reserve in both fiscal years.

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2005, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.02% at October 31, 2005.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2005, advances of $888 were subject to interest at the prime rate.  As of October 31, 2005 and 2004, the bank’s prime rate of interest was 6.75% and 4.75%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2005, the Company utilized $13,434 (including $2,546 utilized under the “acquisition subline”) and had $19,931 of available unused credit under this revolving note payable loan agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2005 and 2004 was approximately 5.84% and 3.92%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2006	FY 2007	FY 2008	FY 2009	FY 2010 and thereafter

Long-Term Debt	$ 1,061	$ 1,061	$ -0-	$ -0-	$ -0-	$ -0-

Capital Leases	$ 6,823	$ 2,504	$ 2,092	$ 1,302	$ 676	$ 249

Operating Leases	$ 4,441	$ 1,323	$ 1,122	$ 948	$ 899	$ 149

Purchase Obligations	$ 18,211	$ 7,594	$ 4,837	$ 2,631	$ 2,203	$ 946

Long-Term Liabilities under Employment and Consultant Contracts	$ 8,016	$ 2,411	$ 1,905	$ 1,100	$ 1,100	$ 1,500
Total	$ 38,552	$ 14,893	$ 9,956	$ 5,981	$ 4,878	$ 2,844

Our cash balances at October 31, 2005 totaled approximately $4,303 as compared to approximately $6,681 at October 31, 2004.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2006.

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

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate time-Sharing Transactions” – An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. Effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004). “Share-Based Payment.” The statement requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instrument issued. The statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The company will be required to adopt SFAS 123 (R) as of August 1, 2005. The adoption may have a material impact on the consolidated financial statements of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The company will be required to adopt SFAS No. 154 as of November 1, 2006. The adoption of this standard may have a material impact on the Company’s consolidated financial statements.

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

With the exception of the adoption of SFAS 123 (R) and SFAS 154, the Company expects that the adoption of the new statements will not have a significant impact on its consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of its goodwill under SFAS 142, The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of its fair value to its book value on a consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.

Accounting for Intangible and Other Long-Lived Assets

We evaluate the possible impairment of our long-lived assets, including intangible assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

Accounting for Revenue

Service revenues are principally generated from clinical laboratory testing services such as routine and esoteric testing (See pages 3 and 4).  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors (such as the decrease in flow cytometry reimbursement rates from CMS starting January 1, 2005). Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on our experience with our accounts receivable. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits.

Accounting for Employment Benefit Plan

We sponsor the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Our employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  We may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the plan years beginning January 1, 2005 we elected to make a matching contribution of 3% of salary not to exceed $500 which amounted to $182,739.  For the plan years beginning January 1, 2004 and 2003, we elected to make a matching contribution of 3% of salary not to exceed $250 per participant which amounted to $78,000 and $71,000 respectively which were charged to operations.  Our contribution will be fully vested after the third year of service.

Accounting for Income Taxes

We account for income taxes utilizing the asset and liability method. Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

Forward Looking Statements

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Cautionary Statements” as well as elsewhere herein including:

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

•                                          adverse litigation results.

•              liabilities that result from our inability to comply with new corporate governance requirements.

•              failure to comply with the Sarbanes-Oxley Act of 2002.

Item 7A. -  Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or foreign sales so that our exposure to foreign currency exchange rate risk is non-existent.

We do have exposure to both rising and falling interest rates. At October 31, 2005, advances of approximately $888 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 6.75%. In addition, we elected to have the remaining $10,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 5.02%.

We estimate that our monthly cash interest expense at October 31, 2005 was approximately $102 thousand and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $14 thousand.

See Note 5  to the Consolidated Financial Statements contained herein.

Item 8. -  Financial Statements and Supplementary Data

Financial Statements are annexed hereto

Item 9. -  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. -  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparations of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Internal control over financial reporting cannot provide absolute assurance regarding the prevention or detection of misstatements because of inherent limitations. These inherent limitations are known by management and considered in the design of the Company’s internal control over financial reporting which reduce, though not eliminate this risk.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of October 31, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, has been audited by Moore Stephens, P.C., an independent registered public accounting firm, as stated in their report, which is included in part II, Item 8 of this Form 10-K.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position
Marc D. Grodman, M.D.	54	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	54	Executive Vice President, Chief Operating Officer and Director

Sam Singer	62	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	56	Director

Harry Elias(a)(c)(e)	75	Director

Gary Lederman, Esq. (b)(c)(e)	71	Director

John Roglieri, M.D. (a)(d)(e)	66	Director

(a)                                  Member of the Audit Committee

(b)                                 Chairman of the Audit Committee

(c)                                  Member of the Compensation Committee

(d)                                 Chairman of the Compensation Committee

(e)                                  Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2005. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K promulgated by the SEC.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met four times during fiscal year 2005. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

The Company does not have an Executive Committee. Officers are elected by and hold office at the discretion of the Board of Directors.

The Nominating Committee is comprised of the four non-employee members of the Board of Directors, Harry Elias, Joseph Benincasa, Gary Lederman and John Roglieri. Pursuant to its charter, the Nominating Committee’s role is to establish criteria for the selection of directors; to identify individuals qualified to be directors; to evaluate director candidates proposed by stockholders; to recommend individuals to fill vacancies on the Board and to recommend nominees for director at each annual stockholder meeting.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its executive officers and to key financial and accounting personnel. The Company will, upon a stockholder’s written request to Investor Relations, c/o the Company, furnish a paper copy of the Code of Ethics.

The following is a brief account of the business experience of each director and executive officer of the Company.

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

Since January 2005, Dr. Grodman has been a member of the Board of Directors of the American Clinical Laboratory Association, an industry organization comprised of the largest and most significant commercial clinical laboratories in the United States. Other Board members include the chief executive officers of Quest Diagnostics and Laboratory Corporation of America.

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

Joseph Benincasa became a Director of the Company in June 2005. Mr. Benincasa currently serves as the Executive Director of The Actors’ Fund of America, a position he has held since 1989. The Actors’ Fund is the leading national, non-profit human services organization providing comprehensive social and health care services, employment, training and housing support to the entertainment profession. It is headquartered in New York City with regional offices in Chicago and Los Angeles. Mr. Benincasa also sits on the Board of Directors of The Greater New York Blood Program where he previously served as Director of Public Education and Public Relations. He is a director of St. Peter’s University Medical Center and also sits on the board of directors of Broadway Cares/Equity Fights AIDS; the National Theatre Workshop of the Handicapped; Career Transition for Dancers; the Times Square Alliance; the New York Society of Association Executives and the Somerset Patriots, a minor league baseball team. Mr. Benincasa holds a B.A. degree from St. Joseph’s University and an M. Ed. Degree from Rutgers University. He also attended Fordham University Graduate School of Business.

Harry Elias became a Director of the Company in March 2004. Mr. Elias commenced his employment in sales and marketing with JVC Company of America (“JVC”) in 1967, subsequently being appointed as JVC’s Senior Vice President of Sales and Marketing in 1983 and as Executive Vice President of Sales and Marketing in 1990. In 1995, Mr. Elias was named as JVC’s Chief Operating Officer, a position he occupied until April 2003 when he resigned his positions upon his appointment as JVC’s “Honorable Chairman.” JVC, a distributor of audio and video products headquartered in Wayne, New Jersey is the wholly owned United States subsidiary of Victor Company of Japan, a manufacturer of audio and video products headquartered in Japan. In January 2005, after retiring from JVC, Mr. Elias was appointed Chairman of the Board of and commenced to serve as a consultant to AKAI USA, the sole distributor in the United States of electronic products produced by AKAI, a Chinese manufacturer.

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

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Dr. Grodman and Mr. Dubinett are the Class I directors whose term expires in fiscal 2007. Mr. Singer and Mr. Elias are the Class II directors whose term expires in fiscal 2008. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose term expires in fiscal 2006.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

James Weisberger, M.D. (Age 50) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T. Todd, Jr.  (Age 54) is a Senior Vice President engaged in Sales. Mr. Todd was the founder and CEO of GenCare Biomedical Research Corporation, a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University from where he received a B.S. degree in Finance in 1974.

John W. Littleton (Age 44) joined the Company in September 2002 as a Vice President engaged in Sales.  Prior to joining the Company, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University in 1983.

John Bennett, M.D., (Age 72) Scientific Advisory Board Chairman, Professor Emeritus, University of Rochester Medical Center, Rochester, New York.  Dr. Bennett has long been recognized as an intellectual force in the treatment and understanding of leukemias, lymphomas and other cancer-related diseases.  He established the French-American-British (FAB) Leukemia working Group and is one of the world’s leading authorities on Myelodysplasia.  He is founder and Chairman of the MDS Foundation, as well as Editor of the Journal of Leukemia Research. Dr.  Bennett is currently Professor Emeritus and former Head of the Medical Oncology Unit at the University of Rochester Medical Center and formerly was a Professor of Oncology in Medicine, Pathology and Laboratory Medicine at the University of Rochester Medical School.  For nearly four decades, Dr.  Bennett has been honored by the medical community as an expert in the field of oncology as evidenced by the numerous chairs he has held in prestigious societies and committees and over 400 publications in peer review journals, the majority of which are in the area of hematologic malignancies.  Dr. Bennett earned his B.A. from Harvard University and his M.D. from Boston University. He served his residency in medicine at Beth-Israel Hospital, Boston, Massachusetts and completed a fellowship in hematology at Boston City Hospital. He headed the Morphology and Cytochemistry Section of the Clinical Center at NIH before joining the faculty at the University of Rochester. Dr. Bennett serves the Company in an advisory capacity as chairman of our Scientific Advisory Board.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2005, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements. However, Harry Elias filed a Form 4 on June 14, 2005 reporting his open market purchase on July 13, 2004 of 1,000 shares of our common stock.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended October 31, 2005 to our Chief Executive Officer and our other executive officers who were serving as our executive officers at October 31, 2005. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation
	Year			Other	Restricted			All
Name and Principal Position	Ended October 31,	Salary	Bonus(a)	Annual Compensation(b)	Stock Awards	Options (SARs)	LTIP Payouts	Other Compensation

Marc D. Grodman M.D.	2005	$ 750,000	$ —	$ -0-	-0-	-0-	$ -0-	$ -0-
President and Chief	2004	$ 554,625	$ 125,000	$ -0-	-0-	-0-	$ -0-	$ -0-
Executive Officer	2003	$ 499,750	$ 154,750	$ -0-	-0-	-0-	$ -0-	$ -0-

Howard Dubinett	2005	$ 285,000	$ 14,600	$ -0-	-0-	-0-	$ -0-	$ -0-
Executive Vice	2004	$ 272,200	$ 60,000	$ -0-	-0-	-0-	$ -0-	$ -0-
President and Chief	2003	$ 240,000	$ 21,800	$ -0-	-0-	-0-	$ -0-	$ -0-
Operating Officer

Sam Singer
Vice President and	2005	$ 285,000	$ 14,600	$ -0-	-0-	-0-	$ -0-	$ -0-
Chief Financial and	2004	$ 259,004	$ 60,000	$ -0-	-0-	-0-	$ -0-	$ -0-
Accounting Officer	2003	$ 240,000	$ 9,600	$ -0-	-0-	-0-	$ -0-	$ -0-

(a) The Compensation Committee adopted an Incentive Bonus Plan for Senior Management with respect to fiscal 2005. The Plan established two classes of employee participants. Dr. Grodman and two other management employees comprised the Class I participants. Mr. Dubinett, Mr. Singer and six other management employees comprised the Class II participants. The Plan entitled each participant to earn a bonus equal to a percentage of his or her annual gross wages to the extent that the Company’s operating income in fiscal 2005 was equal to or greater than certain percentages of its Net Revenues in the case of Class I participants, or in the case of Class II participants, to the extent that the Company’s adjusted operating income in fiscal 2005 was equal to or greater than certain percentages of its adjusted Net Revenues as defined by the Plan. No bonuses were earned for fiscal 2005 pursuant to the Plan by the Class I participants. An aggregate $94,400 in bonuses were earned for fiscal 2005 pursuant to the Plan by the eight Class II participants including the bonus amounts reflected in the above table for Messrs. Dubinett and Singer.

(b) See “Split-Dollar Life Insurance” herein concerning our payment of life insurance premiums pursuant to “split-dollar” life insurance programs for our three executive officers.

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

The Compensation Committee increased Dr. Grodman’s, Mr. Dubinett’s and Mr. Singer’s minimum annual base compensation with respect to fiscal 2006 by 5% in each case over his fiscal 2005 annual base salary.

Severance Payments for Other Employees

The Company signed employment agreements with three other employees effective November 1, 2005 providing in each case for a Severance Payment equal to 2.99 times the employee’s average annual compensation during the preceding five years in the event of termination of the employee’s employment upon a Change in Control of the Company. The Severance Payment provisions for these three employees were approved by the Compensation Committee. Two of the employees including Charles T. Todd, Jr. are engaged in Sales and the third employee is the Company’s Director of Information Services.

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had establishedsplit-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the

Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,114 at October 31, 2005. At that date, the net cash surrender value of the three current policies aggregated approximately $690 and is recorded on the books of the Company at that value.

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

During fiscal 2005, Howard Dubinett, an executive officer, exercised ISOs under the 1989 plan and purchased an aggregate 13,334 shares at an exercise price of $.71875 per share and one employee terminated his employment with the Company and an aggregate 33,334 shares were canceled. As a result, at October 31, 2005, there were outstanding ISOs under the 1989 Plan exercisable to purchase an aggregate 6,000 shares at an exercise price of $.71875 per share.

The 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders. During fiscal 2005, twelve employees exercised ISOs issued under the 2000 Plan and purchased an aggregate 54,094 shares at exercise prices ranging from $4.21 to $9.66 per share and one employee terminated her employment with the Company and options to purchase an aggregate 12,218 shares were canceled. As a result, at October 31, 2005, there were outstanding ISOs under the 2000 Plan exercisable to purchase an aggregate 475,600 shares at exercise prices ranging from $1.688 to $15.34 per share.

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

The 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. During fiscal 2005, ISOs were granted under the plan to 108 employees exercisable to purchase an aggregate 375,458 shares at exercise prices ranging from $12.48 to $18.25 per share, eight employees exercised their ISOs and purchased an aggregate 23,500 shares at exercise prices ranging from $12.22 to $14.82 per share and seven employees terminated their employment with the Company as a result of which, options to purchase an aggregate 39,500 shares were canceled. As a result, at October 31, 2005, there were outstanding ISOs under the 2003 Plan exercisable to purchase an aggregate 414,458 shares at exercise prices ranging from $12.22 to $21.46 per share.

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

Non-Qualified Options (NQOs) and Warrants

At October 31, 2004, there were outstanding NQOs and Warrants owned by directors, consultants including members of the Scientific Advisory Board and a software provider exercisable to purchase an aggregate 326,000 shares at exercise prices ranging from $1.19 to $13.70 per share. During fiscal 2005, NQOs exercisable to purchase 232,500 shares were exercised by three individuals and a software provider. As a result, at October 31, 2005, there were outstanding NQOs and Warrants owned by directors, and members of the Scientific Advisory Board exercisable to purchase an aggregate 93,500 shares at exercise prices ranging from $3.14 to $13.70 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

Option Grants to Our Three Named Executive Officers in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers in fiscal 2005.

Aggregated Option Exercises by Our Three Named Executive Officers in Last Fiscal Year And Fiscal Year-End Option Values

Name	Shares of Common Stock Acquired Upon Option Exercise in Fiscal 2005	Value Realized	Shares of Common Stock Underlying Unexercised Options at 2005 Fiscal Year End (b)	Value of Unexercised In-The-Money Options at 2005 Fiscal Year-End (c)
Marc D. Grodman	—	—	4,000	$ 75,568
Howard Dubinett	13,334	$ 178,517(a)	4,000	75,568
Sam Singer	—	—	4,000	75,568

(a) Based upon the difference between the last sale price for the Common Stock on NASDAQ on April 14, 2005 (the date of exercise) and the exercise price.

(b) All of these options are currently exercisable.

(c) Based upon the difference between the last sales price for the Common Stock on NASDAQ on Monday, October 31, 2005 and the exercise price.

Directors’ Compensation

Directors who are not our employees were each paid a $12,500 per quarter director’s fee during of fiscal year 2005. Directors who chair a committee received an additional $2,500 per quarter during fiscal year 2005.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

The following table sets forth information as of January 6, 2006 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holder and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, owned by such holder at said date which are exercisable within 60 days of such date.

Name and Address of Beneficial Owner Directors and Executive Officers*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	1,657,846	12.8%
Howard Dubinett(3)	481,001	3.7%
Sam Singer(4)	277,467	2.1%
Joseph Benincasa	-0-	0%
Harry Elias	1,000	**
Gary Lederman(5)	27,200	**
John Roglieri(6)	52,000	**
Executive Officers and Directors as a group (seven persons)(2)(3)(4)(5)(6)	2,496,514	19.1%

Other Greater than 5%
Beneficial Owner

Babson Capital Management LLC(7)
One Memorial Drive
Cambridge, MA 02142-1300	1,513,894	11.6%

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

(3)               Includes 477,001 shares owned directly and 4,000 shares issuable upon exercise of options. In lieu of an outright sale, on March 30, 2004, Mr. Dubinett entered into a pre-paid variable forward sales contract (“Forward Contract”) with Bear Stearns Bank plc (“Bear Stearns”). Pursuant to the Forward Contract, Mr. Dubinett pledged 100,000 shares of his BRLI Common Stock to secure his obligation to deliver a maximum 100,000 shares of BRLI Common Stock to Bear Stearns on March 30, 2006 (the “Settlement Date”). As prepayment for the pledge of these shares, Bear Stearns paid Mr. Dubinett $1,297,680 or approximately $12.98 per share representing 80.75% of the proceeds from the sale of 100,000 shares on March 30, 31 and April 1, 2004. The number of shares that Mr. Dubinett will be obligated to deliver on the Settlement Date varies based on the price of the Common Stock on the Settlement Date. Mr. Dubinett will benefit from any excess in the price of the Common Stock on the Settlement Date between $16.07 per share up to a maximum $21.69 per share by being able to deliver fewer shares.

In addition, in lieu of an outright sale, on September 28, 2005, Howard Dubinett entered into a second pre-paid variable forward sales contract (“Forward Contract”) with Bear Stearns Bank plc (“Bear Stearns”). Pursuant to the Forward Contract, Mr. Dubinett pledged 100,000 shares of his BRLI Common Stock to secure his obligation to deliver a maximum 100,000 shares of BRLI Common Stock to Bear Stearns on September 28, 2007 (the “Settlement Date”). As prepaymentfor the pledge of these shares, Bear Stearns paid Mr. Dubinett $1, 374,400 or approximately $13.74 per share representing 80% of the proceeds from the sale of 100,000 shares on September 28, 2005. The number of shares that Mr. Dubinett will be obligated to deliver on the Settlement Date varies based on the price of the Common Stock on the Settlement Date. Mr. Dubinett will benefit from any excess in the price of the Common Stock on the Settlement Date between $17.18 per share up to a maximum $24.052 per share by being able to deliver fewer shares.

(4)               Includes 268,567 shares owned directly, 4,000 shares issuable upon exercise of options and 4,900 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 4,900 shares.

(5)               Includes 15,200 shares owned directly and 12,000 shares issuable upon exercise of options.

(6)               Includes 40,000 shares owned directly and 12,000 shares issuable upon exercise of options.

(7)               Babson Capital LLC (“Babson”) in its capacity as an investment advisor may be deemed the beneficial owner of these 1,513,894 shares which are owned by investment advisory clients. In its Schedule 13G Amendment No. 1 dated May 10, 2005 filed with the Securities and Exchange Commission, Babson stated that to the best of its knowledge, these 1,513,894 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2005 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options and Warrants		(b) Weighted-Average Exercise Price per Share of Outstanding Options and Warrants	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	896,058	(1)	$8.67	372,260	(2)

Equity Compensation Plans Not Approved by Stockholders	93,500	(3)	$7.72	-0	-
Totals	989,558		$8.58	372,260

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 1989, 2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

(3) Includes 57,500shares issuable upon exercise of NQOs held by members of the Company’s Scientific Advisory Board; and 36,000 shares issuable upon exercise of NQOs held by five directors.

Item 13. – Certain Relationships and Related Transactions

No material transactions occurred between the Company and related parties other than reported elsewhere herein during fiscal 2005.

Item 14. -  Principal Accountant Fees and Services

The firm of Moore Stephens, P.C. (“Moore Stephens”) certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2005 and 2004. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

Moore Stephens billed us $187,600 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2005 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to $125,600 in billings for such services for the fiscal year ended October 31, 2004. In addition, Moore Stephens billed us $9,400 in fiscal 2005 for its audit of our 401(k) Plan for calendar year 2004 as compared to $7,600 of such fees in fiscal 2004 with respect to calendar year 2003.

(2)   Audit-Related Fees

Moore Stephens billed us $7,000 for due diligence fees incurred in relation to an acquisition during fiscal 2005 and $80,000 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)   Tax Fees

Moore Stephens billed us approximately $68,500 for tax services for fiscal 2005 and approximately $39,000 for tax services for fiscal 2004. The fees were billed for tax return preparation.

(4)   All Other Fees

No fees were billed to us by Moore Stephens with respect to fiscal 2005 or fiscal 2004 other than for services described in Item 14 (1) and (3) herein.

(5)          Pre-Approval Policies and Procedures

The engagement of Moore Stephens to render the above audit and tax serviceswas approved by our audit committee prior to the engagement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

	The following financial statements of the Company are included in Part II, Item 8
		Page To Page
	Report of Independent Registered Public Accounting Firm	46

	Consolidated Balance Sheets - October 31, 2005 and 2004	47 - 48

	Consolidated Statements of Operations-
	Years ended October 31, 2005, 2004 and 2003	49

	Consolidated Statements of Shareholders’ Equity
	Years ended October 31, 2005, 2004, and 2003	50

	Consolidated Statements of Cash Flows -
	Years ended October 31, 2005, 2004 and 2003	51 - 52

	Notes to Consolidated Financial Statements-	53 - 73

2.	Financial Statements Schedule	74

	Schedule II -	75

	Years ended October 31, 2005, 2004 and 2003

3.	Exhibits	After 75

Incorporated by
Exhibit No.	Item	Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.4.3	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005

10.4.4	Employment Agreement between the Company and Scott Fein effective October 31, 2005

10.4.5	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.5.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.5.2

Terms of the Company’s 2005 Senior Management Incentive Bonus Plan. Marc D. Grodman was one of the three Class I participants, Howard Dubinett and Sam Singer were two of the eight Class II Participants.

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.12*

Strategic Marketing Alliance Agreement dated as of December 31, 2001 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).

(H)

10.12.1*	Addendum dated as of December 27, 2004 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).	(M)

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

21	Subsidiaries of the Company

The following are the Company’s two wholly-owned subsidiaries:

Name under which it Conducts or
	State of Incorporation	Conducted Business

Medilabs, Inc.

New York

Medilabs

CareEvolve.com, Inc.

New Jersey

CareEvolve

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. section 1350 of Chief Financial Officer

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

(L)                                 Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2005

(M)                            Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 12, 2006

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 12, 2006

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 12, 2006

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 12, 2006

/S/ Harry Elias
Harry Elias
Director
January 12, 2006

/S/ Gary Lederman
Gary Lederman
Director
January 12, 2006

/S/ John Roglieri
John Roglieri
Director
January 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiary as of October 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2005. We also have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Bio-Reference Laboratories, Inc. maintained effective internal control over financial reporting as of October 31, 2005 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Reference Laboratories, Inc.’s management is responsible for these consolidated financial statements for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Bio-Reference Laboratories, Inc. maintained effective internal control over financial reporting as of October 31, 2005, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Bio-Reference Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

MOORE STEPHENS, P. C.

Certified Public Accountants.

Cranford, New Jersey

December 17, 2005

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2005	2004

Assets:
Current Assets:
Cash and Cash Equivalents	$4,303	$6,681
Accounts Receivable - Net	53,113	40,952
Inventory	1,339	1,277
Other Current Assets	878	834
Deferred Tax Asset	3,606	1,029

Total Current Assets	63,239	50,773

Property and Equipment - At Cost	18,703	13,501

Less: Accumulated Depreciation	6,776	4,225

Property and Equipment - Net	11,927	9,276

Other Assets:
Deposits	450	426
Goodwill - Net	8,919	8,190
Intangible Assets - Net	3,079	2,438
Other Assets	759	1,048

Total Other Assets	13,207	12,102

Total Assets	$88,373	$72,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

	October 31,
	2005	2004
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts Payable	$14,346	$10,801
Accrued Salaries and Commissions	3,352	2,139
Accrued Taxes and Expenses	1,028	1,081
Revolving Note Payable - Bank	10,888	10,333
Current Maturities of Long-Term Debt	1,061	1,273
Capitalized Lease Obligation - Short-Term Portion	2,049	1,331

Total Current Liabilities	32,724	26,958

Long-Term Liabilities:
Capitalized Lease Obligations - Long-Term Portion	3,956	3,092
Long-Term Debt—Net of Current Portion	—	1,061
Other Long-Term Liabilities	—	25
Deferred Tax Liabilities	978	342

Total Long-Term Liabilities	4,934	4,520

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,059,589 Shares; None Issued	—	—

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized, Issued and Outstanding; -0- and 604,078 Shares at October 31, 2005 and 2004, respectively	—	—

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	—	—

Common Stock, Par Value $.01 Per Share, Authorized 35,000,000 Shares; Issued and Outstanding 12,981,367 and 12,657,939 Shares at October 31, 2005 and 2004, Respectively	130	127

Additional Paid-in Capital	32,348	30,099

Retained Earnings	18,452	10,831

Totals	50,930	41,057
Deferred Compensation	(215)	(384)

Total Shareholders’ Equity	50,715	40,673

Total Liabilities and Shareholders’ Equity	$88,373	$72,151

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Per Share Data]

	Years ended
	October 31,
	2005	2004	2003

Net Revenues	$163,896	$136,184	$109,034

Cost of Services:
Depreciation and Amortization	2,946	1,764	1,032
Employee Related Expenses	37,849	30,818	26,562
Reagents and Laboratory Supplies	24,716	20,523	16,843
Other Cost of Services	17,841	15,096	11,779

Total Cost of Services	83,352	68,201	56,216

Gross Profit	80,544	67,983	52,818

General and Administrative Expenses:
Depreciation and Amortization	1,260	838	689
General and Administrative Expenses	44,817	36,819	30,038
Provision for Doubtful Accounts	21,860	17,506	12,806

Total General and Administrative Expenses	67,937	55,163	43,533

Income from Operations	12,607	12,820	9,285

Other [Income] Expense:
Interest Expense	1,226	667	704
Interest Income	(108)	(33)	(23)

Total Other Expense - Net	1,118	634	681

Income Before Income Taxes	11,489	12,186	8,604

Provision for Income Tax Expense	3,868	3,670	2,064

Net Income	$7,621	$8,516	$6,540

Net Income Per Common Share - Basic	$.60	$.71	$.57

Net Income Per Common Share - Diluted	$.58	$.67	$.51

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands]

	Series A				Additional			Total
	Senior Preferred Stock		Common Stock		Paid-in	Accumulated	Deferred	Shareholders’
	Shares	Amount	Shares	Amount	Capital	[Deficit]	Compensation	Equity
Balance - October 31, 2002	604,078	$60	11,588,583	$116	$28,544	$(4,225)	$(288)	$24,207

Amortization of Deferred Compensation	—	—	—	—	—	—	140	140
Shares Issued for Compensation	—	—	10,000	—	15	—	—	15
Exercise of Options - Employees	—	—	82,140	1	125	—	—	126
Warrants Issued to Advisory Board	—	—	—	—	291	—	(291)	—
Common Stock Repurchased and Retired	—	—	(229,700)	(2)	(1,068)	—	—	(1,070)
Net Income	—	—	—	—	—	6,540	—	6,540

Balance - October 31, 2003	604,078	$60	11,451,023	$115	$27,907	$2,315	$(439)	$29,958

Warrants Issued to Advisory Board	—	—	—	—	137	—	(137)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	192	192
Common Stock Repurchased and Retired	—	—	(30,000)	—	(350)	—	—	(350)
Exercise of Stock Options	—	—	632,838	6	1,898	—	—	1,904
Conversion of Preferred Stock to Common Stock	(604,078)	(60)	604,078	6	507	—	—	453
Net Income	—	—	—	—	—	8,516	—	8,516
Balance – October 31, 2004	—	$—	12,657,939	$127	$30,099	$10,831	$(384)	$40,673

Amortization of Deferred Compensation	—	—	—	—	—	—	169	169
Exercise of Stock Options-Employees	—	—	323,428	3	1,146	—	—	1,149
Options Issued to Consultant	—	—	—	—	1,103	—	—	1,103
Net Income	—	—	—	—	—	7,621	—	7,621
Balance – October 31, 2005	—	$—	12,981,367	$130	$32,348	$18,452	$(215)	$50,715

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years ended
	October 31,
	2005	2004	2003
Operating Activities:
Net Income	$7,621	$8,516	$6,540
Adjustments to Reconcile Net Income to Net Cash Provided by [Used for] Operating Activities:
Depreciation and Amortization	4,206	2,602	1,722
Amortization of Deferred Compensation	169	192	140
Provision for Doubtful Accounts	21,860	17,506	12,806
Deferred Income Tax (Benefit)/Expense	(1,942)	(1,318)	939
Stock Issued for Compensation	—	—	15
Loss on Disposal of Property, and Equipment	9	—	—

Changes in Assets and Liabilities
[Net of Effects from Acquisitions]:
[Increase] Decrease in:
Accounts Receivable	(33,726)	(25,330)	(17,020)
Inventory	(63)	(189)	(7)
Other Current Assets	(44)	(71)	113
Other Assets	289	222	(203)
Deposits	(25)	(112)	(21)

Increase [Decrease] in:
Accounts Payable, Accrued Taxes and Expenses	4,545	3,008	569

Total Adjustments	(4,722)	(3,490)	(947)

Net Cash - Operating Activities - Forward	2,899	5,026	5,593

Investing Activities:
Business Acquisitions	(2,174)	(3,146)	—
Acquisition of Property and Equipment	(2,860)	(3,541)	(1,105)
Proceeds from Sale of Equipment	65	—	—
Capitalized Loan Fees	(21)	(75)	—

Net Cash - Investing Activities - Forward	(4,990)	(6,762)	(1,105)

Financing Activities:
Proceeds from Long-Term Debt	—	2,546	—
Payments of Long-Term Debt	(1,298)	(212)	(400)
Payments of Capital Lease Obligations	(1,796)	(1,505)	(753)
Increase [Decrease] in Revolving Line of Credit	555	1,615	(1,828)
Proceeds from the Exercise of Stock Options	2,252	1,904	126
Conversion of Preferred Stock	—	453	—
Common Stock Repurchased	—	(350)	(1,070)
Net Cash - Financing Activities - Forward	$(287)	$4,451	$(3,925)

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years ended
	October 31,
	2005	2004	2003

Net Cash - Operating Activities - Forwarded	$2,899	$5,026	$5,593

Net Cash - Investing Activities - Forwarded	(4,990)	(6,762)	(1,105)

Net Cash - Financing Activities - Forwarded	(287)	4,451	(3,925)

Net Increase in Cash and Cash Equivalents	(2,378)	2,715	563

Cash and Cash Equivalents - Beginning of Years	6,681	3,966	3,403

Cash and Cash Equivalents - End of Years	$4,303	$6,681	$3,966

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$1,160	$646	$723
Income Taxes	$5,413	$4,590	$326

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In October 2005, the Company assumed $160 of liabilities in connection with the acquisition of PATHCO

In fiscal 2004, the Company issued 15,000 common stock options valued at $137 to a member of its Scientific Advisory Board as deferred compensation.

During fiscal 2005 and 2004, the Company wrote-off approximately $806 and $617 of furniture and equipment which were fully depreciated.

Approximately $428 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized and written off in fiscal 2004.

During fiscal 2005, 2004 and 2003, the Company incurred capital lease obligations totaling approximately $3,185, $2,869 and $1,807 in connection with the acquisition of property and equipment.

[See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference” or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing clinical laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  It operates two clinical laboratories, one in Elmwood Park, New Jersey and one in Valley Cottage, New York, and an andrology laboratory in New York City and a cytogenetics testing laboratory located in Milford, MA..  Bio-Reference markets its clinical laboratory testing services directly to physicians, hospitals, clinics, correctional and other health facilities.

In October 2005, the Company  acquired certain assets of a Poughkeepsie, New York pathology practice for $2,174 plus accounts payable of $160. We retained the staff of this practice and continue to operate at its premises in Poughkeepsie, New York.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $2,790 and $4,282 in cash equivalents at October 31, 2005 and 2004, respectively.

Inventory - Inventory is stated at the lower of cost [on a first-in, first-out basis] or market.  Inventory consists primarily of purchased laboratory supplies, which is used in our various testing laboratories.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $3,592, $2,034 and $1,153 for the years ended October 31, 2005, 2004 and 2003, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2005, 2004 and 2003.

The balance sheet reflects accumulated amortization of $2,401 as of October 31, 2005 and 2004, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $614, $568, and $569 for the years ended October 31, 2005, 2004 and 2003, respectively.  The balance sheet reflects accumulated amortization of $3,409, and $2,795 as of October 31, 2005, and 2004, respectively.

Net Service Revenue - Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.  The Company has historically not provided any significant amount of charity care.Net service revenues on the statements of operations are as follows:

	Years ended
	October 31,
	2005	2004	2003

Gross Revenues	$430,162	$341,180	$269,676

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	113,650	92,753	78,148
Other	152,616	112,243	82,494
Total Contractual Adjustments and Discounts	266,266	204,996	160,642

Net Revenues	$163,896	$136,184	$109,034

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $48,920 and $38,102 as of October 31, 2005 and 2004, respectively.

As of October 31, 2005 and 2004, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2005	2004
Contractual Credits/Discounts	$40,945	$31,067
Doubtful Accounts	7,975	7,035

Total Allowance	$48,920	$38,102

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2005, 2004 and 2003.

Stock Options Issued to Employees - The Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” for financial note disclosure purposes and continues to apply the intrinsic value method of Accounting Principles Board [“APB”] Opinion No. 25, “Accounting for Stock Issued to Employees,” for financial reporting purposes.

Advertising Costs - Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $213, $272 and $188 for the years ended October 31, 2005, 2004 and 2003, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2005	2004
Medical Equipment	$7,467	$5,980
Leasehold Improvements	3,728	3,313
Furniture, Fixtures and Office Equipment	3,815	1,873
Automobiles	3,693	2,335

Totals	18,703	13,501
Less: Accumulated Depreciation	6,776	4,225

Totals - Net of Accumulated Depreciation	$11,927	$9,276

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2005:

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Software Costs	5	$1,535	$1,249	$286
Customer Lists	20	2,456	946	1,510
Covenants Not-to-Compete	5	405	3	402
Employment Agreement	7	825	780	45
Costs Related to Acquisitions	19	1,111	348	763
Patent	17	156	83	73

Totals	11	$6,488	$3,409	$3,079

October 31, 2004:

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Software Costs	5	$1,535	$943	$592
Customer Lists	20	1,697	860	837
Covenants Not-to-Compete	5	5	1	4
Employment Agreement	7	825	661	164
Costs Related to Acquisitions	19	1,015	260	755
Patent	17	156	70	86

Totals	11	$5,233	$2,795	$2,438

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2005 is as follows:

Year Ended
October 31,

2006	$344
2007	300
2008	291
2009	271
2010	250
Thereafter	1,623

Total	$3,079

[5] Revolving Note Payable - Bank

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2005, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.02% at October 31, 2005.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2005, advances of $888 were subject to interest at the prime rate.  As of October 31, 2005 and 2004, the bank’s prime rate of interest was 6.75% and 4.75%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2005, the Company utilized $13,434 (including $2,546 utilized under the “acquisition subline”) and had $17,385 of available unused credit under this revolving note payable loan agreement.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2005 and 2004 was approximately 5.84% and 3.92%, respectively.

[6] Long-Term Debt - Bank

In connection with the CGI acquisition, the Company borrowed $2,546 under the “acquisition subline” available under the revolving note payable agreement (See notes 5 and 18). Principal and interest are due in 26 equal installments of $113 through August 2006. At October 31, 2005 the Company had a principal balance of $1,061 outstanding. Interest is charged at the bank’s prime rate % per annum. At October 31, 2005 the principal balance outstanding under the borrowing was subject to interest at 6.75% per annum.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2005 is as follows:

Year Ended
October 31,
2006	$1,061

[7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2005, 2004 and 2003, the Company recorded an expense of $50, $50 and $50, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

See Note 9A as to the conversion by the Company’s Chief Executive Officer and his wife of shares of Series A Senior preferred Stock during fiscal 2004.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2005	2004	2003
U.S. Federal Statutory Rate	34%	34.0%	34.0%
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	7.0%	6.0%	6.0%
Permanent Differences and Other	(7.0)%	(10.0)%	13%
Utilization of Net Operating Loss Carryforwards	—%	—%	(18.0)%
Change in Valuation Allowance	—%	—%	(11.0)%

Actual Rate	34%	30.0%	24.0%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2005	2004	2003
Current:
Federal	$4,577	$3,562	$543
State and Local	1,233	1,426	582

Deferred:
Federal	(1,530)	(1,120)	798
State and Local	(412)	(198)	141

Total Provision for Income Taxes	$3,868	$3,670	$2,064

At October 31, 2005 and 2004, the Company had a net deferred tax asset [liability] of approximately $2,628 and $687, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal year ended in 2005 and in 2004, the Company had no net operating loss carryforwards available to reduce current year taxable income. For fiscal 2003, the Company utilized approximately $4,378 (federal) and $2,682 (state) of net operating loss carryforwards to reduce current year taxable income.

	October 31,
	2005	2004

Deferred Tax Asset:
Bad Debt Allowance	$3,190	$2,814
Accrued Expenses	502	329

	3,692	3,143
Deferred Tax Liability:
Deferred Costs	(1,050)	(2,114)
Property and Equipment	(14)	(342)

	(1,064)	(2,456)

Deferred Tax Asset [Liability] – Net	$2,628	$687

As Follows:

Net Current Deferred Tax Asset	$3,606	$1,029
Net Long-Term Deferred Tax Liability	(978)	(342)

Deferred Tax Asset [Liability] - Net	$2,628	$687

The company has recorded a deferred tax asset of $3,606 reflecting the benefit of approximately $8,000 in allowance for bad debts and $1,200 in certain accrued expenses in future periods as well as generating sufficient taxable income in order to utilize these deferred assets. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

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

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period of ending October 31, 2007.  As of October 31, 2005, no shares were repurchased under this plan.

[B] Equity Transactions for Services - For the year ended October 31, 2003, the Company issued 10,000 shares of common stock for employment services having a value of $15.  In fiscal year ended in 2005 and 2004, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Income Per Share

The computation of basic and diluted net income per common share was as follows [in thousands, except per share data]:

	For the years ended October 31,
	2005	2004	2003

Income Available to Common Stockholders	$7,621	$8,516	$6,540
Weighted Average Common Shares Outstanding	12,775	12,078	11,489

Effect of Dilutive Securities:
Convertible Preferred Stock	—	—	542
Warrants/Options	374	637	767

Weighted Average Diluted Common Shares Outstanding	13,149	12,715	12,798

Net Income Per Share - Basic	$.60	$.71	$.57
Net Income Per Share - Diluted	$.58	$.67	$.51

For the year ended October 31, 2005, outstanding options to purchase 233,458 shares of company common stock at exercise prices ranging from $15.61 to $18.25 were not included in the computation of diluted EPS.  For the year ended October 31, 2004, outstanding options to purchase 77,000 shares of company common stock at exercise price of $14.96 were not included in the computation of diluted EPS. For the year ended October 31, 2003, outstanding options to purchase 177,000 shares of Company common stock at exercise prices ranging from $7.79 to $11.67 per share were not included in the computation of diluted EPS.  For the year ended.  The exercise price of these options and warrants was greater than the average market price of the common shares and they are considered anti-dilutive.  These securities could potentially dilute EPS in the future.

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2005, 2004 and 2003, 375,458, 104,000 and -0- options were granted under the Plan, respectively. A total of 23,500, 2,000 and -0- incentive stock options issued under the 2003 Plan were exercised in fiscal year ended in October 31, 2005, 2004 and 2003, respectively. A total of 39,500 options were cancelled in fiscal year ended October 31, 2005.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal 2000, 200,000 options were granted under the 2000 Plan which vests in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal year ended October 31, 2005, 2004 and 2003 - 2,000, 50,000 and 281,000 options were granted under the Plan, respectively. A total of 54,094, 215,088 and 15,000 incentive stock options issued under the 2000 Plan were exercised in fiscal year ended in October 31, 2005, 2004 and 2003, respectively. A total of 12,218, -0-, 57,000 options were cancelled in fiscal year ended October 31, 2005, 2004 and 2003, respectively.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of 13,334, 205,000 and 5,000 incentive stock options issued under the 1989 Plan were exercised in fiscal year ended October 31, 2005, 2004 and 2003 respectively.  Additionally, 33,334, -0-, 11,667 options were canceled in fiscal year ended in October 2005, 2004 and 2003 respectively.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999’s termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2003	—	$—

Granted	104	14.24
Expired	—	—
Exercised	(2)	12.09

Outstanding and Eligible for Exercise at October 31, 2004	102	$14.29

Granted	376	16.50
Expired	(40)	13.24
Exercised	(24)	12.83

Outstanding at October 31, 2005	414	$16.47

Eligible for Exercise at at October 31, 2005	398	$16.64

	2000 Plan		1989 Plan
		Weighted Average		Weighted Average
	Shares Under	Exercise Price	Shares Under	Exercise Price
	Options	Per Share	Options	Per Share
	[In Thousands]		[In Thousands]

Outstanding at October 31, 2002	496	$4.27	274	$.72

Granted	281	6.34	—	—
Cancelled/Expired	(57)	7.16	(11)	.72
Exercised	(15)	1.13	(5)	.72

Outstanding at October 31, 2003	705	$4.93	258	$.72

Granted	50	14.68	—	—
Expired	—	—	—	—
Exercised	(215)	6.20	(205)	.72

Outstanding at October 31, 2004	540	$5.51	53	$.72

Granted	2	5.72	—	—
Expired	(12)	7.79	(34)	.72
Exercised	(54)	5.95	(13)	.72

Outstanding and Eligible for Exercise at October 31, 2005	476	$5.40	6	$.72

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted
	Number of	Remaining			Average
	Shares Under	Contractual	Exercise Price	Number of	Exercise
Exercise Price Range	Option	Life	Per Share	Options	Price
	[In Thousands]	[In Years]		[In Thousands]

$.71875 Per Share	6	1.58	$.72	6	$.72
$1.688 Per Share	215	4.83	$1.69	215	$1.69
$4.21 to $5.70 Per Share	31	7.58	$5.53	31	$5.53
$5.94 to $6.82 Per Share	99	6.52	$6.79	99	$6.79
$7.19 to $8.40 Per Share	81	7.50	$7.79	81	$7.79
$12.09 to $14.50 per share	98	8.74	$13.39	82	$13.39
$14.51 to $15.61 per share	140	8.85	$15.09	140	$15.09
$17.75 to $21.46 per share	226	9.92	$18.34	226	$18.34

	896			880

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the year ended October 31, 2005, 2004 and 2003 was $16.50, $14.24, and $-0- per share, respectively.  These options have weighted average remaining contractual lives of approximately 9 years.

The weighted average grant date fair value of incentive stock options under the 2000 plan granted during the year ended October 31, 2005, 2004 and 2003 was $5.72, $14.68, and $6.34 per share, respectively.  These options have weighted average remaining contractual lives of approximately 5years.

The Company accounts for these stock-based compensation awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.”  No compensation cost was recognized for stock-based employee compensation awards for the years ended October 31, 2005, 2004 and 2003.

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

		Weighted
	Shares Under	Average
	Options	Exercise Price
	and Warrants	Per Share
	[In Thousands]

Outstanding and Eligible for Exercise at October 31, 2002	558	$2.21

Granted	70	7.60
Cancelled/Expired	(32)	1.77
Exercised	(62)	1.69
Outstanding at October 31, 2003	534	$2.98

Granted	15	13.10
Cancelled/Expired	(12)	4.36
Exercised	(211)	3.10

Outstanding at October 31, 2004	326	$3.80

Granted	—	—
Cancelled/Expired	—	—
Exercised	(232)	$2.22

Outstanding at October 31, 2005	94	$7.72

Eligible for Exercise at October 31, 2005	89	$7.38

In fiscal 2004, the Company granted 15,000 options to purchase common stock to an advisory board member with an exercise price of $13.70. A total of 5,000 options vested immediately with the remaining 10,000 to vest over a two year period. The fair value of $134 has been recorded as deferred compensation and is being expensed over the term of the related service agreement. During fiscal 2003, the Company granted 70,000 options to purchase common stock to members of a newly formed scientific advisory board.  The exercise prices of these options ranged from $6.98 to $7.94 per share. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model.  The fair value of those options granted in fiscal 2003 was approximately $291 and has been accounted for as deferred compensation to be expensed over the terms of the agreements.

The Company accounts for these options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost was recognized against income for employee non-incentive stock options and warrants for the years ended October 31, 2005, 2004 and 2003.

	Options and Warrants Outstanding		Options and Warrants Exercisable
	Weighted
	Number of	Average		Number of	Weighted
	Shares Under	Remaining	Weighted Average	Shares Under	Average
	Options and	Contractual	Exercise Price	Options and	Exercise Price
Exercise Price Range	Warrants	Life	Per Share	Warrants	Per Share
	[In Thousands]	[In Years]		[In Thousands]

$3.14 Per Share	16	0.67	$3.14	16	$3.14
$6.80 Per Share	20	1.25	$6.80	20	$6.80
$6.98 to $7.94 Per Share	43	1.18	$7.77	43	$7.77
$13.70 Per Share	15	2.17	$13.70	10	$13.70
	94			89

These options have weighted average remaining contractual lives of approximately 1 year.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2005, 2004 and 2003 were $-0-, $8.94, and $4.16 per share, respectively.

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

	Year ended October 31,
	2005	2004	2003

Net Income [Loss]:
As Reported	$7,621	$8,516	$6,540

Deduct: Stock Based Employee Compensation Expense Determined Under the Fair Value Based Method - Net of Tax	(1,684)	(1,310)	(1,453)

Pro Forma - Net Income	$5,937	$7,206	$5,087

Basic Earnings Per Share:
As Reported	$.60	$.71	$.57
Pro Forma	$.46	$.60	$.44

Diluted Earnings Per Share:
As Reported	$.58	$.67	$.51
Pro Forma	$.45	$.57	$.40

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

	Risk-Free		Expected	Expected
Year Ended	Interest Rate	Expected Life	Volatility	Dividends

October 31, 2005	4.0%	10 Years	51.65%	None
October 31, 2004	4.0%	4 Years	115.21%	None
October 31, 2003	5.0%	7 Years	87.91%	None

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreements range from three years and two months to four years and three months.

The Company has also entered into various employment contracts and consulting agreements for periods ranging from one to seven years. In January 2004, the Employment Agreement of the Chief Financial Officer/Vice President and Chief Operating Officer/Executive Vice President were extended for two additional years beyond their October 31, 2004 termination date. Minimum annual compensation under these extended agreements is equal to Fiscal 2002 Annual Compensation, subject to increases in the Consumer Price Index as well as to stage increases as defined in the Agreement. Subsequent to October 31, 2004, the Company entered into a new Employment Agreement with its Chief Executive Officer, President which expires on October 31, 2007. At October 31, 2005, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,	Employees and Consultants	Advisory Board

2006	$2,316	$70
2007	1,880	25
2008	1,100	—
2009	1,100	—
2010	750	—
Thereafter	750	—
Total	$7,896	$95

The Company entered into an employment agreement which included a provision for a $250 bonus to be paid over a seven-year period.  At October 31, 2004, the Company had a long-term liability of $25 and $50 current liability related to the remaining bonus amount due the employee.  The balance due at October 31, 2005 will be paid as follows:

2006	$25

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into sixteen at – will employment and consulting agreements which together with prior at – will agreements provide for annual aggregate minimum commitments of approximately $9,415 which have no termination dates.

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

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2010 as follows:

	October 31,
	2005	2004

Medical Equipment	$4,061	$3,786
Furniture, Fixtures and Office Equipment	1,425	1,315
Automobiles	2,316	2,292

Totals	7,802	7,393
Less: Accumulated Depreciation	2,420	1,998

Net	$5,382	$5,395

Depreciation expense on assets under capital leases was approximately $422, $364, and $325 for the years ended October 31, 2005, 2004 and 2003, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
2006	2,504
2007	2,092
2008	1,302
2009	676
2010	249
Thereafter	—
Total	6,823
Less: Interest	818
Present Value of Minimum Lease Payments	$6,005

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2005 to 2010.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2005, 2004 and 2003 was $3,871 $3,709 and $3,180, respectively.  There were no contingent rental amounts due through October 31, 2005.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2006	$1,131	$192
2007	981	141
2008	902	46
2009	886	13
2010	148	1
Thereafter	—	—

Totals	$4,048	$393

The Company has entered into several purchase agreements for reagent supplies through March 2010.

Minimum purchase commitments as of October 31, 2005 are as follows:

2006	7,594
2007	4,837
2008	2,631
2009	2,203
2010	946
Thereafter	—
$18,211

Reagent supplies expense under purchase agreements amount to $3,369, $1,777 and $673 for the years ended October 31, 2005, 2004 and 2003, respectively.

In December 2001, one of the Company’s wholly owned subsidiaries [CareEvolve] entered into a five year strategic marketing alliance agreement to operate a joint venture with Roche Diagnostic Corporation [“RDC”].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provided that RDC would provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, hired marketing and management personnel to provide increased selling and marketing efforts.  RDC initially funded CareEvolve the sum of $1,000 to be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee would be authorized to be paid with the proceeds of the $1,000.  During the term of the agreement, CareEvolve agreed to pay to each of RDC and Bio-Reference, 50% of the net after-tax income generated each quarter.  In addition, the agreement granted RDC an option to purchase an equity interest in CareEvolve from the Company equal to 50% of the ownership in CareEvolve. During fiscal 2004, the Company and RDC were involved in negotiations to amend the agreement and in December 2004 such amendment was completed. The Company took a one-time charge of approximately $400 against fiscal 2004 earnings associated with additional expenses incurred as a result of the amendment. The joint venture was terminated by mutual consent in the fourth quarter of fiscal 2005.

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

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2005 and 2004, the Company had approximately $2,048 and $1,885 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

In October 2005, the Company acquired certain assets of Pathco Medical, P.C. a New York State professional corporation. (“PATHCO”) for $2,174 including assumed liabilities not to exceed $160.  The Company retained the staff of this practice and continue to operate at its premises in Poughkeepsie, New York.  In connection with the acquisition, the Company received a five year non-compete agreements with the former owner of PATHCO and Pathco Medical, P.C.  In addition the Company entered into an employment agreement with key management personnel of PATHCO.  The acquisition resulted in goodwill of $729 being recorded.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $3,844 in the aggregate.  Health insurance premium expense for the years ended October 31, 2005, 2004 and 2003 amounted to approximately $887, $622 and $385, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $4,084, $3,283 and $2,515 for the years ended October 31, 2005, 2004 and 2003, respectively.  During fiscal years ended October 31, 2005, 2004 and 2003, employee contributions of $929, $821 and $603 offset, the above health plan costs.

[21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the plan years beginning January 1, 2005 the Company elected to make a matching contribution of 3% of salary not to exceed $500 which amounted to $182,739.  For the plan years beginning January 1, 2004 and 2003, the Company elected to make a matching contribution of 3% of salary not to exceed $250 per participant which amounted to $78,000 and $71,000 respectively which were charged to operations.  The Employer contribution will be fully vested after the third year of service.

[22] New Authoritative Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs – an amendment to ARB No. 43.” This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs “may” be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal”. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

In November 2004, the FASB issued SFAS No. 152 “Accounting for Real Estate Time-Sharing Transactions” – An amendment of SFAS No. 66 and 67. This Statement amends SFAS No. 66. “Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP)
04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2. Effective for financial statements with fiscal years beginning after June 15, 2005.  Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The company will be required to adopt SFAS No. 154 as of as of November 1, 2006.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material impact on the Company’s consolidated financial statements.

[23] Selected Quarterly Financial Data [Unaudited]

	Three months ended				Fiscal
	1/31/05	4/30/05	7/31/05	10/31/05	Year 2005

Net Revenues	$36,835	$40,049	$42,723	$44,289	$163,896
Gross Profit	$17,444	$19,688	$21,170	$22,242	$80,544
Net Income	$925	$1,427	$2,493	$2,776	$7,621
Net Income Per Common Share:
Basic	$.07	$.11	$.19	$.21	$.60
Diluted	$.07	$.11	$.19	$.21	$.58

Weighted Average Common Shares Outstanding - Basic [in thousands]	12,667	12,682	12,787	12,965	12,775

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,345	13,251	13,162	13,382	13,149

	Three months ended				Fiscal
	1/31/04	4/30/04	7/31/04	10/31/04	Year 2004

Net Revenues	$28,950	$33,647	$35,843	$37,744	$136,184
Gross Profit	13,905	16,549	18,272	19,257	67,983
Net Income	919	1,959	2,325	3,313	8,516
Net Income Per Common Share:
Basic	.08	. 16.19		.26	.71
Diluted	.07	.15	.18	.25	.67

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,523	11,920	12,227	12,640	12,078

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,124	13,188	12,863	13,252	12,715

	Three months ended				Fiscal
	1/31/03	4/30/03	7/31/03	10/31/03	Year 2003

Net Revenues	$23,759	$25,951	$28,920	$30,404	$109,034

Gross Profit	$10,572	$12,241	$14,578	$15,427	$52,818
Net Income	$470	$1,523	$2,301	$2,246	$6,540
Net Income Per Common Share:
Basic	$.04	$.13	$.20	$.20	$.57
Diluted	$.04	$.12	$.18	$.17	$.51
Weighted Average Common Shares Outstanding - Basic [in thousands]	11,595	11,487	11,423	11,451	11,489

Weighted Average Common Shares Outstanding - Diluted [in thousands]	12,899	12,665	12,709	13,044	12,798

.   ..   .   .   ..   .   .   ..   .   .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic financial statements of Bio-Reference Laboratories, Inc. and its subsidiary appears on page 46.  That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
December 17, 2005

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003.

[In Thousands]

(a)	(b)	(c)	(d)	(e)
	Balance at	Charged to	Deductions	Balance
	Beginning	Cost and	To Valuation	at End
Description	of Period	Expenses	Accounts	of Period

Year Ended October 31, 2005
Allowance for Doubtful Accounts	$7,035	$21,860	$(20,920)	$7,975
Contractual Credits/Discounts	31,067	266,266	(256,388)	40,945

Total Allowance	$38,102	$288,126	$(277,308)	$48,920

Year Ended October 31, 2004
Allowance for Doubtful Accounts	$5,159	$17,506	$(15,630)	$7,035
Contractual Credits/Discounts	24,026	204,996	(197,955)	31,067

Total Allowance	$29,185	$222,502	$(213,585)	$38,102

Year Ended October 31, 2003
Allowance for Doubtful Accounts	$7,035	$12,806	$(14,682)	$5,159
Contractual Credits/Discounts	23,010	160,642	(159,626)	24,026

Total Allowance	$30,045	$173,448	$(174,308)	$29,185