Form 10-Q
period 2006-01-31
BIO REFERENCE LABORATORIES INC
filed 2006-03-10
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act.

Large  accelerated filer               Accelerated Filer   ☒         Non-accelerated  Filer

Indicate by check mark whether the registrant is a shell company (defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,013,367 shares of Common Stock ($.01 par value) at March 10, 2006.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2006

	I N D E X

		Page

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Balance Sheets as of January 31, 2006 (unaudited) and October 31, 2005.	1

	Statements of Operations (unaudited) for the three months ended January 31, 2006 and January 31, 2005	3

	Statements of Cash Flows (unaudited) for the three months ended January 31, 2006 and January 31, 2005	4

	Notes to financial statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION	19

Item 6.	Exhibits

	Signatures	20

	Certifications	21

PART I.   FINANCIAL INFORMATION

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$5,343	$4,303
Accounts Receivable - Net	56,407	53,113
Inventory	1,529	1,339
Other Current Assets	958	878
Deferred Tax Assets	2,886	3,606
TOTAL CURRENT ASSETS	67,123	63,239

PROPERTY AND EQUIPMENT — AT COST	19,258	18,703
LESS: Accumulated Depreciation	7,779	6,776
PROPERTYAND EQUIPMENT - NET	11,479	11,927

OTHER ASSETS:
Deposits	450	450
Goodwill - Net	8,919	8,919
Intangible Assets — Net	2,936	3,079
Other Assets	809	759

TOTAL OTHER ASSETS	13,114	13,207

TOTAL ASSETS	$91,716	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$13,454	$14,346
Accrued Salaries and Commissions Payable	3,910	3,352
Accrued Taxes and Expenses	2,843	1,028
Current Maturities of Long-Term Debt	743	1,061
Capital Lease Obligations - Short-Term Portion	2,038	2,049
Revolving Note Payable - Bank	13,159	10,888
TOTAL CURRENT LIABILITIES	36,147	32,724

LONG-TERM LIABILITIES:
Capital Lease Obligations—Long-Term Portion	3,473	3,956
Deferred Tax Liabilities	90	978

TOTAL LONG-TERM LIABILITIES	3,563	4,934

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares,
None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock,
$.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 12,999,367 and 12,981,367 at January 31, 2006 and at October 31, 2005, respectively	130	130

Additional Paid-In Capital	32,457	32,348

Retained Earnings	19,604	18,452
Totals	52,191	50,930
Deferred Compensation	(185)	(215)

TOTAL SHAREHOLDERS’ EQUITY	52,006	50,715
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$92,729	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2 0 0 6	2 0 0 5

NET REVENUES:
	$42,918	$36,835
COST OF SERVICES:

Depreciation and Amortization	804	681
Employee Related Expenses	10,893	8,938
Reagents and Laboratory Supplies	6,135	5,524
Other Cost of Services	4,752	4,248
TOTAL COST OF SERVICES	22,584	19,391

GROSS PROFIT	20,334	17,444

GENERAL AND ADMINISTRATIVE EXPENSES:

Depreciation and Amortization	355	287
General and Administrative Expenses	12,078	10,920
Provision for Doubtful Accounts	5,904	4,583

TOTAL GENERAL AND ADMIN. EXPENSES	18,337	15,790

INCOME FROM OPERATIONS	1,997	1,654

OTHER (INCOME) EXPENSES:

Interest Expense	272	253
Interest Income	(30)	(19)
TOTAL OTHER EXPENSES - NET	242	234

INCOME BEFORE TAX	1,755	1,420
Provision for Income Taxes	602	495
NET INCOME	$1,153	$925

NET INCOME PER COMMON SHARE - BASIC:	$.09	$.07
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	12,992,367	12,666,689

NET INCOME PER COMMON SHARE - DILUTED:	$.09	$.07
WEIGHTED AVERAGE NUMBER OF SHARES — DILUTED:	13,406,809	13,345,183

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2 0 0 6	2 0 0 5

OPERATING ACTIVITIES:
Net Income	$1,153	$925
Adjustments to Reconcile Net Income to
Cash Provided by (used by) Operating Activities:
Deferred Compensation	30	42
Depreciation and Amortization	1,159	968
Provision for Bad Debts	5,904	4,583
Deferred Income Tax	(168)	(303)

Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(9,198)	(7,565)
Inventory	(190)	(118)
Other Current Assets	(132)	39
Other Assets	(12)	(28)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,481	225

NET CASH - OPERATING ACTIVITIES	27	(1,232)

INVESTING ACTIVITIES:
Acquisition of Equipment and
Leasehold Improvements	(555)	(612)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(318)	(318)
Payments of Capital Lease Obligations	(493)	(383)
Increase in Revolving Line of Credit - Net	2,271	3,181
Proceeds from Exercise of Options	108	68

NET CASH - FINANCING ACTIVITIES	1,568	2,548

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,040	704

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	4,303	6,681

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$5,343	$7,385

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$224	$267
Income Taxes	$159	$682

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

                During the three month periods ended January 31, 2006 and January 31, 2005 the Company entered into capital leases totaling $26 and $723, respectively.

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

[2] The results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2005 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2005 Form 10-K.

[5] Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended
	January 31,
	[Unaudited]
	2006	2005
Medicare/Medicaid	$28,909	$25,575
Other	43,411	31,492
	$72,320	$57,067

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

	January 31, 2006	October 31, 2005
	[Unaudited]
Contractual Credits/Discounts	$40,740	$40,945
Doubtful Accounts	8,607	7,975
	$49,347	$48,920

[7] In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement, in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The Company will be required to adopt SFAS No. 154 as of as of November 1, 2006.  The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

[8] Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted after November 1, 2005 and thereafter.

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation. APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company made disclosures of pro forma net earnings as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

In accordance with APB No. 25, no stock-based compensation cost had been recognized during the three month period ended January 31, 2005. Had compensation cost been determined based on the estimated fair value at grant date consistent with the methodology prescribed in SFAS No. 123, net income for the three month period ended January 31, 2005 would have been as follows.

Three Months Ended January 31, 2005

Net Income
As Reported	$925
Deduct: Stock Based Employee Compensation expense determined
Under the fair value based method-Net of Tax	(489)

Pro-Forma Net Income	$436

Basic Earnings Per Share:
As Reported	$.07
Pro-Forma	$.03

Diluted Earnings per Share:
As Reported	$.07
Pro-Forma	$.03

[9]  The following disclosures present certain information on the Company’s intangible assets as of January 31, 2006 (Unaudited) and October 31, 2005.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets At January 31, 2006	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
[Unaudited]

Software Costs	5 years	$1,536	$1,311	$225
Customer Lists	20 years	2,456	975	1,481
Covenants not-to-Compete	5 years	405	23	382
Employment Agreements	7 years	825	793	32
Costs Related to Acquisitions	19 years	1,123	378	745
Patent	17 Years	156	85	71
Totals		$6,501	$3,656	$2,936

Intangible Assets At October 31, 2005	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
[Audited]

Software Costs	5 years	$1,535	$1,249	$286
Customer Lists	20 years	2,456	946	1,510
Covenants not-to-Compete	5 years	405	3	402
Employment Agreements	7 years	825	780	45
Costs Related to Acquisitions	19 years	1,111	348	763
Patent	17 Years	156	83	73
Totals		$6,488	$3,409	$3,079

The aggregate intangible amortization expense for the three months ended January 31, 2006 and 2005 was $155 and $154, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2006 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,		Estimated Amortization Expense
2006		$344
2007		300
2008		291
2009		271
2010		250
Thereafter		1,623
	Total	$3,079

[10]  In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2006, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.09% at January 31, 2006.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2006, advances of $3,159 were subject to interest at the prime rate (7.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2006, the Company utilized $15,705 (including $2,546 utilized under the “acquisition subline”) and had $14,295 of available unused credit under this revolving note payable loan agreement.

[11] The provision for income taxes for the three months ended January 31, 2006, consists of a current tax provision of $770 and a deferred tax benefit of $168. At January 31, 2006, the Company had a current deferred tax asset of $2,886 included in other current assets and a long-term deferred tax liability of $90 incurred in other long-term liabilities.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2006 VS FIRST QUARTER 2005

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well as eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, our cancer and oncology laboratory, is one of the premier hematopathology laboratories in the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded companies, principally engaged in the operation of commercial clinical testing laboratories in the United States; namely the two national mega-laboratories and BioReference Laboratories. However, there are numerous hospital outreach programs and smaller privately owned reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country, as well as two pharmaceutical companies operating commercial laboratories as a small portion of their business. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We are currently developing programs for histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years. We will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service and support that expand and grow our clinical laboratory.

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

NET REVENUES:

We had net revenues for the three month period ended January 31, 2006 of $42,918 as compared to $36,835 for the three month period ended January 31, 2005. This represents a 17% increase in net revenues. This increase is due primarily to a 13% increase in the number of patients serviced and a 4% increase in net revenue per patient.

The number of patients serviced during the quarter ended January 31, 2006 was approximately 730 thousand which was 13% greater when compared to the prior fiscal year’s quarter ended January 31, 2005. Net revenue per patient for the quarter ended January 31, 2006 was $58.26 compared to net revenue per patient for the quarter ended January 31, 2005 of $56.06, an increase of 4%. Esoteric testing continues to be the principal driver in the increase in net revenue per patient.

COST OF SERVICES:

Cost of Services increased from $19,391 for the three month period ended January 31, 2005 to $22,584 for the three month period ended January 31, 2006, an increase of $3,193 or 16%. This increase has remained consistent in relation to the 17% increase in net revenues. However, employee related expenses increased by $1,955 (22%). This increase was primarily attributable to  the acquisition made on October 28, 2005.

GROSS PROFITS:

Gross profit on net revenues increased 17% to $20,334 for the three month period ended January 31, 2006 compared to $17,744 for the same period ended January 31, 2005. Gross Profit margins remained at 47% for both comparable periods.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2006 were $18,337 compared to $15,790 for the three month period ended January 31, 2005. This represents an increase of $2,547 (16% ) which is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased from $253 for the three month period ended January 31, 2005 to $272 for the three month period ended January 31, 2006, an increase of $19 (8%). This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company.  Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase during our current fiscal year.

INCOME:

We realized net income of $1,153 for the three month period ended January 31, 2006 as compared to $925 for the three month period ended January 31, 2005, an increase of 25%.

Pre-tax income for the period ended January 31, 2006 was $1,755 as compared to $1,420 for the period ended October 31, 2005, an increase of $335 (24%). The provision for income taxes decreased from $495 (35%) for the period ended January 31, 2005, to $602 (34%) for the current three month period.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

For the Quarter Ended January 31, 2006

Our working capital at January 31, 2006 was $30,976 as compared to $30,515 at October 31, 2005 an increase of $461. Our cash position increased by $1,040 during the current period. We borrowed $2,271 in short term debt and repaid $811 in existing debt. We had current liabilities of $36,147 at January 31, 2006. We generated $27 in cash from operations, compared to a utilization of cash of $1,232 from operations for the quarter ended January 31, 2005, an overall increase of $1,259 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $56,407 at January 31, 2006, an increase of $3,294 from October 31, 2005 or 6%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2006 increased 14% over the comparable three month period.

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

•                  Incomplete or inaccurate billing information as provided by the physician.

•                  Disparity in coverage and information requirements.

•                  Disputes with payors.

•                  Internal and external compliance policies and procedures.

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended January 31, 2006, rose to 120 days, an increase of 9 days, or 8%, from the 111 days that we reported at the end of fiscal year 2005. We believe that this increase is due to several factors. (1) Historically, first quarters for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year. (for example: DSOs for year end FY 2001 were 103 and Q1FY02 were 111, an increase of 8 days (8%); FY2002 were 100 and Q1FY03 were 105, an increase of 5 days (5%); FY2003 were 101 and Q1FY04 were 109, an increase of 8 days (8%). (2) There was a delay in getting reimbursement from a portion of the Medicare payments because Congress did not pass the Reconciliation Bill of 2005 until February 2006, resulting in an ongoing delay in getting paid for a portion of the Medicare payments effected by a temporary reduction in the physician fee schedule. Medicare expects the delay in payments to be caught up by July 2006. (3) HIPAA took full effect in April 2004 and, on an increasing basis, this has resulted in commercial payers implementing systems that require more information than they had previously required without warning or advice to providers such as our Company. Claims previously paid are now being rejected or delayed on the basis of new rules that are not being disclosed to providers. We are currently addressing this issue with software solutions that we expect will stabilize or improve this issue. The pathology laboratory that we acquired on October 28, 2005, has been unable to get paid by Medicare because of regulatory red-tape necessitated by the change in ownership. This matter is temporary in nature and is currently before the local Medicare contractor for resolution.

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2006, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 5.09% at January 31, 2006.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2006, advances of $3,159 were subject to interest at the prime rate (7.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2006, the Company utilized $15,705 (including $2,546 utilized under the “acquisition subline”) and had $14,295 of available unused credit under this revolving note payable loan agreement.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2006
Long - Term Debt	$1,061	$1,061
Capital Leases	6,823	2,504
Operating Leases	4,441	1,323
Purchase Obligations	18,211	7,594
Employment/Consultant Contracts	8,016	2,411
Total	$38,552	$14,893

Our cash balance at January 31, 2006 totaled $5,343 as compared to $4,303 at October 31, 2005.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2006.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R), “Stock-Based Payments” for stock options awarded to employees after the date of Adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted after November 1, 2005 and thereafter.

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation. APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company made disclosures of pro forma net earnings as if the fair-value-based method of accounting had been applied a required by SFAS No. 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under SFAS 142, The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.

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

Accounting for Revenue

                Service revenues are principally generated from clinical laboratory testing services such as routine and esoteric testing.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors (such as the decrease in flow cytometry reimbursement rates from CMS (Medicare/Medicaid) starting January 1, 2005). Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on our experience with our accounts receivable. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred and the account has been transferred to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits.

Accounting for Employment Benefit Plan

We sponsor the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”].  Our employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  We may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company.  For the plan year beginning January 1, 2005 we elected to make a matching contribution of 3% of salary not to exceed $500 per participant which amounted to $182,739.  For the plan years beginning January 1, 2004 and 2003, we elected to make a matching contribution of 3% of salary not to exceed $250 per participant which amounted to $78,000 and $71,000 respectively which were charged to operations.  Our contribution will be fully vested after the third year of service.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Cautionary Statements” contained in Item 1 of our Annual Report on Form 10-K for the year ended October 31, 2005, as well as elsewhere herein including:

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

•

changes in federal, state, local and third party payor regulations or policies (or in the Interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing (such as the decrease in Medicare reimbursement for Flow Cytometry testing which occurred in the first quarter of calendar year 2005).

•	failure to comply with the Federal Occupational Safety and Health Administration requirements and the recently passed Needlestick Safety and Prevention Act.
•	failure to comply with HIPAA, which could result in significant fines as well as substantial criminal penalties.
•	changes in payor mix.
•	failure to maintain acceptable days sales outstanding levels.
•	increased competition, including price competition.
•	our ability to attract and retain experienced and qualified personnel.
•	adverse litigation results.
•	liabilities that result from our inability to comply with new corporate governance requirements.
•	failure to comply with the Sarbanes-Oxley Act of 2002.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At January 31, 2006, advances of approximately $3,159 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 7.25%. In addition, we elected to have the remaining $10,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 5.09%.

We estimate that our monthly cash interest expense at January 31, 2006 was approximately $91 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $11.

Item 4 — CONTROLS AND PROCEDURES

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

Report of Management on Internal Control Over Financial Reporting

                The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that i) pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of the assets of the Company; ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

                Internal control over financial reporting cannot provide absolute assurance regarding the prevention or detection of misstatements because of inherent limitations. These inherent limitations are known by management and considered in the design of the Company’s internal control over financial reporting which reduce, though not eliminate this risk.

                Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of January 31, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January  31, 2006, has been reviewed  by Moore Stephens, P.C., an independent registered public accounting firm.

                There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended January 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Date:  March 10, 2006