Form 10-Q
period 2006-04-30
BIO REFERENCE LABORATORIES INC
filed 2006-06-08
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2006

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

Large  accelerated filer ☐      Accelerated Filer ☒      Non-accelerated  Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,036,367 shares of Common Stock ($.01 par value) at June 1, 2006.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2006

I N D E X

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements Consolidated Balance Sheets as of April 30, 2006 (unaudited) and October 31, 2005

Consolidated Statements of Operations for the three months and six months ended April 30, 2006 and April 30, 2005 (unaudited)

Consolidated Statements of Cash Flows for the six months ended April 30, 2006 and April 30, 2005 (unaudited)

Notes to consolidated financial statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 6.	Exhibits

Signatures

Certifications

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
[Dollars In Thousands Except Per Share Data]

ASSETS

	April 30,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$6,103	$4,303
Accounts Receivable - Net	59,829	53,113
Inventory	1,696	1,339
Other Current Assets	813	878
Deferred Tax Assets	4,106	3,606
TOTAL CURRENT ASSETS	72,547	63,239

PROPERTY AND EQUIPMENT - AT COST	20,372	18,703
LESS: Accumulated Depreciation	8,788	6,776
PROPERTYAND EQUIPMENT - NET	11,584	11,927

OTHER ASSETS:
Deposits	454	450
Goodwill - Net	8,919	8,919
Intangible Assets - Net	2,784	3,079
Other Assets	878	759
TOTAL OTHER ASSETS	13,035	13,207
TOTAL ASSETS	$97,166	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$15,208	$14,346
Accrued Salaries and Commissions Payable	3,341	3,352
Accrued Taxes and Expenses	2,355	1,028
Current Maturities of Long-Term Debt	424	1,061
Capital Lease Obligations - Short-Term Portion	2,116	2,049
Revolving Note Payable - Bank	14,823	10,888
TOTAL CURRENT LIABILITIES	38,267	32,724

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,364	3,956
Deferred Tax Liabilities	554	978

TOTAL LONG-TERM LIABILITIES	3,918	4,934

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,031,367 and 12,981,367 at April 30, 2006 and at October 31, 2005, respectively	130	130

Additional Paid-In Capital	32,652	32,348

Retained Earnings	22,354	18,452
Totals	55,136	50,930
Deferred Compensation	(155)	(215)

TOTAL SHAREHOLDERS’ EQUITY	54,981	50,715
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$97,166	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
[Dollars In Thousands Except Per Share Data]
[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,
	2 0 0 6	2 0 0 5	2 0 0 6	2 0 0 5
NET REVENUES:	$47,189	$40,049	$90,107	$76,884

COST OF SERVICES:

Depreciation and Amortization	$846	$769	$1,650	$1,450
Employee Related Expenses	11,293	9,316	22,185	18,253
Reagents and Laboratory Supplies	6,357	6,071	12,493	11,595
Other Cost of Services	4,915	4,205	9,667	8,453
TOTAL COST OF SERVICES	$23,411	$20,361	$45,995	$39,751

GROSS PROFIT ON REVENUES	$23,778	$19,688	$44,112	$37,133

General and Administrative Expenses:

Depreciation and Amortization	$418	$297	$772	$585
General and Administrative Expenses	12,648	11,501	24,726	22,421
Bad Debt Expense	6,269	5,397	12,174	9,980

TOTAL GENERAL AND ADMIN. EXPENSES	$19,335	$17,195	$37,672	$32,986

INCOME FROM OPERATIONS	$4,443	$2,493	$6,440	$4,147

OTHER (INCOME) EXPENSE:

Interest Expense	$335	$320	$607	$574
Interest Income	(35)	(22)	(65)	(42)

TOTAL OTHER EXPENSES - NET	$300	$298	$542	$532

INCOME BEFORE INCOME TAXES	$4,143	$2,195	$5,898	$3,615

Provision for Income Taxes	1,394	768	1,996	1,263

NET INCOME	$2,749	$1,427	$3,902	$2,352

NET INCOME PER COMMON SHARE - BASIC:	$.21	$.11	$.30	$.19

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,027,367	12,682,213	13,007,992	12,674,451

NET INCOME PER COMMON SHARE - DILUTED:	$.20	.11	.29	.18

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,427,908	13,251,988	13,405,119	13,266,845

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Six months ended April 30,
	2 0 0 6	2 0 0 5
OPERATING ACTIVITIES:
Net Income	$3,902	$2,352
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	2,422	2,035
Deferred Compensation	60	84
Provision for Bad Debts	1,163	9,980
Deferred Income Taxes	(924)	600
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(7,879)	(16,009)
Inventory	(357)	(314)
Other Current Assets	65	(899)
Other Assets and Deposits	(123)	(24)
Deferred Charges	—	(140)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	2,178	676

NET CASH - OPERATING ACTIVITIES	507	(1,659)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(1,221)	$(1,592)
Acquisition of Intangible Assets	(13)	—

NET CASH - INVESTING ACTIVITIES	$(1,234)	$(1,592)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	$(637)	$(637)
Payments of Capital Lease Obligations	(1,075)	(822)
Increase (Decrease) in Revolving Line of Credit	3,935	6,104
Proceeds from Exercise of Options	304	183

NET CASH - FINANCING ACTIVITIES	$2,527	4,828

NET INCREASE IN CASH AND CASH EQUIVALENTS	$1,800	$1,577

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	4,303	6,681

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$6,103	$8,258

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$539	$623
Income Taxes	$2,338	$2,583

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the six month period ended April 30, 2006 and April 30, 2005 the Company entered into capital leases totaling $536 and $1,993 respectively.

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

[2] The results of operations for the six months ended April 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended April 30 [Unaudited]		Six Months ended April 30 [Unaudited]
	2006	2005	2006	2005
Medicare/Medicaid	$28,695	$28,590	$57,604	$54,165
Other	51,858	38,404	95,219	69,899
	$80,553	$66,994	$152,823	$124,064

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

	[Unaudited]
	April 30, 2006	October 31, 2005
Contractual Credits/Discounts	$44,976	$40,945
Doubtful Accounts	9,105	7,975
	$54,081	$48,920

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

In April 2006, the FASB issued SFAS No. 155 , “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements 133 and 140. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No. 155 does the following:

•                                          Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

•                                          Clarifies which interest-only strips and principle-only strips are not subject to the requirements of SFAS No. 133 .

•                                          Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•                                          Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

•                                          Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is not expected to have a material impact on the Company’s  consolidated financial statents.

[8] Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments” for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under SFAS No. 123R, the Company is required to recognize compensation expense for options granted commencing November 1, 2005 and thereafter.

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

In accordance with APB No. 25, no stock-based compensation cost had been recognized during the three and six month period ended April 30, 2005. Had compensation cost been determined based on the estimated fair value at grant date consistent with the methodology prescribed in SFAS No. 123, net income for the three and six month period ended April 30, 2005 would have been as follows.

	Three Months Ended April 30,		Six Months Ended April 30,
	2006	2005	2006	2005
Net Income (Loss):
As Reported	$2,749	$1,427	$3,902	$2,352
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$0	$(569)	$0	$(1,058)
Pro-Forma Net Income*	$2,749	$858	$3,902	$1,294

Basic Earnings (Loss) Per Share:
As Reported	$.21	$.11	$.30	$.19
Pro-Forma*	$.21	$.07	$.30	$.10

Diluted Earnings (Loss) Per Share:
As Reported	$.20	$.11	$.29	$.18
Pro-Forma*	$.20	$.06	$.29	$.10

*                    Actual in 2006

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2006 (Unaudited) and October 31, 2005. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At April 30, 2006 [Unaudited]
Software Costs	5 years	$1,535	$1,371	$164
Customer Lists	20 years	2,456	1,003	1,453
Covenants not-to-Compete	2 years	405	44	361
Employment Agreements	7 years	825	803	22
Costs Related to Acquisitions	19 years	1,124	409	715
Patent	17 Years	156	87	69
Totals		$6,501	$3,717	$2,784

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2005 [Audited]
Software Costs	5 years	$1,535	$1,249	$286
Customer Lists	20 years	2,456	946	1,510
Covenants not-to-Compete	5 years	405	3	402
Employment Agreements	7 years	825	780	45
Costs Related to Acquisitions	19 years	1,111	348	763
Patent	17 Years	156	83	73
Totals		$6,488	$3,409	$3,079

The aggregate intangible amortization expense for the three months ended April 30, 2006 and 2005 was $154 and $153, respectively and for the six months ended April 30, 2006 and 2005 was $308 and $307, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2006 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2006	$344
2007	300
2008	291
2009	271
2010	250
Thereafter	1,623
Total	$3,079

[10] In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage. The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company. At April 30, 2006, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.08% at April 30, 2006. The remaining outstanding advances during that period were subject to the bank’s prime rate of interest. At April 30, 2006, advances outstanding of $4,823 were subject to interest at the prime rate (7.75%). The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2006, the Company utilized $17,369 (including $2,546 utilized under the “acquisition subline”) and had $14,523 of available unused credit under this revolving note payable loan agreement.

[11] The provision for income taxes for the three months ended April 30, 2006, consists of a current tax provision of $1,954 and a deferred tax benefit of $560. The provision for income taxes for the six months ended April 30, 2006, consists of a current tax of $2,920 and a deferred tax benefit of $924. At April 30,

2006, the Company had a current deferred tax asset of $4,106 included in other current assets and a long-term deferred tax liability of $554 incurred in other long-term liabilities.

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

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana this past summer and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will, we believe, allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

COMPARISON OF SECOND QUARTER 2006  VS SECOND QUARTER 2005

NET REVENUES:

Net revenues for the three month period ended April 30, 2006 were $47,189 as compared to $40,049 for the three month period ended April 30, 2005; which represents a 18% increase in net revenues. This increase is due to a 7% increase in patient counts and an increase in revenue per patient of 10% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2006 was 772 thousand which was 7% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2006 was $60.59 compared to net revenue per patient of $55.22 for the three month period ended April 30, 2005, an increase of $5.37 or 10%.

COST OF SERVICES:

Cost of Services increased from $20,361 for the three month period ended April 30, 2005 to $23,411 for the three month period ended April 30, 2006, an increase of $3,050 or 15%. This increase is 3% less than the increase in net revenues of 18%. However, employee related expenses increased by $1,977 (21%) and is primarily attributable to the acquisition made on October 28, 2005.

GROSS PROFITS:

Gross profits increased from $19,688 for the three month period ended April 30, 2005 to $23,778 for the three month period ended April 30, 2006; an increase of $4,090 or 21%. Gross profit margin increased from 49% to 50%, reflecting an increase in net revenues and the decrease in overall direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2005 was $17,195 as compared to $19,335 for the quarter ended April 30, 2006, an increase of $2,140 or 12%. This increase was 6% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $335 during the three month period ending April 30, 2006 from $320 during the three month period ended April 30, 2005. This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company and the decrease in capital expenditures financed through capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $2,749 for the three month period ended April 30, 2006, as compared to $1,427 for the three month period ended April 30, 2005, an increase of $1,322 (93%). Pre-tax income for the period ended April 30, 2006 was $4,143, compared to $2,195 for the three month period ended April 30, 2005, an increase of $1,948 (89%). The provision for income taxes increased from $768 for the three month period ended April 30, 2005 to $1,394 for the period ended April 30, 2006.

SIX MONTHS 2006 COMPARED TO SIX MONTHS 2005

NET REVENUES:

Net Revenues for the six month period ended April 30, 2006 were $90,107 as compared to $76,884 for the six month period ended April 30, 2005; this represents a 17% increase in net revenues. This increase is due to a 10% increase in patient counts and revenue per patient increased 7% due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the six month period ended April 30, 2006 was 1,502 thousand which was 10% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2006 was $59.46, compared to net revenue per patient for the six month period ended April 30, 2005 of $55.62, an increase of $3.84 or 7%.

COST OF SERVICES:

Cost of Services increased to $45,995 for the six month period ended April 30, 2006 from $39,751 for the six month period ended April 30, 2005. This represents a 16% increase in direct operating costs. This increase is related to the increase in net revenues of 17%. However, employee related expenses increased by $3,932 (22%) and is primarily attributable to the acquisition made on October 28, 2005.

GROSS PROFITS:

Gross profits on net revenues, increased to $44,112 for the six month period ended April 30, 2006 from

$37,133 for the six month period ended April 30, 2005; an increase of $6,979 (19%). Gross profit margins increased from 48% to 49%. Gross Profit margin increased 1% in the current period reflecting a decrease in direct operating costs in relation to net revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2006 were $37,672 as compared to $32,986 for the six month period ended April 30, 2005. This represents an increase of $4,686 or 14%. This increase is 3% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $607 during the six month period ending April 30, 2006 as compared to $574 during the six month period ending April 30, 2005, an increase of $33. This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company and a decrease in capital expenditures financed through capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $3,902 for the six months ended April 30, 2006 as compared to $2,352 for the six month period ended April 30, 2005, an increase of 66%. Pre-tax income for the six month period ended April 30, 2006 was $5,898, as compared to $3,615 for the six month period ended April 30, 2005, an increase of $2,283 (63%). The provision for income taxes increased from $1,263 for the six month period ended April 30, 2005 to $1,996 for the six month period ended April 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2006 was $34,280 as compared to $30,515 at October 31, 2005 an increase of $3,765. Our cash position increased by $1,800 during the current period. We borrowed $3,935 in short term debt and repaid $1,712 in existing debt. We had current liabilities of $38,267 at April 30, 2006. We generated $507 in cash from operations, compared to a utilization of cash of $1,659 from operations for the period ended April 30, 2005, an overall increase of $2,166 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $59,829 at April 30, 2006, an increase of $6,716 from October 31, 2005 or 13%. This increase was primarily attributable to increased revenue. Cash collected during the six month period ended April 30, 2006 increased 16% over the comparable six month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2006, rose to 114 days, an increase of 3 days, or 3%, from the 111 days that we reported at the end of fiscal year 2005. We believe that this increase is due to several factors. (1) There was a delay in getting reimbursement from a portion of the Medicare payments because Congress did not pass the Reconciliation Bill of 2005 until February 2006, resulting in an ongoing delay in getting paid for a portion of the Medicare payments effected by a temporary reduction in the physician fee schedule. Medicare expects the delay in payments to be caught up by July 2006. (2) HIPAA took full effect in April 2004 and, on an increasing basis, this has resulted in commercial payers implementing systems that require more information than they had previously required without warning or advice to providers such as our Company. Claims previously paid are now being rejected or delayed on the basis of new rules that are not being disclosed to providers. We are currently addressing this issue with software solutions that we expect will stabilize or improve this issue. (3)The pathology laboratory that we acquired on October 28, 2005, has been unable to get paid by Medicare because of regulatory red-tape necessitated by the change in ownership. This problem was resolved during April 2006.

In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank. The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage. The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company. At April 30, 2006, the Company had elected to have $10,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.08% at April 30, 2006. The remaining outstanding advances during that period were subject to the bank’s prime rate of interest. At April 30, 2006, advances outstanding of $4,823 were subject to interest at the prime rate (7.25%). The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter. The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2006, the Company utilized $17,369 (including $2,546 utilized under the “acquisition subline”) and had $14,523 of available unused credit under this revolving note payable loan agreement.

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

Our cash balance at April 30, 2006 totaled $6,103 as compared to $4,303 at October 31, 2005. We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2006.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains historical information as well as forward-looking statements. Statements looking forward in time are included in this Quarterly Report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. For a further discussion concerning risks to our business, the results of our operations and our financial condition, reference is made to our Annual Report on Form 10-K for the year ended October 31, 2005.

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

In April 2006 FASB has issued SFAS No. 155 , “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements 133 and 140. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

SFAS No. 155 does the following:

•                                          Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

•                                          Clarifies which interest-only strips and principle-only strips are not subject to the requirements of SFAS No. 133 .

•                                          Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

•                                          Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives.

•                                          Amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is not expected to have a material impact on the Company’s  consolidated financial statements.

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value of the Company’s consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value.

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

Accounting for Employment Benefit Plan

We sponsor the Bio-Reference Laboratories, Inc. 401(k) Profit-Sharing Plan [the “Plan”]. Our employees become eligible for participation after attaining the age of eighteen and completing one year of service. Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service. We may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. For the plan year beginning January 1, 2005 we elected to make a matching contribution of 3% of salary not to exceed $500 per participant which amounted to $182,739; no change to the contribution percentage is anticipated for the plan year beginning January 1, 2006. For the plan years beginning January 1, 2004 and 2003, we elected to make a matching contribution of 3% of salary not to exceed $250 per participant which amounted to $78,000 and $71,000 respectively which were charged to operations. Our contribution will be fully vested after the third year of service.

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

We do have exposure to both rising and falling interest rates. At April 30, 2006, advances of approximately $4,823 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 7.75%. In addition, we elected to have the remaining $10,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.08%.

We estimate that our monthly cash interest expense at April 30, 2006 was approximately $101 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $13.

Item 4 - CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of April 30, 2006.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended April 30, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

31.A        Certification of Chief Executive Officer

31.B        Certification of Chief Financial Officer

32.A        Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.B        Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: June 6, 2006