Form 10-Q
period 2006-07-31
BIO REFERENCE LABORATORIES INC
filed 2006-09-07
CIK 792641

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2006

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

Yes ☐   No   ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,083,367 shares of Common Stock ($.01 par value) at September 5, 2006.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2006

I N D E X

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$8,222	$4,303
Accounts Receivable - Net	61,743	53,113
Inventory	1,753	1,339
Other Current Assets	884	878
Deferred Tax Assets	4,231	3,606
TOTAL CURRENT ASSETS	76,833	63,239

PROPERTY AND EQUIPMENT - AT COST	21,291	18,703
LESS: Accumulated Depreciation	9,816	6,776
PROPERTYAND EQUIPMENT - NET	11,475	11,927

OTHER ASSETS:
Deposits	478	450
Goodwill - Net	8,919	8,919
Intangible Assets - Net	2,630	3,079
Other Assets	933	759

TOTAL OTHER ASSETS	12,960	13,207

TOTAL ASSETS	$101,268	$88,373

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$14,563	$14,346
Accrued Salaries and Commissions Payable	3,826	3,352
Accrued Taxes and Expenses	1,565	1,028
Current Maturities of Long-Term Debt	106	1,061
Capital Lease Obligations - Short-Term Portion	2,113	2,049
Revolving Note Payable - Bank	16,398	10,888
TOTAL CURRENT LIABILITIES	38,571	32,724

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,156	3,956
Deferred Tax Liabilities	389	978

TOTAL LONG-TERM LIABILITIES	3,545	4,934
COMMITMENTS AND CONTINGENCIES	—	—
	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 13,077,367 and 12,981,367 at July 31, 2006 and at October 31, 2005, respectively	131	130

Additional Paid-In Capital	33,116	32,348

Retained Earnings	26,032	18,452
Totals	59,279	50,930
Deferred Compensation	(127)	(215)

TOTAL SHAREHOLDERS’ EQUITY	59,152	50,715
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,268	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2006	2005	2006	2005
NET REVENUES:	$49,026	$42,723	$139,133	$119,607

COST OF SERVICES:
Depreciation	$867	$805	$2,517	$2,255
Employee Related Expenses	11,611	9,560	33,797	27,814
Reagents and Lab Supplies	6,941	6,673	19,434	18,268
Other Cost of Services	5,264	4,515	14,930	12,967
TOTAL COST OF SERVICES	$24,683	$21,553	$70,678	$61,304

GROSS PROFIT ON REVENUES	$24,343	$21,170	$68,455	$58,303

General and Administrative Expenses:

Depreciation and Amortization	$428	$319	$1,200	$904
Other General and Administrative Expenses	12,512	11,078	37,238	33,500
Bad Debt Expense	6,627	5,762	18,802	15,741

TOTAL GENERAL AND ADMIN. EXPENSES	$19,567	$17,159	$57,240	$50,145

OPERATING INCOME	$4,776	$4,011	$11,215	$8,158

OTHER (INCOME) EXPENSES:

Interest Expense	$363	$329	$970	$903

Interest Income	(46)	(33)	(111)	(75)

TOTAL OTHER EXPENSES - NET	$317	$296	$859	$828

INCOME BEFORE INCOME TAXES	$4,459	$3,715	$10,356	$7,330

Provision for Income Taxes	780	1,222	2,776	2,485
NET INCOME	$3,679	$2,493	$7,580	$4,845

NET INCOME PER SHARE - BASIC:	$.28	$.19	$.58	$.38

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	13,056,367	12,786,700	13,025,367	12,706,312

NET INCOME PER SHARE - DILUTED:	$.27	$.19	$.56	$.37

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,511,914	13,162,130	13,429,318	13,093,673

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended
	July 31,
	2006	2005
OPERATING ACTIVITIES:
Net Income	$7,580	$4,845
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	3,717	3,159
Deferred Compensation	88	126
Deferred Income Taxes (Benefit)	(1,214)	(1,641)
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(8,792)	(8,759)
Provision for Bad Debts	162	(972)
Inventory	(414)	(373)
Other Current Assets	(6)	251
Other Assets and Deposits	202	(3)
Deferred Charges	—	(140)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,228	3,518

NET CASH - OPERATING ACTIVITIES	2,147	11

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	$(1,932)	$(2,765)
Acquisition of Intangible Assets	(13)	—

NET CASH - INVESTING ACTIVITIES	$(1,945)	$(2,765)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	$(955)	$(980)
Payments of Capital Lease Obligations	(1,607)	(1,303)
Increase (Decrease) in Revolving Line of Credit	5,510	6,674
Proceeds from Exercise of Options	769	727

NET CASH - FINANCING ACTIVITIES	$3,717	5,118

NET INCREASE IN CASH AND CASH EQUIVALENTS	$3,919	$2,364

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	4,303	6,681

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$8,222	$9,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$818	$982
Income Taxes	$4,902	$4,712

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

(UNAUDITED)

During the nine month period ended July 31, 2006 and July 31, 2005 the Company entered into capital leases totaling $858 and $2,291 respectively.

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

[2] The results of operations for the nine months ended July 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended July 31		Nine Months ended July 31
	[Unaudited]		[Unaudited]
	2006	2005	2006	2005
Medicare/Medicaid	$29,950	$29,188	$87,554	$83,353
Other	53,946	40,187	149,215	110,083
	$83,896	$69,375	$236,769	$193,436

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

[6] An allowance on the Balance Sheet for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited] July 31, 2006	October 31, 2005
Contractual Credits/Discounts	$47,868	$40,945
Doubtful Accounts	8,137	7,975
	$56,005	$48,920

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

In June 2006 FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation is effective for fiscal years beginning after December 15, 2006.

This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation. APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. The Company made disclosures of pro forma net earnings as if the fair-value-based method of accounting had been applied as required by SFAS No. 123, and as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

In accordance with APB No. 25, no stock-based compensation cost had been recognized during the three and nine month period ended July 31, 2006. Had compensation cost been determined based on the estimated fair value at grant date consistent with the methodology prescribed in SFAS No. 123, net income for the three and nine month period ended July 31, 2006 would have been as follows.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2006	2005	2006	2005
Net Income (Loss):
As Reported	$3,679	$2,493	$7,580	$4,845
Deduct: Stock Based Employee compensation expense determined under the fair value based method-Net of Tax	$0	$(88)	$0	$(1,148)
Pro-Forma Net income*	$3,679	$2,405	$7,580	$3,697

Basic Earnings (Loss) Per Share:
As Reported	$.28	$.19	$.58	$.38
Pro-Forma*	$.28	$.19	$.58	$.29

Diluted Earnings (Loss) Per Share
As Reported	$.27	$.19	$.56	$.37
Pro-Forma*	$.27	$.18	$.56	$.28

*Actual in 2006

[9]  The following disclosures present certain information on the Company’s intangible assets as of July 31, 2006 (Unaudited) and October 31, 2005. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At July 31, 2006 [Unaudited]
Software Costs	5 years	$1,535	$1,434	$101
Customer Lists	20 years	2,456	1,032	1,424
Covenants not-to-Compete	5 years	405	64	341
Employment Agreements	7 years	825	814	11
Costs Related to Acquisitions	19 years	1,124	438	686
Patent	17 Years	156	89	67
Totals		$6,501	$3,871	$2,630

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2005
Software Costs	5 years	$1,535	$1,249	$286
Customer Lists	20 years	2,456	946	1,510
Covenants not-to-Compete	5 years	405	3	402
Employment Agreements	7 years	825	780	45
Costs Related to Acquisitions	19 years	1,111	348	763
Patent	17 Years	156	83	73
Totals		$6,488	$3,409	$3,079

The aggregate intangible amortization expense for the three months ended July 31, 2006 and 2005 was $154 and $153 respectively and for the nine months ended July 31, 2006 and 2005 was $462 and $460. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2006 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2006	$614
2007	356
2008	292
2009	272
2010	251
Thereafter	845
Total	$2,630

[10] In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject, at the Company’s option, to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2006, the Company had elected to have $11,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.75%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2006, advances outstanding of $5,398 were subject to interest at the bank’s prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2006, the Company utilized $18,944 (including $2,546 utilized under the “acquisition subline”) and had $13,602 of available unused credit under this revolving note payable loan agreement.

[11] The provision for income taxes for the three months ended July 31, 2006, consists of a current tax provision of $1,070 and a deferred tax benefit of $290. The provision for income taxes for the nine months ended July 31, 2006, consists of a current tax of $3,990 and a deferred tax benefit of $1,214. At July 31, 2006, the Company had a current deferred tax asset of $4,231 included in other current assets and a long-term deferred tax liability of $389 included in other long-term liabilities.

[12] On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31, 2007. As of July 31, 2006, no shares were repurchased under this plan.

[13] Subsequent Event - On August 29, 2006, the Company executed an Agreement to acquire the laboratory testing business of a gene-based testing laboratory located in Gaithersburg, MD. The Closing, expected to be completed during the month of September, 2006, is subject to the obtaining of certain consents. The purchase price consists of a maximum consideration of $17,000 payable partly in cash and partly in shares of the Company’s common stock, plus the assumption of certain ordinary course of business liabilities.

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded companies principally engaged in the operation of commercial clinical testing laboratories in the United States; namely the two national mega-laboratories and BioReference Laboratories. However, there are numerous hospital outreach programs and smaller privately owned reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country, as well as two pharmaceutical companies operating commercial laboratories as a small portion of their business. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations and we also license the technology to other laboratories throughout the country. These other laboratories licensing our technology are not out competitors since they are outside our regional footprint. In 2001, we entered into a strategic marketing agreement with Roche Diagnostics to co-market CareEvolve to laboratories throughout the country. Thanks to the relationship with Roche, CareEvolve received funding during its early years and built a solid infrastructure for growth and marketing. However, over the subsequent years, it became apparent that the relationship had served its purpose and it was terminated by mutual consent. We now own all right, title and interest to CareEvolve and the informatics solution that has been built. We use it for our own customers and license its use to other laboratories.

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

COMPARISON OF THIRD QUARTER 2006 VS THIRD QUARTER 2005

NET REVENUES:

Net revenues for the three month period ended July 31, 2006 were $49,026 as compared to $42,723 for the three month period ended July 31, 2005; which represents a 15% increase in net revenues. This increase is due to a 6% increase in patient counts and an 8% increase in net revenues per patient due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended July 31, 2006 was approximately 783 thousand which was 6% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2006 was $61.60 compared to net revenue per patient of $57.17 for the three month period ended July 31, 2005, an increase of $4.43 or 8%.

COST OF SERVICES:

Cost of Sales increased from $21,553 for the three month period ended July 31, 2005 to $24,683 for the three month period ended July 31, 2006, an increase of $3,130 or 15% as compared to a 15% increase in net revenues.This increase is in line with the increase in net revenues. However, employee related expenses increased by $2,051 (21%) and is primarily attributable to the acquisition made on October 28, 2005.

GROSS PROFITS:

Gross profits, increased from $21,170 for the three month period ended July 31, 2005 to $24,343 for the three month period ended July 31, 2006; an increase of $3,173 or 15%. Gross profit margins for both comparable periods remained constant at 50%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2005 was $17,159 as compared to $19,567 for the three month period ended July 31, 2006, an increase of $2,408 or 14%. This increase is 1% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $363 during the three month period ended July 31, 2006 from $329 during the three month period ended July 31, 2005 This increase is due to an increase in the interest rates on the PNC Bank line of credit utilized by the Company. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of 3,679 for the three month period ended July 31, 2006, as compared to $2,493 for the three month period ended July 31, 2005 an increase of 48%.  Pre-tax income for the period ended July 31, 2006 was $4,459 compared to $3,715 for the period ended July 31, 2005, an increase of 20%.  The provision for income taxes decreased from $1,222 for the three month period ended July 31, 2005 to $780 for the three month period ended July 31, 2006. Due to an increase in our deferred tax assets, management believes that our provision for income taxes will approximate 32% in the fourth quarter of the current fiscal year.

NINE  MONTHS 2006 COMPARED TO NINE  MONTHS 2005

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2005 were $139,133 as compared to $119,607 for the nine month period ended July 31, 2005; this represents a 16% increase in net revenues. This increase is due to a 8% increase in patient counts and a 7% increase in revenue per patient due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the nine month period ended July 31, 2006 was approximately 2.285 million which was 8% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2006 was $60.19, compared to net revenue per patient for the nine month period ended July 31, 2005 of $56.16, an increase of $4.03 or 7%.

COST OF SERVICES:

Cost of Services increased to $70,678 for the nine month period ended July 31, 2006 from $61,304 for the nine month period ended July 31, 2005. This amounts to a $9,374 or a 15% increase in direct operating costs. This increase is 1% less than the increase in net revenues of 16%. However, employee related expenses increased by $5,983 (22%) and is primarily attributable to the acquisition made on October 28, 2005.

GROSS PROFITS:

Gross profits on net revenues, increased to $68,455 for the nine month period ended July 31, 2006 from $58,303 for the nine month period ended July 31, 2005; an increase of $10,152 (17%) primarily attributable to the increase in net revenues. Gross profit margins for both comparable periods remained constant at 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2005 was $50,145 as compared to $57,240 for the nine month period ended July 31, 2006, an increase of $7,095 or 14%.This increase is 2% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $970 during the nine month period ended July 31, 2006 as compared to $903 during the nine month period ended July 31, 2005, an increase of $67. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase.

INCOME:

We realized net income of $7,580 for the nine months ended July 31, 2006 as compared to $4,845 for the nine month period ended July 31, 2005, an increase of $2,735 or (56%).  Pre-tax income for the period ended July 31, 2006 was $10,356, as compared to $7,330 for the period ended July 31, 2005, an increase of $3,026 (41%). The provision for income taxes increased from $2,485 for the period ended July 31, 2005, to $2,776 for the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2006 was $38,262 as compared to $30,515 at October 31, 2005 an increase of $7,747. Our cash position increased by $3,919 during the current period. We borrowed $5,510 in short term debt and repaid $1,691 in existing debt. We had current liabilities of $38,571 at July 31, 2006. We generated $1,932 in cash from operations, compared to $11 in cash from operations for the period ended July 31, 2005, an overall increase of $1,921 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $61,743 at July 31, 2006, an increase of $8,630 from October 31, 2005 or 16%. This increase was primarily attributable to increased revenue.  Cash collected during the nine month period ended July 31, 2006 increased 18% over the comparable nine month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2006, rose to 117 days, an increase of 6 days, or 5%, from the 111 days that we reported at the end of fiscal year 2005. We believe that this increase is due to several factors. (1) There was a delay in getting reimbursement from a portion of the Medicare payments because Congress did not pass the Reconciliation Bill of 2005 until February 2006, resulting in an ongoing delay in getting paid for a portion of the Medicare payments effected by a temporary reduction in the physician fee schedule. Medicare expects the delay in payments to be caught up by July 2006. (2) HIPAA took full effect in April 2004 and, on an increasing basis, this has resulted in commercial payers implementing systems that require more information than they had previously required without warning or advice to providers such as our Company. Claims previously paid are now being rejected or delayed on the basis of new rules that are not being disclosed to providers. We are currently addressing this issue with software solutions that we expect will stabilize or improve this issue. (3)The pathology laboratory that we acquired on October 28, 2005, was unable to get paid by Medicare because of regulatory red-tape necessitated by the change in ownership. This problem was resolved during April 2006, however, the first payment was not received until mid July 2006..

In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject, at the Company’s option, to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2006, the Company had elected to have $11,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.75%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2006, advances outstanding of $5,398 were subject to interest at the bank’s prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2006, the Company utilized $18,944 (including $2,546 utilized under the “acquisition subline”) and had $13,602 of available unused credit under this revolving note payable loan agreement.

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

Our cash balance at July 31, 2006 totaled $8,222 as compared to $4,303 at October 31, 2005.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2006.

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

In June 2006 FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation is effective for fiscal years beginning after December 15, 2006.

This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN 48 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting for Income Taxes

We account for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

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

We do have exposure to both rising and falling interest rates. At July 31, 2006, advances of approximately $5,398 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 8.25%. In addition, we elected to have the remaining $11,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.75%.

We estimate that our monthly cash interest expense at July 31, 2006 was approximately $108 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $14.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of July 31, 2006.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 31, 2006 that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.
PART II—OTHER INFORMATION

Item 4 – Submission to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 20, 2006. At the meeting, the following three individuals were elected by the following vote to serve as Class III directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Joseph Benincasa	11,258,400	348,323
Gary Lederman	10,858,830	744,893
John Roglieri	10,825,554	737,169

Our other directors whose term continued are as follows:

Marc D. Grodman	Class I director
Howard Dubinett	Class I director
Sam Singer	Class II director
Harry Elias	Class II director

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

Date: September 5, 2006