Form 10-K
period 2006-10-31
BIO REFERENCE LABORATORIES INC
filed 2007-01-12
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

Commission file number 0-15266

BIO-REFERENCE LABORATORIES, INC.

New Jersey	22-2405059
(State of incorporation)	(I.R.S. Employer
Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407
(Address of principal executive offices)

Registrant’s telephone number 201-791-2600

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:	Name of Exchange on Which Registered
Common Stock, $.01 par value	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant=s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.                 ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒.

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value held by non-affiliates of the registrant) was approximately $203,800,000 based upon the last sale price for the Common Stock on April 28, 2006, the last trading date of the quarter ended April 30, 2006, as reported on the NASDAQ National Market System.

On January 9, 2007, there were 13,577,814 shares of Common Stock issued and outstanding

PART I

Item. 1. - Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process nearly 3.1 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

In the fourth quarter of the 2006 fiscal year, we acquired the operating assets of Gene Dx, Inc. (“GeneDx”), a leading DNA sequencing laboratory that specializes in the diagnosis of rare genetic diseases. We believe that there is exceptional growth opportunity in genetic testing. We intend to leverage the expertise of GeneDx in DNA sequencing to expand genetic testing into the genetic diagnosis of more common diseases and conditions.

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

We are a New Jersey corporation. We may at times refer to ourselves and our subsidiaries as the ACompany.@ We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, telephone number: 201-791-2600.

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $40 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 54% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 40% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

•                                          Decrease in the cost of tests;

•                                          Decrease in the influence of managed care organizations on the ordering patterns of their physicians;

•                                          Development of sophisticated and specialized tests for early detection of disease and disease management;

•                                          Diagnosis and monitoring of infectious diseases such as AIDS and Hepatitis C;

•                                          Early detection and prevention as a means of reducing healthcare costs;

•                                          Employer sponsored wellness programs;

•                                          Research and development in genomics.

Business Strategy

We are a regional clinical laboratory with subspecialty testing capabilities. As a regional laboratory, we service the New York metropolitan area, and currently conduct business in most New York State counties, as well as in most of New Jersey and some parts of Pennsylvania and Connecticut. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. We have also developed expertise in certain testing areas with specific emphasis in cancer pathology and diagnostics as well as molecular diagnostics. Through the acquisition of the operating assets of GeneDx, we have acquired expertise and credibility in the area of genetic diagnostic testing and we intend to leverage that resource in the development of expanded genetic diagnostic testing. These services are marketed as a business unit, called GenPath, which services customers outside of routine physician office testing. We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician offices.

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

Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. The principal components of our strategy to achieve our mission are as follows:

•                                    Capitalize on our position within the clinical market

•                                    Lead in the providing of medical information

•                                    Provide the highest quality service

•                                    Pursue strategic growth opportunities

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 62% and esoteric testing generates approximately 38% of our net revenues. The net revenue generated by our PSIMedica business unit and our CareEvolve and GeneDx subsidiaries have been minimal to date.

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

•                                          Microbiology (the study of microscopic forms of life)

•                                          Oncology (the study of abnormal cell growth)

•                                          Serology (the study of body fluids)

•                                          Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetics testing at our leased facilities in Elmwood Park, NJ and Milford, Massachusetts and genetic testing at our facility in Gaithersburg, Maryland.

Medical Information

Our PSIMedica business unit is based on a Clinical Knowledge Management (ACKM@) System that uses data derived from various disparate sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data, and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data so that analysis can be comprehensive and meaningful. The data is maintained on multiple levels of analysis enabling review of data from the global level to the granular transactional detail.  The system includes a base set of queries that provide basic functionality and allows on-line real-time ad hoc query capability enabling the user to customize analysis to the best needs of the organization using the system. In addition to the basic queries provided by the system, PSIMedica Quality Indicators (APQI@) provide comprehensive, disease state oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the customer with standards and outcome predictors based on a medical standards basis.  We are using PSIMedica to market value-added clinical laboratory services to bulk purchasers of clinical laboratory solutions, as well as marketing our PSIMedica programs to businesses such as Health Plans, Integrated Delivery Networks, Disease Management Companies, Insurers, Clinical Trial Companies and other healthcare providers that most benefit from the ability of the system to combine both clinical and administrative analysis.

Other Products

CareEvolve, our wholly owned subsidiary, is a physician-based connectivity portal.  This system provides a complex, sophisticated system for ordering laboratory services and delivering laboratory results.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice and personal needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers. We executed a Strategic Marketing Agreement (the “SMA”) in December 2001 with Roche Diagnostics (“Roche”) to operate a Joint Venture for the sale and distribution of the CareEvolve Services to laboratories throughout the country. In December 2004, we executed an Addendum to the SMA with Roche. Pursuant to the Addendum, Roche’s rights to share in CareEvolve’s net after tax income and to purchase up to a 50% equity interest in CareEvolve were canceled. Roche did retain a right of first refusal to purchase CareEvolve in the event we were willing to accept such a purchase offer from a third party. Although we retained the rights to market the CareEvolve Services in all markets including the laboratory market, Roche was the sole Diagnostic Company (manufacturer of diagnostic equipment and supplies) granted the right to market the CareEvolve Services to laboratories. As a result of the execution of the Addendum, we took a one-time charge to fiscal 2004 earnings of approximately $400,000 to reflect the change in terms of our relationship with Roche. The charge was associated with one-time technology development expenses which had been assessed to CareEvolve and are now our responsibility. The Joint Venture was terminated by mutual consent in the fourth quarter of fiscal 2005 and we are now marketing the CareEvolve services on our own.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A Apayor@ is the party who pays for the tests while the Aclient@ is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2006, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve  months ended October 31, 2004, 2005, and 2006.

	Years Ended October 31,
	2004	2005	2006
Direct Patient Billing	7%	6%	4%
Commercial Insurance	48%	46%	44%
Professional Billing	17%	18%	24%
Medicare	25%	26%	26%
Medicaid	3%	4%	2%
	100%	100%	100%

Clients

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations on fees imposed by third-party payors. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Employers, Governmental Agencies

We provide laboratory services to governmental agencies and large employer groups. We believe that we are the largest regional laboratory providing laboratory testing services to correctional facilities in the Northeastern United States. All of these clients are charged on a contractual basis.

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

Client Service Coordinators

We utilize the services of full and part-time client service coordinators at our Elmwood Park, Valley Cottage, Clarksburg and Gaithersburg facilities, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician immediately via telephone in order to provide speedy medical resolution to any patient problem.

Logistical Support

We employ full and part-time couriers. They pick up patient specimens from and deliver printed reports to physician offices, nursing homes, clinics and correctional facilities.

Strategic Growth Opportunities

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain provisions, which, if achieved in the next three years could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should it occur.

Billing

Billing for laboratory services is extremely complicated. We must bill various payors, such as patients, Medicare, Medicaid, insurance companies and employer groups, all of which have different billing requirements. Compliance with applicable laws and regulations as well as internal compliance procedures adds complexity to this process.

Our bad debt expense is the result of issues that are not credit-related as is the case in most industries. It is due in most part to missing or incorrect billing information on our requisitions; this occurs because we depend on the healthcare provider to supply us with the information. We perform the tests and report the test results as requested on the requisition regardless of whether the demographic information is correct or even missing altogether. We then attempt to obtain any missing information and correct the billing information received from the healthcare provider. This adds to the complexity, slows the invoicing process, and generally increases the aging of our accounts receivable. When all issues are not resolved in a timely manner, the item is written-off to bad debt expense through the allowance for doubtful accounts. Other items such as pricing differences and payor disputes also complicate billing. Adjustments to receivables as a result of these types of matters are accounted for as revenue adjustments and are not written-off to bad debt expense.

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

Quality Assurance

Medical testing is essentially a process of communication and data transfer. In order to provide accurate and precise information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. Our goal is to continually improve this process. We hold the required Federal and State licenses necessary to permit our operation of a clinical laboratory at our facilities in New Jersey, New York, Maryland and Massachusetts. We submit to vigorous proficiency tests (or surveys) in all tests that we perform. We are also subject to unannounced inspections from the various state licensing agencies.

Our laboratories are accredited by the College of American Pathologists (ACAP@). This accreditation includes on-site inspections and participation in the CAP proficiency testing program or an equivalent. CAP is an independent organization of board certified pathologists approved by the Center for Medicare  and Medicaid Services (ACMS@) to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (ACLIA-88”).

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

These penalties can include revocation of a clinical laboratory=s license. Changes in regulations may increase the cost of testing or processing claims.

Waste management is subject to Federal and state regulations governing the transportation and disposal of medical waste including bodily fluids.  Federal regulations require licensure of interstate transporters of medical waste. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, (“CMWMA”), which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by us. These records are audited by the State of New Jersey on a yearly basis. We are also subject to Federal requirements. The Federal Hazardous materials transportation law, 49 U.S.C. 5101 et seq., and the Hazardous Materials Regulations (HMR), 49 CFR parts 171-180. The Federal government has classified hazardous medical waste as hazardous materials for the purpose of regulation. These regulations preempt State regulation which must be “substantively the same,” “the non-Federal requirement must conform “in every significant respect to the Federal requirement. Editorial and other similar de minimis changes are permitted.” 49 CFR 107.202(d). The amendments to provisions in 49 U.S.C., 5125 reaffirmed the need to achieve greater uniformity and to promote the public health, welfare, and safety at all levels, Federal standards for regulating the transportation of hazardous materials in intrastate, interstate, and foreign commerce are necessary and desirable. We believe we are in compliance with all Federal and State medical waste regulations.

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

CLIA-88

CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human

Services, (“HHS”) to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.  CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements.  A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including  quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of seventy eight  routine “waived” tests may apply for a waiver from most requirements of CLIA-88.  We believe that most tests performed by physician office laboratories will fall into either the “waived” or the “moderately complex” category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians’ offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.  Our testing is often much more complex and as a result, we are subject to full compliance with CLIA-88. The quality standard and enforcement procedure regulations became effective on September 1, 1992, most personnel, quality control and proficiency testing requirements have been implemented; the remainder will be phased in over a number of years.  Our laboratory completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996 and has been reinspected on a bi-annual basis.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. We have implemented a voluntary compliance program adhering to the standards set forth in the Model Compliance Program.

Confidentiality of Health Information

Pursuant to the Health Insurance Portability and Accountability Act of 1996 (AHIPAA@), on December 28, 2000, the Secretary of HHS issued final regulations that would establish comprehensive federal standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a regulatory framework on various subject matter, including:

•                                          The circumstances under which disclosures and uses of protected health information require the patient=s consent, or authorization or no patient consent or authorization.

•                                          The content of notices of privacy practices for protected health data.

•                                          Patients= rights to access, amend and receive an accounting of the disclosures and uses of protected health information.

•                                          Administrative, technical and physical safeguards required for that use or for disclosure of protected health data.

These regulations establish a Aminimum@ and would default to more stringent state laws. Therefore, we are required to comply with both sets of standards. Laboratories were required to submit a compliance plan to HHS by October 16, 2003.  We filed our application for a one year extension for compliance with the Transaction Data Set Regulations and filed our compliance plan during the extension period in accordance with the model form provided by HHS. HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.

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

Employees

At October 31, 2006, we had 1,156 full-time and 395 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes Aforward-looking statements@ within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under ACautionary Statements@ herein and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons on our behalf, are expressly qualified in their entirety by the Cautionary Statements and such other statements.

Cautionary Statements

In addition to the other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating us. See also ASpecial Note Regarding Forward-Looking Statements.@

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $17,000,000, respectively. The genetics laboratory purchase agreement contains certain provisions, which, if achieved in the next three years could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should it occur.

Fluctuations in Operating Results:

Our quarterly and annual operating results can be affected by a wide variety of factors, many of which are outside of our control and which have in the past and could in the future materially and adversely affect our operating results. These factors include the quantities and timing of specimens received, pricing pressures, reimbursement changes, availability and cost of diagnostic supplies, cost of logistic and delivery systems, changes in product mix, retention and expansion of our marketing staff, timing of payments from governmental agencies and third-party payors and the effect of adverse weather conditions. We rely principally upon our internal logistic group for pick-up and delivery of specimens. However, as we shift our product mix we have begun to rely on Federal Express, UPS and other such providers for this service. Any disruption in this service, as occurred on September 11, 2001 when the National Airspace System (ANAS@) was shut down for a week, could have a material adverse effect on our operating results. As a result of these factors, our operating results may continue to fluctuate in the future.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

The public and the federal government continue to focus attention on reforming the healthcare system in the United States. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. We anticipate a partial  restoration of the former reimbursement rates in fiscal 2007. Furthermore, several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us.

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

Uncertainties Related to Accounts Receivable

All of our services are rendered based upon a fee for services list. We assume the financial risk related to collection of these receivables such as:

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

Competition

We operate in a business which is characterized by intense competition. Our major competitors in the New York metropolitan area, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories which possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot give assurances that we will be able to compete successfully with such entities in the future. Our ability to attract and retain sales representatives and management may also affect our ability to compete in this marketplace.

Dependence on Bank Financing

In October 2004, we entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with PNC Bank, National Association (“PNC Bank”) as Lender. Pursuant to the Loan Agreement, our credit facility from PNC Bank was extended to October 31, 2007 and the maximum permitted amount of our credit line (not to exceed 50% of our “eligible receivables” as defined in the Loan Agreement) was increased from $25,000,000 to $30,000,000. The Loan Agreement also provides us with an “Acquisition Subline” under the maximum $30,000,000 credit facility of up to $10,000,000 which can be repaid in 36 equal monthly installments thereafter. Interest on advances under this credit facility are subject at our option, to PNC Bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage. Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 plus interest at 6.85% per annum.

Dependence on our Chief Executive Officer

Our success is substantially dependent on the efforts and abilities of Marc D.  Grodman, M.D., our founder, president and chief executive officer. The unavailability of Dr. Grodman, whether as a result of his death, disability or otherwise, could have a material adverse effect upon our business.

Possible Volatility of Stock Price

There is a history of volatility in the market price for shares of companies in the healthcare marketplace. Factors such as fluctuations in our quarterly revenues and operating results, announcements of new innovations or services by us or our competitors, changes in third party payment policies and government regulations may have a material effect on the market price of our Common Stock. In addition, any announcement of a material pending legal action could have a negative impact on the market price of our Common Stock regardless of the outcome of any such matter.

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

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2006.

Location	Purpose	Type of Occupance
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased
Valley Cottage, NY	Clinical Laboratory	Leased

We believe that these facilities as presently equipped have the production capacity for its currently foreseeable level of operations. We also lease additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3. - Legal Proceedings

At October 31, 2006 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2006.

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

	Bid Prices
Fiscal Year	High	Low

2005
First Quarter	$17.48	$13.25
Second Quarter	15.30	12.93
Third Quarter	15.04	13.55
Fourth Quarter	18.91	14.32

2006
First Quarter	$19.14	$15.98
Second Quarter	18.97	16.03
Third Quarter	23.51	17.89
Fourth Quarter	24.59	19.98

On January 9, 2007 the last sale price for the Common Stock on NASDAQ was $22.39 per share.

At October 31, 2006, the number of record owners of the Common Stock was 363. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 230,947 shares of our common stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement.

A restrictive legend was placed on the certificate for the 230,947 shares and stop transfer instructions were issued against the shares. The sellers represented that they were acquiring the stock for investment and not with a view to distribution.The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Act on the basis that the transaction did not involve  a public offering.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time at prevailing market prices in the over-the-counter market over the period ending October 31, 2007. As of October 31, 2006, no shares had been repurchased under this plan.

Item 6. - Selected Financial Data

	[In thousands, except per share data]
	Years ended
	October 31,
	2006	2005	2004	2003	2002
Operating Data:
Net Revenues	$193,134	$163,896	$136,184	$109,034	$96,631
Cost of Services	$96,079	$83,352	$68,201	$56,216	$51,706
Gross Profit	$97,055	$80,544	$67,983	$52,818	$44,925
General and Administrative Expenses	$79,074	$67,937	$55,163	$43,533	$38,853
Income from Operations	$17,981	$12,607	$12,820	$9,285	$6,072
Other Expenses - Net	$1,239	$1,118	$634	$681	$849
Provision for Income Tax Expense	$5,451	$3,868	$3,670	$2,064	$301
Net Income	$11,291	$7,621	$8,516	$6,540	$4,922
Net Income Per Common Share	$.86	$.60	$.71	$.57	$.43
Net Income Per Share - Diluted	$.85	$.58	$.67	$.51	$.39
Cash Dividends Per Common Share	$—	$—	$—	$—	$—
Balance Sheet Data:
Total Assets	$120,473	$88,373	$72,151	$53,219	$47,442
Total Long-Term Liabilities	$7,112	$4,934	$4,520	$2,833	$1,519
Total Liabilities	$51,694	$37,658	$31,478	$23,261	$23,235
Working Capital	$39,994	$30,515	$23,815	$18,302	$12,651
Shareholders’ Equity	$68,779	$50,715	$40,673	$29,958	$24,207
Other Data:
Net Cash – Operating Activities	$5,200	$2,899	$5,026	$5,593	$4,682
Net Cash – Investing Activities	$(4,676)	$(4,990)	$(6,762)	$(1,105)	$(634)
Net Cash – Financing Activities	$4,127	$287	$4,451	$(3,925)	$(3,000)

Item 7. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, our cancer and oncology laboratory, is one of the premier hematopathology laboratories in the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believes that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing.  The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing  at an accelerating  rate. The Company hopes to be able to continue this growth in revenues and profits of our newest subsidiary.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not out competitors since they are outside our regional footprint. In 2001, we entered into a strategic marketing agreement with Roche Diagnostics to co-market CareEvolve to laboratories throughout the country. Thanks to the relationship with Roche, CareEvolve received funding during its early years and built a solid infrastructure for growth and marketing. However, over the subsequent years, it became apparent that the relationship had served its purpose and it was terminated by mutual consent. We own all right, title and interest to CareEvolve and the informatics solution that has been built. We use it for our own customers. Other smaller labs utilize CareEvolve effectively compete against our common competition.

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

Results of Operations (In thousands, except per patient data)

Fiscal Year 2006 Compared to 2005

NET REVENUES:

Net Revenues for the year ended October 31, 2006 were $193,134 as compared to $163,896 for the year ended October 31, 2005; this represents an 18% increase in net revenues. This increase is due to an 8% increase in patients serviced and a 10% increase in net revenue per patient. Our laboratory operations had net revenues of $192,136, in fiscal 2006.

The number of patients serviced during the year ended October 31, 2006 was 3,082, which was 8% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2006 was $61.95 compared to net revenue per patient for the year ended October 31, 2005 of $56.48, an increase of $5.47, or 10% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2006 was $96,079 as compared to $83,352 for the year ended October 31, 2005, an increase of 15%. This increase is related to the increase in net revenues of 18%. However, reagent, laboratory and medical supplies increased at a year over year rate of only 8%.

GROSS PROFIT:

Gross profit on net revenues increased to $97,055 for the year ended October 31, 2006 from $80,544 for the year ended October 31, 2005; an increase of $16,511 (20%), primarily attributable to the increase in net revenues. Gross profit margins increased to 50% from 49%, primarily due to the decrease in direct operating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2006 were $79,074 as compared to $67,937 for the year ended October 31, 2005, an increase of $11,137 or 16%. This increase is related to the increase in net revenues of 18%. Marketing expenses as a percent of net revenues decreased from 10% in the period ended October 31, 2005 to 9% in the period ended October 31, 2006.

INTEREST EXPENSE:

Interest expense increased from $1,226 during the year ended October 31, 2005 to $1,412 during the year ended October 31, 2006; an increase of $186. This increase is due to an increase in the variable interest rates associated with and the increased utilization of our line of credit. Management believes that this trend may continue in the future due to the continued use of our revolving line of credit to fund our growth and the increase in interest rates that may continue to occur during fiscal year 2007.

NET INCOME:

We realized net income of $11,291 for the twelve month period ended October 31, 2006 as compared to $7,621 for the twelve month period ended October 31, 2005, an increase of 48%.

Pre-tax income for the period ended October 31, 2006 was $16,742, as compared to $11,489 for the period ended October 31, 2005, an increase of $5,253 (46%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $3,868 for the period ended October 31, 2005, to $5,451 for the current twelve month period.

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

The number of patients serviced during the year ended October 31, 2005 was 2,865 which was 14% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2005 was $56.48 compared to net revenue per patient for the year ended October 31, 2004 of $53.71, an increase of $2.77, or 5% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2005 was $83,352 as compared to $68,201 for the year ended October 31, 2004, an increase of 22%. Employee related expenses increased by $7,031 (23%) and is attributable to the hiring of additional technical and professional personnel dedicated to the expansion of the Company’s cancer and esoteric testing business. Depreciation increased from $1,764 for the period ended October 31, 2004 to $2,946 for the period ended October 31, 2005, an increase of $1,182, or 67% and is consistent with our investment in infrastructure and capacity. Total depreciation and amortization increased from $2,602 for the period ended October 31, 2004 to $4,206 for the period ended October 31, 2005 an increase of $1,604, or 62%.

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

Liquidity and Capital Resources (In thousands except for the $5 million term loan and its repayment terms)

For the Fiscal Year Ended October 31, 2006

Our working capital at October 31, 2006 was approximately $39,994 as compared to approximately $30,515 at October 31, 2005, an increase of $9,479. Our cash position increased by approximately $4,651 during the current period. We increased our short term borrowing by approximately $5,808 and repaid approximately $3,300 in existing debt. We had current liabilities of approximately $44,582 at October 31, 2006. We generated approximately $5,200 in cash from operations, an increase of approximately $2,301 as compared to the year ended October 31, 2005.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $67,778 at October 31, 2006, an increase of approximately $14,665 from October 31, 2005, or 28%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2006 increased 18% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2006	2005	2004
Gross Revenues	522,117	430,162	341,180
Contr. Adjustments and Discounts	328,983	266,266	204,996
Net Revenues	193,134	163,896	136,184
Percent of Contractual Adjustments and Discounts To Gross Revenues	63.0%	61.9%	60.0%

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2004, 2005, and 2006. Between 2004 and 2005, contractual adjustments increased approximately 190 basis points. The most significant factor in this increase was the decrease in reimbursement rates for flow cytometry. The Company’s growth in flow cytometry testing volume of approximately 40% contributed significantly to the increase of approximately 110 basis points in contractual allowances for fiscal year 2006.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising our client base.  We have significant receivable balances with government payors and various insurance carriers.  Generally, we do not require collateral or other security to support customer receivables. However, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable and to establish an allowance for uncollectible accounts. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

FY 2006

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	1,267	9	1,295	10	1,236	9	9,578	72	13,376	11
Medicare	11,618	39	3,277	11	1,568	5	13,110	44	29,573	25
Medicaid	2,270	29	1,433	18	1,018	13	3,239	41	7,960	7
Prof. Billing	6,773	62	1,398	15	289	3	2,268	21	10,928	9
Comm. Ins	23,824	42	9,626	17	6,484	11	16,998	30	56,932	48
Total	45,752	39	17,229	14	10,595	9	45,193	38	118,769	100

FY 2005

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	2,473	17	1,448	10	1,364	9	9,629	65	14,914	15
Medicare	9,090	38	4,039	17	1,721	7	9,251	38	24,101	24
Medicaid	1,680	20	1,650	19	1,445	17	3,697	44	8,472	8
Prof. Billing	4,043	42	2,244	23	946	10	2,466	25	9,699	10
Comm. Ins	16,037	37	9,209	21	4,784	11	13,152	30	43,182	43
Total	33,323	33	18,590	19	10,260	10	38,195	38	100,368	100

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

Days Sales Outstanding (“DSO”) for fiscal years 2005 and 2006 were 111 and 117, respectively, an increase of approximately 5%. During April of 2005, CMS along with other commercial insurers implemented certain changes as required by HIPAA that caused this increase in our DSO’s. These changes are exaggerated by our primary marketplace, the physician office marketplace. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two years under review have not varied much year over year. The percent of A/R over 90 days has remained constant at 38% as of October 31, 2005 and as of October 31, 2006.

In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank as lender.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. An amendment to the Loan and Security Agreement provided for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2006, the Company had elected to have $11,000 of the total advances outstanding under the Loan Agreement converted into a Eurodollar rate loan with a variable interest rate of 6.75% at October 31, 2006.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2006, advances of $5,696 were subject to interest at the bank’s prime rate.  As of October 31, 2006 and 2005, the bank’s prime rate of interest was 8.25% and 6.75%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2006, the Company utilized $15,540 and had $14,460 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the loan agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition Cash Payment in connection with its purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 , plus interest at an annual rate of 6.85%.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2006 and 2005 was approximately 6.87% and 5.84%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2007	FY 2008	FY 2009	FY 2010	FY 2011 and thereafter

Long-Term Debt	$5,020	$839	$839	$839	$839	$1,664

Capital Leases	$5,564	$2,478	$1,659	$974	$387	$66

Operating Leases	$1,998	$1,511	$322	$151	$13	$1

Purchase Obligations	$24,651	$6,128	$5,537	$4,696	$3,530	$4,760

Long-Term Liabilities under Employment and Consultant Contracts	$7,990	$2,680	$2,310	$1,500	$750	$750
Total	$45,223	$13,636	$10,667	$8,160	$5,519	$7,241

Our cash balances at October 31, 2006 totaled approximately $8,954 as compared to approximately $4,303 at October 31, 2005.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2007.

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

In April 2006, FASB issued SFAS No. 155 , “Accounting for Certain Hybrid Financial Instruments,” an amendment of FASB Statements 133 and 140. The Statement is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

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

In September 2006 FASB issued SFAS No. 157 “Fair Value Measurements”.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  This statement is not expected to have a material impact on the Company’s consolidated financial statements.

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under SFAS 142, The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value on a consolidated net assets basis.  If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.

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

Accounting for Revenue

Service revenues are principally generated from laboratory testing services such as routine and esoteric testing (See pages 3 and 4).  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.

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

Accounting for Employment Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $225,971 for 2006, $182,739 for 2005 and $78,000 for 2004. The Employer contribution will be fully vested after the third year of service.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under ACautionary Statements@ as well as elsewhere herein including:

•                                          our failure to integrate newly acquired businesses (if any) and the costs related to such integration.

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

•                                          changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing (such as the decrease in Medicare reimbursement for Flow Cytometry testing at the beginning of calendar year 2005 described above under Cautionary Statements).

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

We do have exposure to both rising and falling interest rates. At October 31, 2006, advances of approximately $5,696 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 8.25%. In addition, we elected to have the remaining $11,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.75%.

We estimate that our monthly cash interest expense at October 31, 2006 was approximately $111 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $13.

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

Management’s Report on Internal Control over Financial Reporting

The management of Bio-Reference Laboratories, Inc. (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

•                                          pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•                                          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of October 31, 2006 is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006 has been audited by Moore Stephens, P.C., an independent registered public accounting firm, as stated in their report attached to this filing, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2006.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	55	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	55	Executive Vice President, Chief Operating Officer and Director

Sam Singer	63	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	57	Director

Harry Elias(a)(c)(e)	76	Director

Gary Lederman, Esq. (b)(c)(e)	72	Director

John Roglieri, M.D. (a)(d)(e)	67	Director

(a)          Member of the Audit Committee

(b)         Chairman of the Audit Committee

(c)          Member of the Compensation Committee

(d)         Chairman of the Compensation Committee

(e)          Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met three times during fiscal year 2006. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Item 401 (h) of Regulation S-K promulgated by the SEC.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2006. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

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

Marc D. Grodman, M.D. founded the Company in December 1981 and has been its Chairman of the Board, President, Chief Executive Officer and a Director since its formation. Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University’s College of Physicians and Surgeons in 1977.  Except for his part time duties as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital, Dr. Grodman devotes all of his working time to the business of the Company.

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

John Roglieri, M.D. became a Director of the Company in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Masters degree from Columbia University’s School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President, Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life Insurance Company (“New York Life”). Dr. Roglieri was chief medical officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been Medical Director for New York Life in Manhattan. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journals Managed Care and Seminars in Medical Practice, and is a subject of biographical record in Who’s Who in America.

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Dr. Grodman and Mr. Dubinett are the Class I directors whose term expires in fiscal 2007. Mr. Singer and Mr. Elias are the Class II directors whose term expires in fiscal 2008. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose term expires in fiscal 2009.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

James Weisberger, M.D. (Age 51) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T.  Todd, Jr.  (Age 55) is a Senior Vice President engaged in  Sales. Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation, a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University from where he received a B.S. degree in Finance in 1974.

John W.  Littleton (Age 45) joined the Company in September 2002 as a Vice President engaged in Sales.  Prior to joining the Company, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University in 1983.

John Bennett, M.D., (Age 73) Scientific Advisory Board Chairman, is Professor Emeritus at the University of Rochester Medical Center, Rochester, New York.  Dr.  Bennett has long been recognized as an intellectual force in the treatment and understanding of leukemias, lymphomas and other cancer-related diseases.  He established the French-American-British (FAB) Leukemia Working Group and is one of the world’s leading authorities on Myelodysplasia.  He is founder and Chairman of the MDS Foundation, as well as Editor of the Journal of Leukemia Research. Dr.  Bennett is currently Professor Emeritus and former Head of the Medical Oncology Unit at the University of Rochester Medical Center and formerly was a Professor of Oncology in Medicine, Pathology and Laboratory Medicine at the University of Rochester Medical School.  For nearly four decades, Dr.  Bennett has been honored by the medical community as an expert in the field of oncology as evidenced by the numerous chairs he has held in prestigious societies and committees and his authorship of more than 400 publications in peer review journals, the majority of which are in the area of hematologic malignancies.  Dr. Bennett earned his B.A. from Harvard University and his M.D. from Boston University. He served his residency in medicine at Beth-Israel Hospital, Boston, Massachusetts and completed a fellowship in hematology at Boston City Hospital. He headed the Morphology and Cytochemistry Section of the Clinical Center at the National Institute of Health (“NIH”) before joining the faculty at the University of Rochester. Dr. Bennett serves the Company in an advisory capacity as chairman of our Scientific Advisory Board.

Sherri Bale, Ph.D., FACMG (Age 51) joined the Company in September 2006, when BioReference Laboratories acquired the operating assets of GeneDx. She received her M.S. and Ph.D. degrees from the University of Pittsburgh, and her post-doctoral training in medical genetics at the NIH. She is an ABMG Board-Certified Ph.D. - Medical Geneticist and Founding Member of the American College of Medical Genetics. She founded GeneDx with Dr. John Compton, also a long-time NIH scientist, after 16 years at the NIH. For the past six years, she has served as President and Clinical Director of GeneDx, which specializes in developing and providing molecular diagnostics tests for rare hereditary disorders. She has authored more than 100 peer-reviewed papers, book chapters, and books in the field. She serves on numerous Boards of patient advocacy and non-profit organizations, and is a member of the Faculty of the Metropolitan Medical Genetics Training Program of the NHGRI, NIH, in Bethesda, MD. She holds a second degree black belt in judo.

John Compton, Ph.D., (Age 58) serves as Scientific Director and Co-President of GeneDx Inc., the operating assets of which were acquired by BioReference Laboratories in September 2006. He has 25 years experience in the development and application of molecular biological techniques to answer questions about genetics and epidermal differentiation, and has authored more than 60 publications in the field. He holds B.S. degrees in Physics and Biology from MIT, received his Ph.D. from the University of California, Berkeley in Biophysics, and did his post-doctoral training in protein-DNA interactions at the Baylor College of Medicine. Following six years as an independent investigator at the Jackson Laboratory, he joined the Laboratory of Skin Biology in the NIAMS at the NIH in 1991 where he was Staff Scientist in the Genetic Studies Section until 2000, when he and NIH colleague Sherri Bale formed GeneDx to develop and provide molecular genetic testing in rare hereditary disorders. In 2003 they were jointly awarded the Entrepreneur of the Year award by the Technology Council of Maryland. John is also in his eighth year as Mayor of the Town of Washington Grove, MD.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2006, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. - Executive Compensation

The following table sets forth information concerning the compensation paid or accrued by us during the year ended October 31, 2006 to our Chief Executive Officer and our other executive officers who were serving as our executive officers at October 31, 2006. All of our group life, health, hospitalization or medical reimbursement plans, if any, do not discriminate in scope, terms or operation, in favor of the executive officers or directors and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

		Annual Compensation			Long-Term Compensation
	Year			Other	Restricted			All
	Ended			Annual	Stock	Options	LTIP	Other
Name and Principal Position	October 31,	Salary	Bonus(a)	Compensation(b)	Awards	(SARs)	Payouts	Compensation

Marc D. Grodman M.D.	2006	$806,000	$—	$-0-	-0-	-0-	$-0-	$-0-
President and Chief	2005	$750,000	$—	$-0-	-0-	-0-	$-0-	$-0-
Executive Officer	2004	$554,625	$125,000	$-0-	-0-	-0-	$-0-	$-0-

Howard Dubinett	2006	$306,000	$—	$-0-	-0-	-0-	$-0-	$-0-
Executive Vice	2005	$285,000	$14,600	$-0-	-0-	-0-	$-0-	$-0-
President and Chief	2004	$272,200	$60,000	$-0-	-0-	-0-	$-0-	$-0-
Operating Officer

Sam Singer
Vice President and	2006	$306,000	$—	$-0-	-0-	-0-	$-0-	$-0-
Chief Financial and	2005	$285,000	$14,600	$-0-	-0-	-0-	$-0-	$-0-
Accounting Officer	2004	$259,004	$60,000	$-0-	-0-	-0-	$-0-	$-0-

(a) The Compensation Committee adopted an Incentive Bonus Plan for Senior Management with respect to fiscal 2006. The Plan entitled each participant to earn a bonus equal to a percentage of his or her annual gross wages to the extent that the Company’s operating income in fiscal 2006 was equal to or greater than certain percentages of its Net Revenues. No bonuses were earned for fiscal 2006 pursuant to the Plan. An aggregate $94,400 in bonuses were earned for fiscal 2005 pursuant to the Plan adopted by the Compensation Committee for fiscal 2005.

(b) See “Split-Dollar Life Insurance” herein concerning our payment of life insurance premiums pursuant to Asplit-dollar@ life insurance programs for our three executive officers.

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

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which has been extended for three additional years beyond its initial October 31, 2004 termination date.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of the Compensation Committee.  The agreement provides (i) typical health insurance coverage; (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years. See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Vice President and Chief Financial Officer pursuant to an employment agreement which has been  extended for three additional years beyond its October 31, 2004 termination date. Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases (including bonuses) at the discretion of the Compensation Committee. The agreement provides (i) typical health insurance coverage; (ii) the leasing of an automobile for his use; (iii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iv) disability benefits; (v) certain termination benefits; and (vi) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

The Compensation Committee increased Dr. Grodman’s, Mr. Dubinett’s and Mr. Singer’s minimum annual base compensation with respect to fiscal 2006 by 7.5% in each case over his fiscal 2005 annual base salary.

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

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,304 and $1,114 at October 31, 2006 and October 31, 2005, respectively. At that date, the net cash surrender value of the three current policies aggregated approximately $934 and $690, respectively and is recorded on the books of the Company at these values.

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

During fiscal 2006, one employee exercised ISOs under the 1989 plan and purchased an aggregate 5,000 shares at an exercise price of $.71875 per share. As a result, at October 31, 2006, there were outstanding ISOs under the 1989 Plan exercisable to purchase an aggregate 1,000 shares at an exercise price of $.71875 per share.

The 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders. During fiscal 2006, eight employees exercised ISOs issued under the 2000 Plan and purchased an aggregate 245,500 shares at exercise prices ranging from $1.688 to $8.40 per share and no employees holding ISOs granted under the 2000 plan terminated their employment with the Company. As a result, at October 31, 2006, there were outstanding ISOs under the 2000 Plan exercisable to purchase an aggregate 230,100 shares at exercise prices ranging from $5.52 to $15.34 per share.

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

The 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of  ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. During fiscal 2006, no ISOs were granted under the 2003 Plan, eleven  employees exercised their ISOs and purchased an aggregate 56,500 shares at exercise prices ranging from $12.22 to $18.25 per share and no employees holding ISOs granted under the 2003 Plan terminated their employment with the Company. As a result, at October 31, 2006, there were outstanding ISOs under the 2003 Plan exercisable to purchase an aggregate 357,958 shares at exercise prices ranging from $12.22 to $21.46 per share.

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

Non-Qualified Options (NQOs) and Warrants

At October 31, 2005, there were outstanding NQOs and Warrants owned by directors and consultants including members of the Scientific Advisory Board exercisable to purchase an aggregate 93,500 shares at exercise prices ranging from $3.14 to $13.70 per share. During fiscal 2006, NQOs exercisable to purchase 33,500 shares were exercised by four individuals. As a result, at October 31, 2006, there were outstanding NQOs and Warrants owned by directors and members of the Scientific Advisory Board exercisable to purchase an aggregate 60,000 shares at exercise prices ranging from $6.80 to $13.70 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

Option Grants to Our Three Named Executive Officers in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers in fiscal 2006.

Aggregated Option Exercises by Our Three Named Executive Officers in Last Fiscal Year And Fiscal Year-End Option Values

	Shares of Common		Shares of Common Stock	Value of Unexercised
	Stock Acquired		Underlying Unexercised	In-The-Money
	Upon Option Exercise	Value	Options at 2006	Options at 2006
Name	in Fiscal 2006	Realized	Fiscal Year End (a)	Fiscal Year-End (b)
Marc D. Grodman	—	—	4,000	$67,320
Howard Dubinett	—	—	4,000	67,320
Sam Singer	—	—	4,000	67,320

(a) All of these options are currently exercisable.

(b) Based upon the difference between the last sales price for the Common Stock on NASDAQ on Tuesday, October 31, 2006 and the exercise price.

Directors’ Compensation

Directors who are not our employees were each paid a $13,750 per quarter director’s fee during fiscal year 2006. Directors who chair a committee received an additional $2,750 per quarter during fiscal year 2006.

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 9, 2006 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.  The percentages have been calculated on the basis of treating as outstanding for a particular holder, all shares of Common Stock outstanding on said date owned by such holder and all shares of Common Stock issuable to such holder in the event of exercise or conversion of outstanding options, owned by such holder at said date which are exercisable within 60 days of such date.

Name and Address of
Beneficial Owner
Directors and	Shares of Common Stock	Percentage
Executive Officers*	Beneficially Owned(1)	Ownership

Marc D. Grodman(2)	1,647,846	12.1%
Howard Dubinett(3)	390,516	2.9%
Sam Singer(4)	264,467	1.9%
Joseph Benincasa	-0-	0%
Harry Elias	-0-	0%
Gary Lederman(5)	27,200	**
John Roglieri(6)	44,000	**
Executive Officers and Directors as a group (seven persons)(2)(3)(4)(5)(6)	2,374,029	17.5%
Other Greater than 5%
Beneficial Owner

Paradigm Capital Management(7) Nine Elk Street Albany, NY 12207	805,800	5.9%

*                 The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**          Less than one (1%) percent.

(1)          Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 1,419,779 shares owned directly and 4,000 shares issuable upon exercise of options. Also includes 176,067 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 48,000 shares owned by their minor children. Dr. Grodman disclaims beneficial ownership of these 224,067 shares.

On October 12, 2006, Dr. Grodman established a Rule 10b-5-1 Sales Plan (the “Sales Plan”) with Bear Stearns & Co., Inc. (“Bear Stearns”) to facilitate sales of a variable number of Dr. Grodman’s shares of BRLI Common Stock (up to 200,000 shares) in variable pre-paid forward transactions (“Forward Transactions”) at a minimum per share sale price as specified in the Sales Plan. In connection with the contemplated Forward Transactions, Dr. Grodman pledged 200,000 shares of his BRLI Common Stock to secure his obligation to deliver a maximum aggregate 200,000 shares of Common Stock to Bear Stearns on the final settlement dates (approximately 23-25 months after each sale). The Sales Plan was terminated on December 21, 2006 at which date an aggregate 175,936 shares had been sold pursuant to the Forward Transactions. As prepayment for the pledge of these shares, Bear Stearns has agreed to pay Dr. Grodman approximately $3,949,000 or approximately $22.45 per share. The number of shares that Dr. Grodman will be obligated to deliver on the final settlement dates will vary based upon the market prices of the Common Stock on such settlement dates. Dr. Grodman will benefit from any excess in the market prices of the Common Stock at the final settlement dates to the extent such prices exceed approximately $25.30 up to approximately $30.38 per share, by being able to deliver fewer shares. Until the final settlement dates, Dr. Grodman is deemed the beneficial owner of the pledged shares.

(3)          Includes 386,516 shares owned directly and 4,000 shares issuable upon exercise of options. In lieu of an outright sale, on September 30, 2005, Mr. Dubinett entered into a pre-paid variable forward sales contract (“Forward Contract”) with Bear Stearns Bank PLC (“Bear Stearns”). Pursuant to the Forward Contract, Mr. Dubinett pledged 100,000 of his shares of Common Stock to secure his obligation to deliver a maximum 100,000 shares of Common Stock to Bear Stearns on September 28, 2007 (the “Settlement Date”). Mr. Dubinett received a prepayment from Bear Stearns for his pledge of the 100,000 shares of $1,374,400 or $13.74 per share representing approximately 80% of the proceeds from the sale of 100,000 shares on September 28, 2005. On the Settlement Date, Mr. Dubinett will be obligated to deliver a variable number of shares to Bear Stearns based on the price of the Common Stock on the Settlement Date, up to a maximum of 100,000 shares. Mr. Dubinett will benefit from any excess in the price of the Common Stock on the Settlement Date be between $17.18 per share up to a maximum $24,052 per share by being able to deliver fewer shares. Until the Settlement Date, Mr. Dubinett is deemed the beneficial owner of the pledged shares.

(4)          Includes 240,567 shares owned directly, 4,000 shares issuable upon exercise of options and 19,900 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 19,900 shares.

(5)          Includes 27,200 shares owned directly.

(6)          Includes 40,000 shares owned directly and 4,000 shares issuable upon exercise of options.

(7)          Paradigm Capital Management, Inc. (“Paradigm”) in its capacity as an investment advisor may be deemed the beneficial owner of these 805,800 shares which are owned by investment advisory clients. In its Schedule 13G filing dated February 14, 2006 filed with the Securities and Exchange Commission, Paradigm stated that to the best of its knowledge, these 805,800 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2006 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

				(c)
				Number of Shares
	(a)		(b)	Remaining Available for
	Number of Shares		Weighted-Average	Future Issuances Under
	Issuable upon Exercise		Exercise Price per	Equity Compensation Plans
	of Outstanding		Share of Outstanding	(Excluding Shares
	Options and Warrants		Options and Warrants	Reflected in Column (a))

Equity Compensation	589,058	(1)	$13.52	370,260	(2)
Plans Approved
by Stockholders

Equity Compensation	60,000	(3)	$8.04	-0-
Plans Not Approved
by Stockholders

Totals	649,058		$13.00	370,260

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 1989, 2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

(3) Includes 40,000 shares issuable upon exercise of NQOs held by members of the Company’s Scientific Advisory Board; and 20,000 shares issuable upon exercise of NQOs held by five directors.

Item 13. – Certain Relationships and Related Transactions

No material transactions occurred between the Company and related parties other than reported elsewhere herein during fiscal 2006.

Item 14. -  Principal Accountant Fees and Services

The firm of Moore Stephens, P.C. (“Moore Stephens”) certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2006 and 2005. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

Moore Stephens billed us approximately $150,800 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2006 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $187,600 in billings for such services for the fiscal year ended October 31, 2005. In addition, Moore Stephens billed us approximately $9,500 in fiscal 2006 for its audit of our 401(k) Plan for calendar year 2005 as compared to approximately $9,400 of such fees in fiscal 2005 with respect to calendar year 2004.

(2)           Audit-Related Fees

Moore Stephens billed us approximately $47,300 for due diligence fees incurred in relation to acquisitions during fiscal 2006 and approximately $52,100 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

Moore Stephens billed us approximately $44,600 for tax services for fiscal 2006 and approximately $68,500 for tax services for fiscal 2005. The fees were billed for tax return preparation.

(4)           All Other Fees

No fees were billed to us by Moore Stephens with respect to fiscal 2006 or fiscal

2005 other than for services described in Item 14 (1), (2) and (3) herein.

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

The following financial statements of the Company are included in Part II, Item 8

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2006 and 2005

Consolidated Statements of Operations-
Years ended October 31, 2006, 2005 and 2004

Consolidated Statements of Shareholders’ Equity
Years ended October 31, 2006, 2005, and 2004

Consolidated Statements of Cash Flows -
Years ended October 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements-

2.	Financial Statements Schedule

Schedule II -

Years ended October 31, 2006, 2005 and 2004

3.	Exhibits

Incorporated by
Exhibit No.	Item	Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.4.3	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005.	(N)

10.4.4	Employment Agreement between the Company and Scott Fein effective October 31, 2005.	(N)

10.4.5	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.	(N)

10.5*	The Company’s 1989 Stock Option Plan	(B)

10.5.1*	The Company=s 2000 Employee Incentive Stock Option Plan.	(G)

10.5.2*	The Company=s 2003 Employee Incentive Stock Option Plan.	(J)

10.5.2

Terms of the Company’s 2005 Senior Management Incentive Bonus Plan. Marc D. Grodman was one of the three Class I participants, Howard Dubinett and Sam Singer were two of the eight Class II Participants.

(N)

10.7*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.12*	Strategic Marketing Alliance Agreement dated as of December 31, 2001 between the Company and CareEvolve.com, Inc.	(H)

on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).

10.12.1*	Addendum dated as of December 27, 2004 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).	(M)

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

10.13.1	Fourth Amendment as of October 31, 2006 to September 30, 2004 Loan and Security Agreement between the Company and PNC Bank, National Association

21	Subsidiaries of the Company

The following are the Company’s three wholly-owned subsidiaries:

Name under which it
Conducts or
	State of Incorporation	Conducted Business

Medilabs, Inc.	New York	Medilabs
CareEvolve.com, Inc.	New Jersey	CareEvolve
BRLI No. 2 Acquisition Corp.	New Jersey	GeneDx

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. section 1350 of Chief Financial Officer

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

(F)           Incorporated by reference to exhibit filed with the Company=s annual report on Form 10-K for the year ended October 31, 1999.

(G)           Incorporated by reference to exhibit filed with the Company=s annual report on Form 10-K for the year ended October 31, 2000.

(H)          Incorporated by reference to exhibit filed with the Company=s annual report on Form 10-K for the year ended October 31, 2001.

(I)            Incorporated by reference to exhibit filed with the Company=s annual report on Form 10-K for the year ended October 31, 2002

(J)            Incorporated by reference to exhibit filed with the Company=s Registration Statement on Form S-8 (File No.  333-111578).

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

(N)          Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January12, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 12, 2007

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 12, 2007

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 12, 2007

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 12, 2007

/S/ Harry Elias
Harry Elias
Director
January 12, 2007

/S/ Gary Lederman
Gary Lederman
Director
January 12, 2007

/S/ John Roglieri
John Roglieri
Director
January 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2006. We also have audited management’s assessment, included in the accompanying Report of Management’s Internal Control over Financial Reporting, that Bio-Reference Laboratories, Inc. maintained effective internal control over financial reporting as of October 31, 2006 based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio-Reference Laboratories, Inc.’s management is responsible for these consolidated financial statements for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Bio-Reference Laboratories, Inc. maintained effective internal control over financial reporting as of October 31, 2006, is fairly stated, in all material respects, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Bio-Reference Laboratories Inc. maintained, in all material respects, effective internal control over financial reporting as of October 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).”

MOORE STEPHENS, P. C.
Certified Public Accountants.
Cranford, New Jersey
January 5, 2007

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2006	2005
Assets:
Current Assets:
Cash and Cash Equivalents	$8,954	$4,303
Accounts Receivable - Net	67,778	53,113
Inventory	2,159	1,339
Other Current Assets	1,198	878
Deferred Tax Asset	4,487	3,606

Total Current Assets	84,576	63,239

Property and Equipment - At Cost	22,246	18,703

Less: Accumulated Depreciation	10,162	6,776

Property and Equipment - Net	12,084	11,927

Other Assets:
Deposits	646	450
Goodwill - Net	14,063	8,919
Intangible Assets - Net	8,170	3,079
Other Assets	934	759

Total Other Assets	23,813	13,207

Total Assets	$120,473	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,
	2006	2005
Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts Payable	$18,692	$14,346
Accrued Salaries and Commissions	4,029	3,352
Accrued Taxes and Expenses	2,257	1,028
Revolving Note Payable - Bank	16,696	10,888
Current Maturities of Long-Term Debt	839	1,061
Capitalized Lease Obligation - Short-Term Portion	2,069	2,049

Total Current Liabilities	44,582	32,724

Long-Term Liabilities:
Capitalized Lease Obligations - Long-Term Portion	2,913	3,956
Long-Term Debt—Net of Current Portion	4,181	—
Deferred Tax Liabilities	18	978

Total Long-Term Liabilities	7,112	4,934

Commitments and Contingencies	—	—

Shareholders’ Equity:
Preferred Stock, Par Value $.10 Per Share, Authorized 1,059,589 Shares; None Issued	—	—

Series A - Senior Preferred Stock, Par Value $.10 Per Share, Authorized 604,078 Shares; None Issued	—	—

Series A - Junior Participating Preferred Stock, Par Value $.10 Per Share, Authorized 3,000 Shares; None Issued	—	—

Common Stock, Par Value $.01 Per Share, Authorized 35,000,000 Shares; Issued and Outstanding 13,552,814 and 12,981,367 Shares at October 31, 2006 and 2005, Respectively	136	130

Additional Paid-in Capital	39,001	32,348

Retained Earnings	29,743	18,452

Totals	68,880	50,930
Deferred Compensation	(101)	(215)

Total Shareholders’ Equity	68,779	50,715

Total Liabilities and Shareholders’ Equity	$120,473	$88,373

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Per Share Data]

	Years ended
	October 31,
	2006	2005	2004

Net Revenues	$193,134	$163,896	$136,184

Cost of Services:
Depreciation and Amortization	3,427	2,946	1,764
Employee Related Expenses	46,064	37,849	30,818
Reagents and Laboratory Supplies	26,637	24,716	20,523
Other Cost of Services	19,951	17,841	15,096

Total Cost of Services	96,079	83,352	68,201

Gross Profit	97,055	80,544	67,983

General and Administrative Expenses:
Depreciation and Amortization	1,640	1,260	838
General and Administrative Expenses	50,550	44,817	36,819
Provision for Doubtful Accounts	26,884	21,860	17,506

Total General and Administrative Expenses	79,074	67,937	55,163

Income from Operations	17,981	12,607	12,820

Other [Income] Expense:
Interest Expense	1,412	1,226	667
Interest Income	(173)	(108)	(33)

Total Other Expense - Net	1,239	1,118	634

Income Before Income Taxes	16,742	11,489	12,186

Provision for Income Tax Expense	5,451	3,868	3,670

Net Income	$11,291	$7,621	$8,516

Net Income Per Common Share - Basic	$.86	$.60	$.71

Net Income Per Common Share - Diluted	$.85	$.58	$.67

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 [Dollars In Thousands]

	Series A				Additional			Total
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance – October 31, 2003	604,078	$60	11,451,023	$115	$27,907	$2,315	$(439)	$29,958

Warrants Issued to Advisory Board	—	—	—	—	137	—	(137)	—
Amortization of Deferred Compensation	—	—	—	—	—	—	192	192
Common Stock Repurchased and Retired	—	—	(30,000)	—	(350)	—	—	(350)
Exercise of Stock Options	—	—	632,838	6	1,898	—	—	1,904
Conversion of Preferred Stock to Common Stock	(604,078)	(60)	604,078	6	507	—	—	453
Net Income	—	—	—	—	—	8,516	—	8,516
Balance – October 31, 2004	—	$—	12,657,939	$127	$30,099	$10,831	$(384)	$40,673

Amortization of Deferred Compensation	—	—	—	—	—	—	169	169
Exercise of Stock Options-Employees	—	—	323,428	3	1,146	—	—	1,149
Options Issued to Consultant	—	—	—	—	1,103	—	—	1,103
Net Income	—	—	—	—	—	7,621	—	7,621
Balance – October 31, 2005	—	$—	12,981,367	$130	$32,348	$18,452	$(215)	$50,715

Amortization of Deferred Compensation	—	—	—	—	—	—	114	114
Stock Based Compensation	—	—	—	—	39	—	—	39
Exercise of Options - Employees	—	—	307,000	3	1,378	—	—	1,381
Exercise of Options – Board of Directors	—	—	16,000	—	50	—	—	50
Exercise of Options – Advisory Board	—	—	17,500	1	188	—	—	189
Stock Issued for Acquisition	—	—	230,947	2	4,998	—	—	5,000
Net Income	—	—	—	—	—	11,291	—	11,291

Balance - October 31, 2006	0	$0	13,552,814	$136	$39,001	$29,743	$(101)	$68,779

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years ended
	October 31,
	2006	2005	2004
Operating Activities:
Net Income	$11,291	$7,621	$8,516
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	5,067	4,206	2,602
Amortization of Deferred Compensation	114	169	192
Deferred Income Tax (Benefit)/Expense	(1,841)	(1,942)	(1,318)
(Gain) Loss on Disposal of Property, and Equipment	(85)	9	—
Stock-based Compensation Expense	39	—	—

Changes in Assets and Liabilities
(Net of Effects from Acquisitions):
(Increase) Decrease in:
Accounts Receivable	(11,967)	(12,806)	(9,700)
Provision for Doubtful Accounts	(741)	940	1,876
Inventory	(820)	(63)	(189)
Other Current Assets	(283)	(44)	(71)
Other Assets	(175)	289	222
Deposits	(196)	(25)	(112)

Increase (Decrease) in:
Accounts Payable, Accrued Taxes and Expenses	4,797	4,545	3,008

Total Adjustments	(6,091)	(4,722)	(3,490)

Net Cash - Operating Activities - Forward	5,200	2,899	5,026

Investing Activities:
Business Acquisitions and related costs	(1,951)	(2,174)	(3,146)
Acquisition of Property and Equipment	(2,859)	(2,860)	(3,541)
Proceeds from Sale of Equipment	134	65	—
Capitalized Loan Fees	—	(21)	(75)

Net Cash - Investing Activities - Forward	(4,676)	(4,990)	(6,762)

Financing Activities:
Proceeds from Long-Term Debt	—	—	2,546
Payments of Long-Term Debt	(1,061)	(1,298)	(212)
Payments of Capital Lease Obligations	(2,240)	(1,796)	(1,505)
Increase (Decrease) in Revolving Line of Credit	5,808	555	1,615
Proceeds from the Exercise of Stock Options	1,620	2,252	1,904
Conversion of Preferred Stock	—	—	453
Common Stock Repurchased	—	—	(350)
Net Cash - Financing Activities - Forward	$4,127	$(287)	$4,451

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

	Years ended
	October 31,
	2006	2005	2004
Net Cash - Operating Activities - Forwarded	$5,200	$2,899	$5,026

Net Cash - Investing Activities - Forwarded	(4,676)	(4,990)	(6,762)

Net Cash - Financing Activities - Forwarded	4,127	(287)	4,451

Net Increase in Cash and Cash Equivalents	4,651	(2,378)	2,715

Cash and Cash Equivalents - Beginning of Years	4,303	6,681	3,966

Cash and Cash Equivalents - End of Years	$8,954	$4,303	$6,681
Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$1,386	$1,160	$646
Income Taxes	$7,173	$5,413	$4,590

Supplemental Schedule of Non-Cash Investing and Financing Activities:

In October 2006, the Company issued 230,947 shares of its unregistered common stock valued at $5,000, incurred debt of $5,000 and assumed liabilities of $375 in connection with the acquisition of GeneDx.

In October 2006, the Company assumed liabilities of $455 in connection with the acquisition of Diagnostic Pathology Services, Inc.

In October 2005, the Company assumed $160 of liabilities in connection with the acquisition of PATHCO

In fiscal 2004, the Company issued 15,000 common stock options valued at $137 to a member of its Scientific Advisory Board as deferred compensation.

During fiscal 2006, 2005 and 2004, the Company wrote-off approximately $546, $806 and $617 of furniture and equipment which were fully depreciated.

During fiscal 2006, 2005 and 2004, the Company wrote off approximately $200, -0- and $428 of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized.

During fiscal 2006, 2005, and 2004, the Company incurred capital lease obligations totaling approximately $1,082, $3,185, and $2,869 in connection with the acquisition of property and equipment.

[See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference” or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing clinical laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radioimmuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  It operates two clinical laboratories, one in Elmwood Park, New Jersey and one in Valley Cottage, New York, and an andrology laboratory in New York City, a cytogenetics testing laboratory located in Milford, MA, a pathology laboratory in Poughkeepsie, NY, a pathology laboratory in Clarksburg, MD and a genetics laboratory in Gaithersburg, MD.  Bio-Reference markets its laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

The Company’s clinical laboratory testing business currently represents its one reportable business segment. The clinical laboratory testing business accounts for over 95% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2006. All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit, a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary. Segment information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $3,719 and $2,790 in cash equivalents at October 31, 2006 and 2005, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $4,456, $3,592 and $2,034 for the years ended October 31, 2006, 2005 and 2004, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2006, 2005 and 2004.

The balance sheet reflects accumulated amortization of $2,401 as of October 31, 2006 and 2005, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $611, $614, and $568 for the years ended October 31, 2006, 2005 and 2004, respectively.  The balance sheet reflects accumulated amortization of $3,819, and $3,409 as of October 31, 2006, and 2005, respectively. During the 2006 fiscal year, the Company wrote off approximately $200 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized.

Net Service Revenue - Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood,urine analysis, and genetics testing among others.  Net service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.  The Company has a subsidiary that provides non-clinical laboratory services.  Revenues generated from these services are not material for each of the years presented.  The Company has historically not provided any significant amount of charity care. Net service revenues on the statements of operations are as follows:

	Years ended
	October 31,
	2006	2005	2004

Gross Revenues	$522,117	$430,162	$341,180

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	119,505	113,650	92,753
Other	209,478	152,616	112,243
Total Contractual Adjustments and Discounts	328,983	266,266	204,996

Net Revenues	$193,134	$163,896	$136,184

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors.  An allowance for doubtful accounts is determined based upon a percentage of total receivables.  The aggregate allowance, which is shown net against accounts receivable, was $56,628 and $48,920 as of October 31, 2006 and 2005, respectively.

As of October 31, 2006 and 2005, accounts receivable is reported net of an allowance for doubtful accounts which is comprised of the following items:

	October 31,
	2006	2005

Contractual Credits/Discounts	$49,394	$40,945
Doubtful Accounts	7,234	7,975

Total Allowance	$56,628	$48,920

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2006, 2005 and 2004.

Stock Options Issued to Employees –Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under the modified prospective transition method, the Company is required to recognize compensation expense for options granted commencing November 1, 2005 and thereafter. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

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

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $745, $213 and $272 for the years ended October 31, 2006, 2005 and 2004, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform with the current year presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2006	2005

Medical Equipment	$8,576	$7,467
Leasehold Improvements	4,290	3,728
Furniture, Fixtures and Office Equipment	5,184	3,815
Automobiles	4,196	3,693

Totals	22,246	18,703
Less: Accumulated Depreciation	10,162	6,776

Totals - Net of Accumulated Depreciation	$12,084	$11,927

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2006:

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Software Costs	5	$1,535	$1,494	$41
Customer Lists	20	3,906	1,063	2,843
Covenants Not-to-Compete	5	4,205	84	4,121
Employment Agreement	7	625	625	0
Costs Related to Acquisitions	19	1,562	462	1,100
Patent	17	156	91	65

Totals	11	$11,989	$3,819	$8,170

October 31, 2005:

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Software Costs	5	$1,535	$1,249	$286
Customer Lists	20	2,456	946	1,510
Covenants Not-to-Compete	5	405	3	402
Employment Agreement	7	825	780	45
Costs Related to Acquisitions	19	1,111	348	763
Patent	17	156	83	73

Totals	11	$6,488	$3,409	$3,079

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2006 is as follows:

Year Ended
October 31,
2007	$1,279
2008	1,213
2009	1,192
2010	1,171
2011	1,068
Thereafter	2,247

Total	$8,170

[5] Revolving Note Payable - Bank

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2006, the Company had elected to have $11,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.75% at October 31, 2006.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2006, advances of $5,696 were subject to interest at the prime rate.  As of October 31, 2006 and 2005, the bank’s prime rate of interest was 8.25% and 6.75%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2006, the Company utilized $16,696 and had $13,304 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GENEDX, Inc. . The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44, plus interest at an annual rate of 6.85%.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2006 and 2005 was approximately 6.87% and 5.84%, respectively.

[6] Long-Term Debt - Bank

In connection with the CGI acquisition, the Company borrowed $2,546 under the “acquisition subline” available under the revolving note payable agreement (See notes 5 and 18). Principal and interest are due in 26 equal installments of $113 through August 2006. At October 31, 2005 the Company had a principal balance of $1,061 outstanding. That balance was paid off during fiscal 2006. Also during fiscal 2006, the company borrowed an additional $5,000 at 6.85% for a 6 year term and approximately an additional $20 at 4.75% for 5 year term. At October 31, 2006 the principal long term debt balance outstanding under the borrowings was $4,181. The current maturity of short term debt balance was $839.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2006 is as follows:

Year Ended
October 31,
2007	$839
2008	839
2009	839
2010	839
2011	840
Thereafter	824
$5,020

[7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2006, 2005 and 2004, the Company recorded an expense of $50, $50 and $50, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

See Note 9A as to the conversion by the Company’s Chief Executive Officer and his wife of shares of Series A Senior preferred Stock during fiscal 2004.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2006	2005	2004

U.S. Federal Statutory Rate	34%	34.0%	34.0%
State and Local Income Taxes, Net of U.S. Federal Income Tax Benefit	8.0%	7.0%	6.0%
Permanent Differences and Other	(9.44)%	(7.0)%	(10.0)%

Actual Rate	32.56%	34.0%	30.0%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2006	2005	2004
Current:
Federal	$5,578	$4,577	$3,562
State and Local	1,714	1,233	1,426

Deferred:
Federal	(1,406)	(1,530)	(1,120)
State and Local	(435)	(412)	(198)

Total Provision for Income Taxes	$5,451	$3,868	$3,670

At October 31, 2006 and 2005, the Company had a net deferred tax asset [liability] of approximately $4,469 and $2,628, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal years ended in 2006 and in 2005, the Company had no net operating loss carryforwards available to reduce current year taxable income. For fiscal 2003, the Company utilized approximately $4,378 (federal) and $2,682 (state) of net operating loss carryforwards to reduce current year taxable income.

	October 31,
	2006	2005
Deferred Tax Asset:
Bad Debt Allowance	$3,111	$3,190
Property and Equipment	722	—
Accrued Expenses	654	502

	4,487	3,692
Deferred Tax Liability:
Deferred Costs	(18)	(1,050)
Property and Equipment	0	(14)

	(18)	(1,064)

Deferred Tax Asset [Liability]— Net	$4,469	$2,628

As Follows:

Net Current Deferred Tax Asset	$4,987	$3,606
Net Long-Term Deferred Tax Liability	(18)	(978)

Deferred Tax Asset [Liability] - Net	$4,469	$2,628

The company has recorded a deferred tax benefit of $1,841 reflecting the benefit of approximately $(709).

in allowance for bad debts, $775 in property and equipment and other intangibles, and $1,775 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

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

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period of ending October 31, 2007.  As of October 31, 2006, no shares were repurchased under this plan.

 [B] Equity Transactions for Services - In fiscal year ended in 2006 and 2005, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share was as follows [in thousands, except per share data]:

	For the years ended October 31,
	2006	2005	2004

Income Available to Common Stockholders	$11,291	$7,621	$8,516
Weighted Average Common Shares Outstanding	13,101	12,775	12,078

Effect of Dilutive Securities:
Convertible Preferred Stock	—	—	—
Warrants/Options	227	374	637

Weighted Average Diluted Common Shares Outstanding	13,328	13,149	12,715

Net Income Per Share - Basic	$.86	$.60	$.71
Net Income Per Share - Diluted	$.85	$.58	$.67

For the year ended October 31, 2006, outstanding options to purchase 7,000 shares of Company common stock at exercise price of $21.46 per share were not included in the computation of diluted EPS. For the year ended October 31, 2005, outstanding options to purchase 233,458 shares of company common stock at exercise prices ranging from $15.61 to $18.25 were not included in the computation of diluted EPS.  For the year ended October 31, 2004, outstanding options to purchase 77,000 shares of company common stock at exercise price of $14.96 were not included in the computation of diluted EPS. The exercise price of these options and warrants was greater than the average market price of the common shares and they are considered anti-dilutive.  These securities could potentially dilute EPS in the future.

 [11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2006, 2005 and 2004, -0-, 375,458 and 104,000 options were granted under the Plan, respectively. A total of 56,500, 23,500 and 2,000 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2006, 2005 and 2004, respectively. A total of -0-, 39,500 and -0- options were cancelled in fiscal years ended October 31, 2006, 2005 and 2004.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”].  The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal 2000, 200,000 options were granted under the 2000 Plan which vests in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal years ended October 31, 2006, 2005 and 2004, -0- , 2,000 and 50,000 options were granted under the Plan, respectively. A total of 245,500, 54,094 and 215,088 incentive stock options issued under the 2000 Plan were exercised in fiscal year ended in October 31, 2006, 2005 and 2004, respectively. A total of -0-, 12,218, and -0- options were cancelled in fiscal year ended October 31, 2006, 2005 and 2004, respectively.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of 5,000, 13,334, and 205,000 incentive stock options issued under the 1989 Plan were exercised in fiscal years ended October 31, 2006, 2005 and 2004 respectively.  Additionally, -0-, 33,334, and -0- options were canceled in fiscal years ended in October 2006, 2005 and 2004 respectively.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999’s termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
		Weighted Average
	Shares Under	Exercise Price
	Options	Per Share
	[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2003	—	$—
Granted	104	14.24
Expired	—	—
Exercised	(2)	12.09
Outstanding and Eligible for Exercise at October 31, 2004	102	$14.29
Granted	376	16.50
Expired	(40)	13.24
Exercised	(24)	12.83
Outstanding at October 31, 2005*	414	$16.47
Granted	0
Expired	—	—
Exercised	(56)	15.21
Outstanding and Eligible for Exercise at October 31, 2006	358	$16.67

	2000 Plan		1989 Plan
		Weighted Average		Weighted Average
	Shares Under	Exercise Price	Shares Under	Exercise Price
	Options	Per Share	Options	Per Share
	[In Thousands]		[In Thousands]
Outstanding at October 31, 2003	705	$4.93	258	$.72

Granted	50	14.68	—	—
Expired	—	—	—	—
Exercised	(215)	6.20	(205)	.72

Outstanding at October 31, 2004	540	$5.51	53	$.72

Granted	2	5.72	—	—
Expired	(12)	7.79	(34)	.72
Exercised	(54)	5.95	(13)	.72

Outstanding at October 31, 2005	476	$5.40	6	$.72

Granted	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	(246)	2.32	(5)	.72

Outstanding and Eligible for Exercise at October 31, 2006	230	$8.69	1	$.72

*Eligible for exercise at October 31, 2005 were 398 at a weighted average exercise price per share of $16.64

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted
	Number of	Remaining			Average
	Shares Under	Contractual	Exercise Price	Number of	Exercise
Exercise Price Range	Option	Life	Per Share	Options	Price
	[In Thousands]	[In Years]		[In Thousands]

$0.00 to $0.71888 Per Share	1	1.58	$.72	1	$.72
$4.21 to $5.7 Per Share	24	7.58	$5.54	24	$5.54
$5.94 to $6.82 Per Share	83	6.59	$6.79	83	$6.79
$7.19 to $8.4 Per Share	74	7.49	$7.77	74	$7.77
$9.66 to $11.67 Per Share	—	—-	$—	—	$—
$12.09 to $14.5 Per share	75	8.71	$13.32	75	$13.32
$14.51 to $15.61 per share	126	8.81	$15.09	126	$15.09
$17.75 to $21.46 per share	206	9.93	$18.35	206	$18.35

	589			589

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the years ended October 31, 2006, 2005 and 2004 was $-0-, $16.50, and $14.24 per share, respectively.  These options have weighted average remaining contractual lives of approximately 9 years.

The weighted average grant date fair value of incentive stock options under the 2000 plan granted during the years ended October 31, 2006, 2005 and 2004 was $-0-, $5.72, and $14.68 per share, respectively.  These options have weighted average remaining contractual lives of approximately 5years.

Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s stock based employee compensation plans.

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

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

		Weighted
	Shares Under	Average
	Options	Exercise Price
	and Warrants	Per Share
	[In Thousands]

Outstanding at October 31, 2003	534	$2.98

Granted	15	13.10
Cancelled/Expired	(12)	4.36
Exercised	(211)	3.10

Outstanding at October 31, 2004	326	$3.80

Granted	—	—
Cancelled/Expired	—	—
Exercised	(232)	2.22

Outstanding at October 31, 2005*	94	$7.72

Granted
Cancelled/Expired
Exercised	(34)	7.15

Outstanding and Eligible for Exercise at October 31, 2006	60	$8.04

In fiscal 2004, the Company granted 15,000 options to purchase common stock to an advisory board member with an exercise price of $13.10. A total of 5,000 options vested immediately with the remaining 10,000 to vest over a two year period. The fair value of $134 has been recorded as deferred compensation and is being expensed over the term of the related service agreement.

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

*Eligible for exercise at October 31, 2005 were 89 at a weighted average exercise price of $7.38

Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s non-incentive stock based employee compensation plans.

Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation.

No stock based compensation costs was recognized for employee non-incentive stock options and warrants for the years ended October 31, 2006, 2005 and 2004, respectively.

	Options and Warrants Outstanding		Options and Warrants Exercisable
	Weighted
	Number of	Average		Number of	Weighted
	Shares Under	Remaining	Weighted Average	Shares Under	Average
	Options and	Contractual	Exercise Price	Options and	Exercise Price
Exercise Price Range	Warrants	Life	Per Share	Warrants	Per Share
	[In Thousands]	[In Years]		[In Thousands]

$3.15 to $6.80Per Share	20	1.25	$6.80	20	$6.80
$6.81 to $7.94 Per Share	35	1.00	$7.94	35	$7.94
$7.95 to $13.70 Per Share	5	2.17	$13.70	5	$13.70
	60			60

These options have weighted average remaining contractual lives of approximately 1 year.  The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2006, 2005 and 2004 were $-0-, $-0-, and $8.94 per share, respectively.

[A] and [B] Pro Forma -

The Company issued employee stock options through stock-based employee compensation plans and also issued employee non-incentive stock options. Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans as well as employee non-incentive stock options. Under the modified prospective transition method, the Company is required to recognize compensation expense for options granted commencing November 1, 2005 and thereafter.  Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.  Prior to November 1, 2005, the Company applied Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for stock options and other stock-based compensation. APB No. 25 required the use of the intrinsic value method, which measured compensation cost as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

Compensation cost recognized for the year ended October 31, 2006 was $39, with a related tax benefit of $15, and is the same as that which would have been recognized had the recognition provision of SFAS #123R been applied in previous years. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

	Year ended October 31,
	2005	2004
Net Income [Loss]:
As Reported	$7,621	$8,516

Deduct: Stock Based Employee
Compensation Expense Determined Under the Fair Value Based Method - Net of Tax	(1,684)	(1,310)

Pro Forma - Net Income	$5,937	$7,206

Basic Earnings Per Share:
As Reported	$.60	$.71
Pro Forma	$.46	$.60

Diluted Earnings Per Share:
As Reported	$.58	$.67
Pro Forma	$.45	$.57

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

The Company has also entered into various employment contracts and consulting agreements for periods ranging from one to seven years. In January 2004, the Employment Agreement of the Chief Financial Officer/Vice President and Chief Operating Officer/Executive Vice President were extended for two additional years beyond their October 31, 2004 termination date. Minimum annual compensation under these extended agreements is equal to Fiscal 2002 Annual Compensation, subject to increases in the Consumer Price Index as well as to stage increases as defined in the Agreement. Subsequent to October

31, 2004, the Company entered into a new Employment Agreement with its Chief Executive Officer, President which expires on October 31, 2007. At October 31, 2006, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,	Employees and Consultants	Advisory Board

2007	$2,595	$85
2008	2,280	30
2009	1,500	—
2010	750	—
2011	750	—
Thereafter	0	—
Total	$7,875	$115

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into seventeen at – will employment and consulting agreements which together with prior at – will agreements provide for annual aggregate minimum commitments of approximately $11,848 which have no termination dates.

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

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2010 as follows:

	October 31,
	2006	2005

Medical Equipment	$4,194	$4,061
Furniture, Fixtures and Office Equipment	1,425	1,425
Automobiles	3,772	2,316

Totals	9,391	7,802
Less: Accumulated Depreciation	3,871	2,420

Net	$5,520	$5,382

Depreciation expense on assets under capital leases was approximately $1,451, $422, and $364 for the years ended October 31, 2006, 2005 and 2004, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
2007	2,478
2008	1,659
2009	974
2010	66
2011	—
Thereafter	—
Total	5,564
Less: Interest	582
Present Value of Minimum Lease Payments	$4,982

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2006 to 2011.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2006, 2005 and 2004 was $4,134 $3,871 and $3,709, respectively.  There were no contingent rental amounts due through October 31, 2006.

Aggregate future minimum rental payments on noncancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment
2007	$1,381	$130
2008	249	73
2009	130	21
2010	—	13
2011	—	1
Thereafter	—	—

Totals	$1,760	$238

The Company has entered into several purchase agreements for reagent supplies through October 16, 2011.

Minimum purchase commitments as of October 31, 2006 are as follows:

2007	6,128
2008	5,537
2009	4,696
2010	3,530
2011	1,968
Thereafter	2,792
$24,651

Reagent supplies expensed under purchase agreements amount to $2,241, $3,369 and $1,777 for the years ended October 31, 2006, 2005 and 2004, respectively.

In December 2001, a wholly owned subsidiary [CareEvolve] of the Company entered into a five year strategic marketing alliance agreement to operate a joint venture with Roche Diagnostic Corporation [“RDC”].  RDC is engaged in the business of manufacturing, marketing and selling medical diagnostic equipment and medical supplies to various hospitals and health care providers.  The terms of the agreement provided that RDC would provide managerial and sales support to CareEvolve in an effort to further expand the sale of CareEvolve services.  The Company, including CareEvolve, hired marketing and management personnel to provide increased selling and marketing efforts.  RDC initially funded CareEvolve the sum of $1,000 to be used to fund operations and expenses of CareEvolve.  Only those expenses approved by a Steering Committee would be authorized to be paid with the proceeds of the $1,000.  During the term of the agreement, CareEvolve  agreed to pay to each of RDC and Bio-Reference, 50% of the net after-tax income generated each quarter.  In addition, the agreement granted RDC an option to purchase an equity interest in CareEvolve from the Company equal to 50% of the ownership in CareEvolve. During fiscal 2004, the Company and RDC were involved in negotiations to amend the agreement and in December 2004 such amendment was completed. The Company took a one-time charge of approximately $400 against fiscal 2004 earnings associated with additional expenses incurred as a result of the amendment. The joint venture was terminated by mutual consent in the fourth quarter of fiscal 2005.

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

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2006 and 2005, the Company had approximately $5,368 and $2,048 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

In October 2006, the Company completed its acquisition of certain assets of GeneDx, Inc. (GeneDx), a Gaithersburg, Maryland gene-based testing laboratory.  In connection with this acquisition the Registrant issued 230,947 shares of its unregistered common stock (the “Stock”) to GENEDX. GENEDX is a private company beneficially owned by two individuals who were unaffiliated with the Registrant at the time of the purchase. In addition to the Stock, the purchase price included a $5 million Cash Payment and the assumption by the Registrant of certain liabilities. The Sellers may also receive an upside Contingent Payment, not to exceed $7 million, dependent upon future performance of GENEDX operations. The 230,947 shares were valued for purposes of the purchase at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. The acquisition resulted in goodwill of $4,360 being recorded.

In October 2006, the Company also completed its acquisition of certain assets of Diagnostic Pathology Services, Inc., a Clarksburg, Maryland laboratory for the sum of $1,500 plus the assumption of certain liabilities. The acquisition resulted in goodwill of $785 being recorded.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $3,844 in the aggregate.  Health insurance premium expense for the years ended October 31, 2006, 2005 and 2004 amounted to approximately $1,122, $887 and $622, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $4,202, $4,084 and $3,283 for the years ended October 31, 2006, 2005 and 2004, respectively.  During fiscal years ended October 31, 2006, 2005 and 2004, employee contributions of $1,129, $929 and $821 offset, the above health plan costs.

[21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $225,971 for 2006, $182,739 for 2005 and $78,000 for 2004.  The Employer contribution will be fully vested after the third year of service.

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

In September 2006 FASB issued SFAS No. 157 “Fair Value Measurements”.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This statement is not expected to have a material impact on the Company’s consolidated financial statements.

[23] Selected Quarterly Financial Data [Unaudited]

	Three months ended				Fiscal
	1/31/06	4/30/06	7/31/06	10/31/06	Year 2006

Net Revenues	$42,918	$47,189	$49,026	$54,001	$193,134
Gross Profit	$20,334	$23,788	$24,343	$28,590	$97,055
Net Income	$1,153	$2,749	$3,678	$3,711	$11,291
Net Income Per Common Share:
Basic	$.09	$.21	$.28	$.28	$.86
Diluted	$.09	$.20	$.27	$.27	$.85

Weighted Average Common Shares Outstanding - Basic [in thousands]	12,992	13,027	13,056	13,327	13,101

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,407	13,428	13,512	13,607	13,328

	Three months ended				Fiscal
	1/31/05	4/30/05	7/31/05	10/31/05	Year 2005

Net Revenues	$36,835	$40,049	$42,723	$44,289	$163,896
Gross Profit	$17,444	$19,688	$21,170	$22,242	$80,544
Net Income	$925	$1,427	$2,493	$2,776	$7,621
Net Income Per Common Share:
Basic	$.07	$.11	$.19	$.21	$.60
Diluted	$.07	$.11	$.19	$.21	$.58

Weighted Average Common Shares Outstanding - Basic [in thousands]	12,667	12,682	12,787	12,965	12,775

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,345	13,251	13,162	13,382	13,149

	Three months ended				Fiscal
	1/31/04	4/30/04	7/31/04	10/31/04	Year 2004
Net Revenues	$28,950	$33,647	$35,843	$37,744	$136,184
Gross Profit	13,905	16,549	18,272	19,257	67,983
Net Income	919	1,959	2,325	3,313	8,516
Net Income Per Common Share:
Basic	.08	. 16.19		.26	.71
Diluted	.07	.15	.18	.25	.67

Weighted Average Common Shares Outstanding - Basic [in thousands]	11,523	11,920	12,227	12,640	12,078

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,124	13,188	12,863	13,252	12,715

.   .   ..   .   .   .   .   ..   .   .

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic financial statements of Bio-Reference Laboratories, Inc. and its subsidiaries appears on page 47.  That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic financial  statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
January 5, 2007

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS
ENDED OCTOBER 31, 2006, 2005 AND 2004.

[In Thousands]

(a)	(b)	(c)	(d)	(e)
	Balance at	Charged to	Deductions	Balance
	Beginning	Cost and	To Valuation	at End
Description	of Period	Expenses	Accounts	of Period

Year Ended October 31, 2006
Allowance for Doubtful Accounts	$7,975	$26,884	$(27,625)	$7,234
Contractual Credits/Discounts	40,945	328,983	(320,534)	49,394

Total Allowance	$48,920	$355,867	$(348,159)	$56,628

Year Ended October 31, 2005
Allowance for Doubtful Accounts	$7,035	$21,860	$(20,920)	$7,975
Contractual Credits/Discounts	31,067	266,266	(256,388)	40,945

Total Allowance	$38,102	$288,126	$(277,308)	$48,920

Year Ended October 31, 2004
Allowance for Doubtful Accounts	$5,159	$17,506	$(15,630)	$7,035
Contractual Credits/Discounts	24,026	204,996	(197,955)	31,067

Total Allowance	$29,185	$222,502	$(213,585)	$38,102