Form 10-Q
period 2007-01-31
BIO REFERENCE LABORATORIES INC
filed 2007-03-12
CIK 792641

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.

481 Edward H. Ross Drive, Elmwood Park, NJ  07407

(201) 791-2600

NEW JERSEY	22-2405059
(State of incorporation)	(IRS Employer Identification No.)

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,598,814 shares of Common Stock ($.01 par value) at March 9, 2007.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2007

I N D E X

PART I.   FINANCIAL INFORMATION

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$9,601	$8,954
Accounts Receivable - Net	72,373	67,778
Inventory	2,265	2,159
Other Current Assets	1,377	1,198
Deferred Tax Assets	5,736	4,487
TOTAL CURRENT ASSETS	91,352	84,576

PROPERTY AND EQUIPMENT - AT COST	26,787	22,246
LESS: Accumulated Depreciation	9,484	10,162
PROPERTYAND EQUIPMENT - NET	17,303	12,084

OTHER ASSETS:
Deposits	475	646
Goodwill - Net	14,063	14,063
Intangible Assets - Net	7,864	8,170
Other Assets	984	934

TOTAL OTHER ASSETS	23,386	23,813

TOTAL ASSETS	$132,041	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$19,083	$18,692
Accrued Salaries and Commissions Payable	4,824	4,029
Accrued Taxes and Expenses	5,068	2,257
Revolving Note Payable - Bank	17,698	16,696
Current Maturities of Long-Term Debt	1,112	839
Capital Lease Obligations - Short-Term Portion	2,205	2,069
TOTAL CURRENT LIABILITIES	49,990	44,582

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	2,848	2,913
Long-Term Debt- Net of Current Portion	7,798	4,181
Deferred Tax Liabilities	9	18

TOTAL LONG-TERM LIABILITIES	10,655	7,112

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized 604,078 Shares; None Issued	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,598,814 and 13,552,814 at January 31, 2007 and at October 31, 2006, respectively	136	136

Additional Paid-In Capital	39,617	39,001

Retained Earnings	31,708	29,743
Totals	71,461	68,880
Deferred Compensation	(65)	(101)

TOTAL SHAREHOLDERS’ EQUITY	71,396	68,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$132,041	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2007	2006

NET REVENUES:	$53,722	$42,918

COST OF SERVICES:

Depreciation and Amortization	903	804
Employee Related Expenses	13,350	10,893
Reagents and Laboratory Supplies	7,881	6,135
Other Cost of Services	5,395	4,752
TOTAL COST OF SERVICES	27,529	22,584

GROSS PROFIT	26,193	20,334

GENERAL AND ADMINISTRATIVE EXPENSES:

Depreciation and Amortization	614	355
General and Administrative Expenses	15,062	12,078
Provision for Doubtful Accounts	6,929	5,904

TOTAL GENERAL AND ADMIN. EXPENSES	22,605	18,337

INCOME FROM OPERATIONS	3,588	1,997

OTHER (INCOME) EXPENSES:

Interest Expense	517	272
Interest Income	(51)	(30)
TOTAL OTHER EXPENSES - NET	466	242
INCOME BEFORE TAX	3,122	1,755
Provision for Income Taxes	1,156	602
NET INCOME	$1,966	$1,153

NET INCOME PER COMMON SHARE - BASIC:	$.14	$.09
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,582,814	12,992,367

NET INCOME PER COMMON SHARE - DILUTED:	$.14	$.09
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,839,485	13,406,809

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$1,966	$1,153
Adjustments to Reconcile Net Income to
Cash Provided by (used by) Operating Activities:
Deferred Compensation	36	30
Depreciation and Amortization	1,517	1,159
Deferred Income Tax Benefit	(1,029)	(168)

Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(7,201)	(3,926)
Provision for Doubtful Accounts	2,606	632
Inventory	(106)	(190)
Other Current Assets	(180)	(132)
Other Assets	121	(12)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,997	1,481

NET CASH - OPERATING ACTIVITIES	1,727	27

INVESTING ACTIVITIES:
Acquisition of Intangible Assets	(28)	—
Acquisition of Property and Equipment	(1,623)	(555)

NET CASH - INVESTING ACTIVITIES	(1,651)	(555)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(209)	(318)
Payments of Capital Lease Obligations	(609)	(493)
Increase in Revolving Line of Credit - Net	1,002	2,271
Proceeds from Exercise of Options	387	108

NET CASH - FINANCING ACTIVITIES	571	1,568

NET INCREASE IN CASH AND CASH EQUIVALENTS	647	1,040

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	8,954	4,303

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$9,601	$5,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$542	$224
Income Taxes	$432	$159

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the three month periods ended January 31, 2007 and January 31, 2006 the Company entered into capital leases totaling $680 and $26, respectively.

During the three month periods ended January 31, 2007 and January 31, 2006, the Company wrote-off approximately 1,897 and -0- of furniture and equipment that were fully depreciated. During fiscal 2007, the Company recognized a loss on the sale of furniture and equipment of $35.

During the three month period ended January 31, 2007, the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $229 and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the three month period ended January 31, 2007, the Company financed the purchase of equipment through a term note of approximately $4,100.

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

[2] The results of operations for the three months ended January 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2006 in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2006 Form 10-K.

[5] Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable value from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.   Revenues on the statements of operations are net of the following amounts for allowances and discounts:

	Three Months Ended
	January 31,
	[Unaudited]
	2007	2006
Medicare/Medicaid	$33,701	$28,909
Other	74,220	43,411
	$107,921	$72,320

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

[6] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. Account Receivables on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31, 2007	October 31, 2006
Contractual Credits/Discounts	$60,407	$49,394
Doubtful Accounts	9,840	7,234
	$70,247	$56,628

[7] In June 2006 FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This interpretation is effective for fiscal years beginning after December 15, 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 recommends using both the “rollover” and “iron curtain” approaches when quantifying misstatements from prior years in order to determine materiality. If the misstatement in the current year financial statements is material after the application of both the “rollover” and “iron curtain” approaches, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. If the cut-off error that existed in the prior year was not discovered until the current year, a separate analysis of the prior year (and any other prior year in which previously undiscovered errors existed) would need to be performed to determine where such prior year financial statements were materially misstated. If a material misstatement did occur, then the prior year financial statements would need to be restated. SAB 108 is effective for fiscal years ended after November 15, 2006. SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

 [8]  The following disclosures present certain information on the Company’s intangible assets as of January 31, 2007 (Unaudited) and October 31, 2006.  All intangible assets are being amortized over their estimated useful lives, as indicated below, with net estimated book value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At January 31, 2007 [Unaudited]
Software Costs	5 years	$1,536	$1,516	$20

Customer Lists	20 years	3,906	1,111	2,795

Covenants not-to-Compete	5 years	4,205	295	3,910

Costs Related to Acquisitions	19 years	1,590	513	1,077

Patent	17 Years	156	94	62

Totals		$11,393	$3,529	$7,864

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2006 [Audited]
Software Costs	5 years	$1,535	$1,494	$41

Customer Lists	20 years	3,906	1,063	2,843

Covenants not-to-Compete	5 years	4,205	84	4,121

Employment Agreements	7 years	625	625	0

Costs Related to Acquisitions	19 years	1,562	462	1,100

Patent	17 Years	156	91	65

Totals		$11,989	$3,819	$8,170

The aggregate intangible amortization expense for the three months ended January 31, 2007 and 2006 was $313 and $155, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2007 and for the four subsequent years is as follows:

Fiscal Year	Estimated
Ended	Amortization
October 31,	Expense
2007	$1,284

2008	1,218

2009	1,197

2010	1,176

2011	1,073

Thereafter	1,916

Total	$7,864

[9]  In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. An amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2007, the Company had elected to have $12,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.90% at January 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2007, advances of $5,698 were subject to interest at the prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2007, the Company utilized $17,698 and had $12,302 of available unused credit under this revolving note payable loan agreement.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.

[10] The provision for income taxes for the three months ended January 31, 2007, consists of a current tax provision of $2,414 and a deferred tax benefit of $1,258. At January 31, 2007, the Company had a current deferred tax asset of $5,736 included in other current assets and a long-term deferred tax liability of $9 incurred in other long-term liabilities. The provision for income taxes for the three months ended January 31, 2006, consist of a current tax provision of $770 and a deferred tax benefit of $168. At January 31, 2006, the Company had a current deferred tax asset of $2,886 included in other current assets and a long-term deferred tax liability of $90 incurred in other long-term liabilities.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF FIRST QUARTER 2007 VS FIRST QUARTER 2006

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies primarily within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, our cancer and oncology laboratory, is one of the premier hematopathology laboratories in the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded laboratories; the two national mega-laboratories and BioReference Laboratories. However, there are numerous hospital outreach programs and smaller testing laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not our competitors since they are outside our regional footprint. In 2001, we entered into a strategic marketing agreement with Roche Diagnostics to co-market CareEvolve to laboratories throughout the country. Thanks to the relationship with Roche, CareEvolve received funding during its early years and built a solid infrastructure for growth and marketing. However, over the subsequent years, it became apparent that the relationship had served its purpose and it was terminated by mutual consent. We own all right, title and interest to CareEvolve and the informatics solution that has been built. We use it for our own customers. Other smaller labs utilize CareEvolve paying us a licensing fee for such utilization.

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

OPERATING RESULTS  (In Thousands)

NET REVENUES:

We had net revenues for the three month period ended January 31, 2007 of $53,722 as compared to $42,918 for the three month period ended January 31, 2006. This represents a 25% increase in net revenues. This increase is due primarily to a 14% increase in the number of patients serviced and an 8% increase in net revenue per patient.

The number of patients serviced during the quarter ended January 31, 2007 was approximately 836 thousand which was 14% greater when compared to the prior fiscal year’s quarter ended January 31, 2006. Net revenue per patient for the quarter ended January 31, 2007 was $63.21 compared to net revenue per patient for the quarter ended January 31, 2006 of $58.26, an increase of 8%. Esoteric testing continues to be the principal driver in the increase in net revenue per patient.

COST OF SERVICES:

Cost of Services increased from $22,584 for the three month period ended January 31, 2006 to $27,529 for the three month period ended January 31, 2007, an increase of $4,945 or 22%. This increase has remained consistent in relation to the 25% increase in net revenues. However, employee related expenses increased by $2,457 (23%). This increase was primarily attributable to the acquisitions made on September 26, 2006.

GROSS PROFITS:

Gross profit on net revenues increased 29% to $26,193 for the three month period ended January 31, 2007 compared to $20,334 for the same period ended January 31, 2006. Gross Profit margins increased from 47% for the three month period ended January 31, 2006 to 49% for the three month period ended January 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2007 were $22,605 compared to $18,337 for the three month period ended January 31, 2006. This represents an increase of $4,268 (23% ) which is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased from $272 for the three month period ended January 31, 2006 to $517 for the three month period ended January 31, 2007, an increase of $245 (90%). This increase is due to an increase in the utilization and interest rates on the PNC Bank line and an increase in Long-Term Debt.  Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth and the expectation that interest rates will continue to increase during our current fiscal year.

INCOME:

We realized net income of $1,966 for the three month period ended January 31, 2007 as compared to $1,153 for the three month period ended January 31, 2006, an increase of 71%.

Pre-tax income for the period ended January 31, 2007 was $3,122 as compared to $1,755 for the period ended January 31, 2006, an increase of $1,367 (78%). The provision for income taxes increased from $602 for the period ended January 31, 2006, to $1,156 (92%) for the current three month period.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

Our working capital at January 31, 2007 was $41,362 as compared to $39,994 at October 31, 2006 an increase of $1,368. Our cash position increased by $647 during the current period. We borrowed $1,002 in short term debt and repaid $818 in existing debt. We had current liabilities of $49,990 at January 31, 2007. We generated $1,727 in cash from operations, compared to $27 in cash from operations for the quarter ended January 31, 2006, an overall increase of $1,700 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $72,373 at January 31, 2007, an increase of $4,595 from October 31, 2006 or 7%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2007 increased 26% over the comparable three month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended January 31, 2007, rose to 122 days, an increase of 5 days, or 4%, from the 117 days that we reported at the end of fiscal year 2006. We believe that this increase is due to several factors. Historically, first quarters for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year.

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. An amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2007, the Company had elected to have $12,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.90% at January 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2007, advances of $5,698 were subject to interest at the prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2007, the Company utilized $17,698 and had $12,302 of available unused credit under this revolving note payable loan agreement.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2007
Long - Term Debt	$5,020	$839
Capital Leases	5,564	2,478
Operating Leases	1,998	1,511
Purchase Obligations	24,651	6,128
Employment/Consultant Contracts	7,990	2,680
Total	$45,223	$13,636

Our cash balance at January 31, 2007 totaled $9,601 as compared to $8,954 at October 31, 2006.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2007.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”) which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 recommends using both the “rollover” and “iron curtain” approaches when quantifying misstatements from prior years in order to determine materiality. If the misstatement in the current year financial statements is material after the application of both the “rollover” and “iron curtain” approaches, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. If the cut-off error that existed in the prior year was not discovered until the current year, a separate analysis of the prior year (and any other prior year in which previously undiscovered errors existed) would need to be performed to determine where such prior year financial statements were materially misstated. If a material misstatement did occur, then the prior year financial statements would need to be restated. SAB 108 is effective for fiscal years ended after November 15, 2006. SAB 108 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under SFAS 142, annually at the end of the fiscal year. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.

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

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors (such as the decrease in flow cytometry reimbursement rates from CMS (Medicare/Medicaid) starting January 1, 2005). Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on our experience with our accounts receivable. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include being transferred to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Cautionary Statements” contained in Item 1 of our Annual Report on Form 10-K for the year ended October 31, 2006, as well as elsewhere herein including:

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

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At January 31, 2007, advances of approximately $5,698 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 8.25%. In addition, we elected to have the remaining $12,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.90%.

We estimate that our monthly cash interest expense at January 31, 2007 was approximately $181 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $13.

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

Date:   March 9, 2007