Form 10-Q
period 2007-04-30
BIO REFERENCE LABORATORIES INC
filed 2007-06-11
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2007

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
13,663,034 shares of Common Stock ($.01 par value) at June 8, 2007.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

APRIL 30, 2007

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands]

ASSETS

	April 30,	October 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$11,080	$8,954
Accounts Receivable - Net	77,908	67,778
Inventory	2,614	2,159
Other Current Assets	1,434	1,198
Deferred Tax Assets	5,980	3,986
TOTAL CURRENT ASSETS	99,016	84,075

PROPERTY AND EQUIPMENT - AT COST	28,727	22,246
LESS: Accumulated Depreciation	10,696	10,162
PROPERTY AND EQUIPMENT - NET	18,031	12,084

OTHER ASSETS:
Deposits	485	646
Goodwill - Net	14,063	14,063
Intangible Assets - Net	7,531	8,170
Other Assets	1,054	934
Deferred Tax Asset	654	501

TOTAL OTHER ASSETS	23,787	24,314

TOTAL ASSETS	$140,834	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share Data]

	April 30,	October 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$20,678	$18,692
Accrued Salaries and Commissions Payable	4,066	4,029
Accrued Taxes and Expenses	4,138	2,257
Current Maturities of Long-Term Debt	1,143	839
Capital Lease Obligations - Short-Term Portion	2,121	2,069
Revolving Note Payable - Bank	23,327	16,696
TOTAL CURRENT LIABILITIES	55,473	44,582

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	2,670	2,913
Long - Term Debt — Net of Current Portion	7,415	4,181
Deferred Tax Liabilities	12	18

TOTAL LONG-TERM LIABILITIES	10,097	7,112

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 13,663,034 and 13,552,814 at April 30, 2007 and at October 31, 2006, respectively	137	136

Additional Paid-In Capital	40,302	39,001

Retained Earnings	34,867	29,743
Totals	75,306	68,880
Deferred Compensation	(42)	(101)

TOTAL SHAREHOLDERS’ EQUITY	75,264	68,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$140,834	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
[Dollars In Thousands Except Per Share Data]
[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2007	2006	2007	2006

NET REVENUES:	$60,953	$47,189	$114,675	$90,107

COST OF SERVICES:

Depreciation and Amortization	1,057	846	1,960	1,650
Employee Related Expenses	13,895	11,293	27,244	22,185
Reagents and Laboratory Supplies	8,963	6,357	16,844	12,493
Other Cost of Services	6,514	4,915	11,910	9,667
TOTAL COST OF SERVICES	30,429	23,411	57,958	45,995

GROSS PROFIT ON REVENUES	30,524	23,778	56,717	44,112

General and Administrative Expenses:

Depreciation and Amortization	634	418	1,248	772
General and Administrative Expenses	16,101	12,648	31,163	24,726
Bad Debt Expense	7,930	6,269	14,859	12,174

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	24,665	19,335	47,270	37,672

INCOME FROM OPERATIONS	5,859	4,443	9,447	6,440

OTHER (INCOME) EXPENSE:

Interest Expense	589	335	1,106	607
Interest Income	(62)	(35)	(113)	(65)

TOTAL OTHER EXPENSES - NET	527	300	993	542

INCOME BEFORE INCOME TAXES	5,332	4,143	8,454	5,898
Provision for Income Taxes	2,174	1,394	3,330	1,996

NET INCOME	$3,158	$2,749	$5,124	$3,902

NET INCOME PER COMMON SHARE - BASIC:	$0.23	$0.21	$0.38	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,634,367	13,027,367	13,608,591	13,007,992

NET INCOME PER COMMON SHARE - DILUTED:	$0.23	$0.20	$0.37	$0.29
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,884,502	13,427,908	13,845,177	13,405,119

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Six months ended
	April 30
	2007	2006
OPERATING ACTIVITIES:
Net Income	$5,124	$3,902
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Loss on Disposal of Fixed Assets	51	—
Amortization of Deferred Compensation	59	60
Depreciation and Amortization	3,208	2,422
Deferred Income Tax (Benefit) Expense	(1,924)	(924)

Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(14,872)	(7,879)
Provision for Doubtful Accounts	4,742	1,163
Inventory	(455)	(357)
Other Current Assets	(236)	65
Other Assets and Deposits	41	(123)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,904	2,178

NET CASH - OPERATING ACTIVITIES	(358)	507

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(3,284)	(1,221)
Acquisition of Intangible Assets	(28)	(13)

NET CASH - INVESTING ACTIVITIES	(3,312)	(1,234)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(562)	(637)
Payments of Capital Lease Obligations	(1,346)	(1,075)
Increase in Revolving Line of Credit	6,631	3,935
Proceeds from Exercise of Options	1,073	304

NET CASH - FINANCING ACTIVITIES	5,796	2,527

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,126	1,800

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	8,954	4,303

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$11,080	$6,103

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,121	$539
Income Taxes	$3,904	$2,338

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the six month periods ended April 30, 2007 and April 30, 2006 the Company entered into capital leases totaling $1,155 and $536, respectively.

During the six month periods ended April 30, 2007 and April 30, 2006, the Company wrote-off approximately 2,058 and -0- of furniture and equipment that were fully depreciated. During fiscal 2007, the Company recognized a loss on the sale of furniture and equipment of $51.

During the six month period ended April 30, 2007, the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $229 and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the six month period ended April 30, 2007, the Company financed the purchase of equipment through a term note of approximately $4,100.

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

[2] The results of operations for the six months ended April 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2006 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2006 Form 10-K.

[5] Certain prior year amounts have been reclassified to conform with the current year presentation.

[6] Service revenues are principally generated from clinical laboratory testing services including chemical diagnostic tests such as blood and urine analysis, among others.  Service revenues are recognized at the time the testing services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the related services are rendered and adjusted in future periods as final settlements are determined.   Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended April 30		Six Months ended April 30
	[Unaudited]		[Unaudited]
	2007	2006	2007	2006

Medicare/Medicaid	$35,465	$28,695	$69,165	$57,604

Other	92,960	51,858	167,271	95,219

	$128,425	$80,553	$236,436	$152,823

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

[7] An allowance for contractual credits and uncollectible accounts is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts.

	[Unaudited]
	April 30, 2007	October 31, 2006
Contractual Credits/Discounts	$75,150	$49,394
Doubtful Accounts	11,976	7,234
	$87,126	$56,628

[8] In February 2007 FASB issued FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  The statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  This statement is not currently expected to have a material impact on the Company’s consolidated financial statements.

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2007 (Unaudited) and October 31, 2006. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At April 30, 2007 [Unaudited]

Customer Lists	20 years	3,906	1,157	2,749

Covenants not-to-Compete	5 years	4,205	506	3,699

Costs Related to Acquisitions	19 years	1,590	568	1,022

Patent	17 Years	156	95	61

Totals		$9,857	$2,326	$7,531

Intangible Assets	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
At October 31, 2006 [Audited]
Software Costs	5 years	$1,535	$1,494	$41

Customer Lists	20 years	3,906	1,063	2,843

Covenants not-to-Compete	5 years	4,205	84	4,121

Employment Agreements	7 years	625	625	0

Costs Related to Acquisitions	19 years	1,562	462	1,100

Patent	17 Years	156	91	65

Totals		$11,989	$3,819	$8,170

The aggregate intangible amortization expense for the three months ended April 30, 2007 and 2006 was $333 and $164, respectively and for the six months ended April 30, 2007 and 2006 was $667 and $307, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2007 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2007	$1,293

2008	1,221

2009	1,197

2010	1,174

2011	1,065

Thereafter	1,581

Total	$7,531

[10]  In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. An amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2007, the Company had elected to have $12,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.90% at April 30, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2007, advances of $11,327 were subject to interest at the prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2007, the Company utilized $23,327 and had $6,673 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition Cash Payment in connection with its purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 , plus interest at an annual rate of 6.85%.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.

[11] The provision for income taxes for the three months ended April 30, 2007, consists of a current tax provision of $3,070 and a deferred tax benefit of $896. The provision for income taxes for the six months ended April 30, 2007, consists of a current tax provision of $5,483 and a deferred tax benefit of $2,154. At April 30, 2007, the Company had a current deferred tax asset of $6,634 included in other current assets and a long-term deferred tax liability of $12 incurred in other long-term liabilities. The provision for income taxes for the three months ended April 30, 2006, consist of a current tax provision of $1,954 and a deferred tax benefit of $560. The provision for income taxes for the six months ended April 30, 2006, consist of a current tax of $2,920 and a deferred tax benefit of $924.

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are nine publicly-traded laboratories; including the two national mega-laboratories and BioReference Laboratories. In addition, there are numerous hospital outreach programs and smaller testing laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health (“NIH”) in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believes that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing.  The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing  at an accelerating  rate. The Company hopes to be able to continue this growth in revenues and profits of our newest subsidiary.

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

COMPARISON OF SECOND QUARTER 2007  VS SECOND QUARTER 2006

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended April 30, 2006 were $47,189 as compared to $60,953 for the three month period ended April 30, 2007; which represents a 29% increase in net revenues. This increase is due to a 19% increase in patient counts and an increase in revenue per patient of 19% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2007 was 921 thousand which was 19% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2006 was $60.59 compared to net revenue per patient of $65.59 for the three month period ended April 30, 2007, an increase of $5.00 or 8%.

COST OF SERVICES:

Cost of Services increased from $23,411 for the three month period ended April 30, 2006 to $30,429 for the three month period ended April 30, 2007, an increase of $7,018 or 30%. This increase is in line with the increase in net revenues of 29%. However, employee related expenses increased by $2,572 (23%) and is primarily attributable to the acquisitions made on September 26, 2006.

GROSS PROFITS:

Gross profits increased from $23,778 for the three month period ended April 30, 2006 to $30,524 for the three month period ended April 30, 2007; an increase of $6,746 or 28%. Gross profit margin remained constant at 50% for both quarters.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2006 was $19,335 as compared to $24,665 for the quarter ended April 30, 2007, an increase of $5,330 or 28%. This increase is in line with the increase in net revenues. However, marketing expense increased $618 or 14%, occupancy expenses increased $413 or 35% and data processing expenses for new hardware and practice management expenses related to setting up new accounts increased $346 or 330%.  While these expense categories increased dramatically, they are in line with our growth expectations. In addition, legal fees increased $403 or 212% over the prior year’s comparable period caused primarily by our dispute with a local managed care company concerning a contract dispute; this dispute was settled favorably for the Company.

INTEREST EXPENSE:

Interest expense increased to $589 during the three month period ending April 30, 2007 from $335 during the three month period ended April 30, 2006. This increase is due to an increase in the utilization of our PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

INCOME:

We realized net income of $3,158 for the three month period ended April 30, 2007, as compared to $2,749 for the three month period ended April 30, 2006, an increase of $409 (15%).  Pre-tax income for the period ended April 30, 2006 was $4,143, compared to $5,332 for the three month period ended April 30, 2007, an increase of $1,189 (29%).  The provision for income taxes increased from $1,394 for the three month period ended April 30, 2006 to $2,174 for the period ended April 30, 2007.

SIX MONTHS 2007 COMPARED TO SIX MONTHS 2006

NET REVENUES:

Net Revenues for the six month period ended April 30, 2006 were $90,107 as compared to $114,675 for the six month period ended April 30, 2007; this represents a 27% increase in net revenues. This increase is due to a 17% increase in patient counts and revenue per patient increased 8% due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the six month period ended April 30, 2007 was 1,756 thousand which was 17% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2006 was $59.46, compared to net revenue per patient for the six month period ended April 30, 2007 of $64.46, an increase of $5.00 or 8%.

COST OF SERVICES:

Cost of Services increased to $57,958 for the six month period ended April 30, 2007 from $45,995 for the six month period ended April 30, 2006. This represents a 26% increase in direct operating costs. This increase is related to the increase in net revenues of 27%. However, employee related expenses increased by $5,059 (23%) and is primarily attributable to the acquisitions made on  September 26, 2006.

GROSS PROFITS:

Gross profits on net revenues, increased to $56,717 for the six month period ended April 30, 2007 from $44,112 for the six month period ended April 30, 2006; an increase of $12,605 (29%). Gross profit margins remained constant at 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2006 were $37,672 as compared to $47,270 for the six month period ended April 30, 2007.  This represents an increase of $9,598 or 25%. This increase is in line with the increase in net revenues. However, marketing expenses increased $1,101 or 13%, occupancy expenses increased $777 or 34% and data processing expenses for new hardware and practice management expenses related to setting up new accounts increased $548 or 248%.. While these expense categories increased dramatically, they are in line with our growth expectations. In addition, legal fees increased $566 or 152% over the prior year comparable period caused primarily by our dispute with a local managed care company concerning a contract dispute; this dispute was settled favorably for the Company.

INTEREST EXPENSE:

Interest expense increased to $1,106 during the six month period ending April 30, 2007 as compared to $607 during the six month period ending April 30, 2006, an increase of $499. This increase is due to an increase in the utilization of the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

INCOME:

We realized net income of $5,124 for the six months ended April 30, 2007 as compared to $3,902 for the six month period ended April 30, 2006, an increase of 31%. Pre-tax income for the six month period ended April 30, 2007 was $8,454, as compared to $5,898 for the six month period ended April 30, 2006, an increase of $2,556 (43%).  The provision for income taxes increased from $1,996 for the six month period ended April 30, 2006 to $3,330 for the six month period ended April 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2007 was $45,543 as compared to $39,493 at October 31, 2006 an increase of $4,050. Our cash position increased by $2,126 during the current period. We borrowed $6,631 in short term debt and repaid $1,908 in existing debt. We had current liabilities of $55,473 at April 30, 2007. We utilized $358 in cash from operations, compared to $507 in cash from operations for the quarter ended April 30, 2006, an overall decrease of $865 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $77,908 at April 30, 2007, an increase of $10,130 from October 31, 2006 or 15%. This increase was primarily attributable to increased revenue.  Cash collected during the six month period ended April 30, 2007 increased 27% over the comparable six month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2007, were 116 days, as compared to 117 days that we reported at the end of fiscal year 2006.

In October 2004, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. An amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2007, the Company had elected to have $12,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.90% at April 30, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2007, advances of $11,327 were subject to interest at the prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2007, the Company utilized $23,327 and had $6,673 of available unused credit under this revolving note payable loan agreement.

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

As of October 31, 2006

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

Our cash balance at April 30, 2007 totaled $11,080 as compared to $8,954 at October 31, 2006.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2007.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In February 2007 FASB issued FAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”.  The statement is effective as of the beginning of each reporting entity’s first fiscal year that begins after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  This statement is not currently expected to have a material impact on the Company’s consolidated financial statements.

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

We do have exposure to both rising and falling interest rates. At April 30, 2007, advances of approximately $11,327 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 8.25%. In addition, we elected to have the remaining $12,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.90%.

We estimate that our monthly cash interest expense at April 30, 2007 was approximately $184 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $27.

Item 4 – CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: June 8, 2007