Form 10-Q
period 2007-07-31
BIO REFERENCE LABORATORIES INC
filed 2007-09-06
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,698,634 shares of Common Stock ($.01 par value) at September 6, 2007.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2007

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31,	October 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	11,598	8,954
Accounts Receivable - Net	80,548	67,778
Inventory	3,039	2,159
Other Current Assets	1,783	1,198
Deferred Tax Assets	5,845	3,986
TOTAL CURRENT ASSETS	102,813	84,075

PROPERTY AND EQUIPMENT - AT COST	31,159	22,246
LESS: Accumulated Depreciation	11,916	10,162
PROPERTYAND EQUIPMENT - NET	19,243	12,084

OTHER ASSETS:
Deposits	502	646
Goodwill - Net	14,514	14,514
Intangible Assets - Net	6,840	7,719
Other Assets	1,054	934
Deferred Tax Assets	1,810	501

TOTAL OTHER ASSETS	24,720	24,314

TOTAL ASSETS	$146,776	$120,473

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	21,837	18,692
Accrued Salaries and Commissions Payable	5,120	4,029
Accrued Taxes and Expenses	3,781	2,257
Revolving Note Payable - Bank	23,250	16,696
Current Maturities of Long-Term Debt	1,148	839
Capital Lease Obligations - Short-Term Portion	2,060	2,069
TOTAL CURRENT LIABILITIES	57,196	44,582

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	2,548	2,913
Long Term Debt - Net of Current Portion	7,125	4,181
Deferred Tax Liabilities	134	18

TOTAL LONG-TERM LIABILITIES	9,807	7,112

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,692,634 and 13,552,814 at July 31, 2007 and at October 31, 2006, respectively	137	136

Additional Paid-In Capital	40,599	39,001

Retained Earnings	39,056	29,743
Totals	79,792	68,880
Deferred Compensation	(19)	(101)

TOTAL SHAREHOLDERS’ EQUITY	79,773	68,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$146,776	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
NET REVENUES:	$65,961	$49,026	$180,636	$139,133

COST OF SERVICES:
Depreciation	1,164	867	3,124	2,517
Employee Related Expenses	14,764	11,611	42,008	33,797
Reagents and Lab Supplies	9,996	6,941	26,840	19,434
Other Cost of Services	6,543	5,264	18,453	14,930
TOTAL COST OF SERVICES	$32,467	$24,683	$90,425	$70,678

GROSS PROFIT ON REVENUES	$33,494	$24,343	$90,211	$68,455

General and Administrative Expenses:

Depreciation and Amortization	562	428	1,810	1,200
Other General and Administrative Expenses	16,557	12,512	47,720	37,238
Bad Debt Expense	9,203	6,627	24,062	18,802

TOTAL GENERAL AND ADMIN. EXPENSES	$26,322	$19,567	$73,592	$57,240

OPERATING INCOME	$7,172	$4,776	$16,619	$11,215

OTHER (INCOME) EXPENSES:

Interest Expense	639	363	1,746	970

Interest Income	(65)	(46)	(179)	(111)

TOTAL OTHER EXPENSES - NET	$574	$317	$1,567	$859

INCOME BEFORE INCOME TAXES	$6,598	$4,459	$15,052	$10,356

Provision for Income Taxes	2,409	780	5,739	2,776
NET INCOME	$4,189	$3,679	$9,313	$7,580

NET INCOME PER SHARE - BASIC:	$0.31	$0.28	$0.68	$0.58

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	13,681,767	13,056,367	13,632,983	13,025,367

NET INCOME PER SHARE - DILUTED:	$0.30	$0.27	$0.67	$0.56

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,921,168	13,511,914	13,859,231	13,429,318

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended July 31,
	2007	2006
OPERATING ACTIVITIES:
Net Income	$9,313	$7,580
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	4,934	3,717
Deferred Compensation	82	88
Deferred Income Taxes (Benefit)	(2,823)	(1,214)
(Gain) Loss on Disposal of Property and Equipment	63
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(19,364)	(8,792)
Provision for Bad Debts	6,593	162
Inventory	(880)	(414)
Other Current Assets	(585)	(6)
Other Assets and Deposits	25	(202)
Deferred Charges
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	5,760	1,228

NET CASH - OPERATING ACTIVITIES	3,118	2,147

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(5,485)	(1,932)
Acquisition of Intangible Assets	(28)	(13)

NET CASH - INVESTING ACTIVITIES	(5,513)	(1,945)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(847)	(955)
Payments of Capital Lease Obligations	(2,038)	(1,607)
Increase (Decrease) in Revolving Line of Credit	6,554	5,510
Proceeds from Exercise of Options	1,370	769

NET CASH - FINANCING ACTIVITIES	5,039	3,717

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,644	3,919

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	8,954	4,303

CASH AND CASH EQUIVALENTS AT END OF PERIODS	11,598	8,222

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,785	$818
Income Taxes	$8,351	$4,902

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the nine month periods ended July 31, 2007 and July 31, 2006 the Company entered into capital leases totaling $1,664 and $858, respectively.

During the nine month periods ended July 31, 2007 and July 31, 2006, the Company wrote-off approximately $2,347 and -0- of furniture and equipment. During fiscal 2007, the Company recognized a loss on the disposal of furniture and equipment of $63.

During the nine month period ended July 31, 2007, the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $229 and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the nine month period ended July 31, 2007, the Company financed the purchase of equipment through a term note of approximately $4,100.

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

[2] The results of operations for the nine months ended July 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

[6] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. Net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered, and are adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended July 31		Nine Months ended July 31
	[Unaudited]		[Unaudited]
	2007	2006	2007	2006

Medicare/Medicaid	$40,603	$29,950	$109,768	$87,554

Other	102,088	53,946	269,269	149,215

	$142,691	$83,896	$379,037	$236,769

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

[7] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, that was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	July 31, 2007	October 31, 2006
Contractual Credits/Discounts	$79,773	$49,394
Doubtful Accounts	13,827	7,234
	$93,600	$56,628

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

[9] The following disclosures present certain information on the Company’s intangible assets as of July 31, 2007 (Unaudited) and October 31, 2006. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets At July 31, 2007	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
[Unaudited]
Customer Lists	20 years	5,045	1,751	3,294

Covenants not-to-Compete	5 years	4,205	716	3,489

Patent	17 Years	156	99	57
Totals		$9,406	$2,566	$6,840

Intangible Assets At October 31, 2006	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
[Audited]
Software Costs	5 years	$1,535	$1,494	$41

Customer Lists	20 years	5,017	1,525	3,492

Covenants not-to-Compete	5 years	4,205	84	4,121

Employment Agreements	7 years	625	625	0

Patent	17 Years	156	91	65
Totals		$11,538	$3,819	$7,719

The aggregate intangible amortization expense for the three months ended July 31, 2007 and 2006 was $240 and $154, respectively and for the nine months ended July 31, 2007 and 2006 was $907 and $462, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2007 and for the four subsequent years is as follows:

Fiscal Year Ended October 31,	Estimated Amortization Expense
2007	$1,283

2008	1,210

2009	1,164

2010	1,174

2011	1,055

Thereafter	954
Total	$6,840

 [10] In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject, at the Company’s option, to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2007, the Company had elected to have $16,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.855%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2007, advances outstanding of $7,250 were subject to interest at the bank’s prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2007, the Company utilized $23,250 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 , plus interest at an annual rate of 6.85%.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.

[11] The provision for income taxes for the three months ended July 31, 2007, consists of a current tax provision of $3,309 and a deferred tax benefit of $900. The provision for income taxes for the nine months ended July 31, 2007, consists of a current tax provision of $8,792 and a deferred tax benefit of $3,053. At July 31, 2007, the Company had a current deferred tax asset of $7,655 included in other current assets and a long-term deferred tax liability of $134 incurred in other long-term liabilities. The provision for income taxes for the three months ended July 31, 2006, consist of a current tax provision of $1,070 and a deferred tax benefit of $290. The provision for income taxes for the nine months ended July 31, 2006, consist of a current tax of $3,990 and a deferred tax benefit of $1,214.

[12] On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period ending October 31,

2007. As of July 31, 2007, no shares were repurchased under this plan.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data, Or Unless Otherwise Noted]

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well as eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware, Maryland and thirty eight other states. We are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, our cancer and oncology laboratory, is one of the premier hematopathology laboratories in the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors.

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

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations and we also license the technology to other laboratories throughout the country. These other laboratories licensing our technology are not our competitors since they are outside our regional footprint. In addition, we use it for our own customers.

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

In 2006 we acquired GeneDx, a diagnostic genetic testing laboratory providing services to national and international customers.  GeneDx specializes in testing for rare and complex genetic conditions through the use of DNA sequencing.  In 2007 we introduced the first commercially available genome-wide oligonucleotide microarray analysis testing useful for the diagnosis of, among other conditions, developmental disorders, which has significantly grown the business. The success and growth of GeneDx can be attributed to both the unique nature of our testing and the highly experienced clinicians and researchers who run the business.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

COMPARISON OF THIRD QUARTER 2007 VS THIRD QUARTER 2006

NET REVENUES:

Net revenues for the three month period ended July 31, 2006 were $49,026 as compared to $65,961 for the three month period ended July 31, 2007; which represents a 35% increase in net revenues. This increase is due to a 22% increase in patient counts and an 11% increase in net revenues per patient due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended July 31, 2007 was approximately 953 thousand which was 22% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2006 was $61.60 compared to net revenue per patient of $68.08 for the three month period ended July 31, 2007, an increase of $6.48 or 11%.

COST OF SERVICES:

Cost of Sales increased from $24,683 for the three month period ended July 31, 2006 to $32,467 for the three month period ended July 31, 2007, an increase of $7,784 or 32% as compared to a 35% increase in net revenues. This increase is in line with the increase in net revenues. However, employee related expenses increased by $3,153 (27%) and is primarily attributable to the acquisitions made in September, 2006. In addition, reagents and lab supplies increased by $3,055 (44%) driven by an increase of 37% in the number of tests performed in the laboratory during the current quarter.

GROSS PROFITS:

Gross profits, increased from $24,343 for the three month period ended July 31, 2006 to $33,494 for the three month period ended July 31, 2007; an increase of $9,151 or 38%. Gross profit margins increased 1% during the current quarter.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2007 was $26,322 as compared to $19,567 for the three month period ended July 31, 2006, an increase of $6,755 or 35%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $639 during the three month period ended July 31, 2007 from $363 during the three month period ended July 31, 2006 This increase is due to an increase in utilization and in the interest rates on the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

INCOME:

We realized net income of $3,679 for the three month period ended July 31, 2006, as compared to $4,189 for the three month period ended July 31, 2007 an increase of 14%.  Pre-tax income for the period ended July 31, 2006 was $4,459 compared to $6,598 for the period ended July 31, 2007, an increase of 48%.  The provision for income taxes increased from $780 for the three month period ended July 31, 2006 to $2,409 for the three month period ended July 31, 2007. Due to an increase in net income, management believes that our provision for income taxes will approximate 39% in the fourth quarter of the current fiscal year.

NINE  MONTHS 2007 COMPARED TO NINE  MONTHS 2006

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2006 were $139,133 as compared to $180,636 for the nine month period ended July 31, 2007; this represents a 30% increase in net revenues. This increase is due to a 19% increase in patient counts and a 9% increase in revenue per patient due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the nine month period ended July 31, 2007 was approximately 2.709 million which was 19% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2006 was $60.19, compared to net revenue per patient for the nine month period ended July 31, 2007 of $65.69, an increase of $5.50 or 9%.

COST OF SERVICES:

Cost of Services increased to $90,425 for the nine month period ended July 31, 2007 from $70,678 for the nine month period ended July 31, 2006. This amounts to a $19,747 or a 28% increase in direct operating costs. This increase is 2% less than the increase in net revenues of 30%. However, employee related expenses increased by $8,211 (24%) and is primarily attributable to the acquisitions made on September, 2006. During the current nine month period our cost of reagents and lab supplies increased $7,406 (38%) and the number of tests processed by the laboratory increased 31%.

GROSS PROFITS:

Gross profits on net revenues, increased to $90,211 for the nine month period ended July 31, 2007 from $68,455 for the nine month period ended July 31, 2006; an increase of $21,756 (32%) primarily attributable to the increase in net revenues. Gross profit margins increased 1 percent during the current period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2007 was $73,592 as compared to $57,240 for the nine month period ended July 31, 2006, an increase of $16,352 or 29%. This increase is 1% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $1,746 during the nine month period ended July 31, 2007 as compared to $970 during the nine month period ended July 31, 2006, an increase of $776. Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth.

INCOME:

We realized net income of $7,580 for the nine months ended July 31, 2006 as compared to $9,313 for the nine month period ended July 31, 2007, an increase of $1,733 or 23%.  Pre-tax income for the period ended July 31, 2006 was $10,356, as compared to $15,052 for the period ended July 31, 2007, an increase of $4,696 (45%). The provision for income taxes increased from $2,776 for the period ended July 31, 2006, to $5,739 for the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2007 was $47,427 as compared to $39,493 at October 31, 2006 an increase of $7,934. Our cash position increased by $2,644 during the current period. We borrowed $6,554 in short term debt and repaid $2,885 in existing debt. We had current liabilities of $57,196 at July 31, 2007. We generated $3,118 in cash from operations, compared to $2,147 in cash from operations for the period ended July 31, 2006, an overall increase of $971 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $80,548 at July 31, 2007, an increase of $12,770 from October 31, 2006 or 19%. This increase was primarily attributable to increased revenue.  Cash collected during the nine month period ended July 31, 2007 increased 30% over the comparable nine month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2007, decreased to 114 days, a decrease of 3 days, or 3%, from the  days that we reported at the end of fiscal year 2006.

In October 2004, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement]. The amended loan agreement provides for an “acquisition subline” of up to $10,000 which can be repaid in 36 equal monthly installments. The amendment to the Loan and Security Agreement provides for interest on advances to be subject, at the Company’s option, to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2007, the Company had elected to have $16,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.855%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2007, advances outstanding of $7,250 were subject to interest at the bank’s prime rate (8.25%).  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2007 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2007, the Company utilized $23,250 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 , plus interest at an annual rate of 6.85%.

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

Our cash balance at July 31, 2007 totaled $11,598 as compared to $8,954 at October 31, 2006.  In September 2006, we acquired certain assets of a Maryland genetics testing laboratory, GeneDx. We made a $5 million cash payment, delivered 230,947 shares of our unregistered common stock valued at $5 million, and assumed certain GeneDx liabilities to complete the acquisition. The Purchase Agreement also provides for an upside Contingent Payment, not to exceed $7 million, payable partly in cash and partly in stock, dependent upon the performance of GeneDx’s operations during the four twelve month measuring periods commencing October 1, 2006. The maximum amount payable with respect to the first measuring period is approximately $2 million. We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2007.

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

Accounting for Revenue

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. These estimated net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered and adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature.

Accounting for Contractual Adjustments (Credits) and Doubtful Accounts

An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, that was material in nature.

Accounting for Doubtful Accounts

Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level based on the

Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits.

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

Our annual effective tax rate is estimated quarterly on a cumulative basis in accordance with FASB Statement No.109. The estimated effective tax rate is computed based upon both historical and projected factors and is therefore subject to change during the year. Some of the factors which may affect the “effective tax rate” include the execution of additional capital leases, the exercise of stock options and the attainment of designated benchmarks in connection with some of our acquisitions. As we approach the completion of a fiscal year, we are able to estimate our annual effective tax rate to a greater degree based upon historical factors and to a lesser degree based upon projected factors. We now estimate that the effective tax rate for our 2007 fiscal year will approximate 39%.

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

We do have exposure to both rising and falling interest rates. At July 31, 2007, advances of approximately $7,250 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 8.25%. In addition, we elected to have the remaining $16,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.855%.

We estimate that our monthly cash interest expense at July 31, 2007 was approximately $198 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $19.

Item 4 - CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 4 – Submission to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 19, 2007. At the meeting, the following two individuals were elected by the following vote to serve as Class I directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Marc D. Grodman	10,460,613	347,823
Howard Dubinett	10,061,043	747,393

Our other directors whose term continued are as follows:

Sam Singer	Class II director
Harry Elias	Class II director
Joseph Benincasa	Class III director
Gary Lederman	Class III director
John Roglieri	Class III director

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

Date: September 6, 2007