Form 10-K
period 2007-10-31
BIO REFERENCE LABORATORIES INC
filed 2008-01-14
CIK 792641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

Commission file number 0-15266

BIO-REFERENCE LABORATORIES, INC.

New Jersey	22-2405059
(State of incorporation)	(I.R.S. Employer
Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey  07407

(Address of principal executive offices)

Registrant’s telephone number 201-791-2600

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:	Name of Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Market

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
Yes ☐  No ☒.

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock), $.01 par value held by non-affiliates of the registrant was approximately $311,000,000 based upon the last sale price for the Common Stock on  April 30, 2007, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 4, 2008, there were 13,775,140 shares of Common Stock issued and outstanding

PART I

Item. 1. - Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process nearly 3.7 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

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

We believe the industry will continue to experience growth in testing volume due to the following:

Aging of the population of the United States;

Awareness by patients of the value of laboratory tests;

Decrease in the cost of tests;

Decrease in the influence of managed care organizations on the ordering patterns of their physicians;

Development of sophisticated and specialized tests for early detection of disease and disease management;

Diagnosis and monitoring of infectious diseases such as AIDS and Hepatitis C;

Early detection and prevention as a means of reducing healthcare costs;

Employer sponsored wellness programs;

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

Capitalize on our position within the clinical market

Lead in the providing of medical information

Provide the highest quality service

Pursue strategic growth opportunities

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 55% and esoteric testing generates approximately 45% of our net revenues. The net revenue generated by our PSIMedica business unit and our CareEvolve subsidiaries have been minimal to date.

Routine Testing

Routine tests measure various health parameters such as the functions of the heart, kidney, liver, thyroid and other organs. Below is an abbreviated list of some commonly ordered tests:

Blood Cell Counts

Cholesterol levels

HIV-related tests

Pap Smears

Pregnancy

Substance Abuse

Urinalysis

We perform these tests at our main processing facility in Elmwood Park, New Jersey.

We operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. Tests results are delivered via driver or electronically.

Esoteric Tests

We also perform esoteric tests that require sophisticated equipment and materials, highly skilled personnel, professional attention and which are ordered less frequently than routine tests. These tests are generally priced higher than routine tests. Esoteric tests are usually in these medical fields:

Endocrinology (the study of glands and their hormone secretions)

Genetics (the study of chromosomes, genes and their protein products)

Immunology (the study of the immune system)

Microbiology (the study of microscopic forms of life)

Oncology (the study of abnormal cell growth)

Serology (the study of body fluids)

Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetic testing at our leased facilities in Elmwood Park, NJ and Milford, Massachusetts and genetic testing at our GeneDx leased facility in Gaithersburg, Maryland.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers.  “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2007, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve  months ended October 31, 2005, 2006, and 2007.

	Years Ended October 31,
	2005	2006	2007

Direct Patient Billing	6%	4%	3%
Commercial Insurance	46%	44%	46%
Professional Billing	18%	24%	25%
Medicare	26%	26%	24%
Medicaid	4%	2%	2%
	100%	100%	100%

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

Client Service Coordinators

We utilize the services of full and part-time client service coordinators at our Elmwood Park, Clarksburg and Gaithersburg facilities, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and augments the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician immediately via telephone in order to provide speedy medical resolution to any patient problem.

Logistical Support

We employ full and part-time couriers. They pick up patient specimens from and deliver printed reports to physician offices, nursing homes, clinics and correctional facilities.

Strategic Growth Opportunities

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the next years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2007 the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock. These amounts have been accrued and are reflected in our current year financials. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

Fewer layers of staff

A more responsive business atmosphere

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Report, including without limitation, statements regarding our financial position, business strategy, products, products under development, markets, budgets and plans and objectives of management for future operations, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations are disclosed in statements set forth under the caption “Risk Factors” herein and elsewhere in this Report, including, without limitation, in conjunction with the forward-looking statements included in this Report. All subsequent written and oral forward-looking statements attributable to us, or persons on our behalf, are expressly qualified in their entirety by the enumerated Risk Factors and such other statements.

Item 1A. Risk Factors

Because of the following factors, as well as of the factors affecting our operating results and financial condition, financial performance should not be considered to be a reliable indicator of future performance. Investors should not use historical trends to anticipate results in future periods. See also “Special Note Regarding Forward Looking Statements”.

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

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Next year marks the fourth year of a five-year freeze (through 2008) on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us.

CLIA-88

CLIA-88 extended Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  The legislation also substantially increased regulation of cytology screening, most notably by requiring the Secretary of Health and Human Services, (“HHS”) to implement regulations placing a limit on the number of slides that a cytotechnologist may review in a twenty-four hour period.  CLIA-88 also established a more stringent proficiency testing program for laboratories and increased the range and severity of sanctions for violating Federal licensing requirements.  A number of these provisions, including those that imposed stricter cytology standards and increased proficiency testing, have been implemented by regulations applicable only to laboratories subject to Medicare certification. On February 28, 1992, HHS published three sets of regulations implementing CLIA-88, including  quality standard regulations establishing Federal quality standards for all clinical laboratories; application and user fee regulations applicable to most laboratories in the United States which became effective on March 30 1993; and enforcement procedure regulations applicable to laboratories that are found not to meet CLIA-88 requirements.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of seventy eight  routine “waived” tests may apply for a waiver from most requirements of CLIA-88.  We believe that most tests performed by physician office laboratories will fall into either the “waived” or the “moderately complex” category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians’ offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.  Our testing is often much more complex and as a result, we are subject to full compliance with CLIA-88. The quality standard and enforcement procedure regulations became effective on September 1, 1992, most personnel, quality control and proficiency testing requirements have been implemented; the remainder will be phased in over a number of years.  Our laboratory completed its first CLIA inspection under CLIA-88 guidelines and received its certificate of compliance effective February 7, 1996. It has been reinspected since on a bi-annual basis and found to be in compliance.

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

The circumstances under which disclosures and uses of protected health information require the patient’s consent, or authorization or no patient consent or authorization.

The content of notices of privacy practices for protected health data.

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

Employees

At October 31, 2007, we had 1,243 full-time and 405 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the next four years could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2007 the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock. These amounts have been accrued and are reflected in our current year financials. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

In addition, our laboratory operations are required to be licensed or certified under CLIA-88, CMS (Medicare) and various State and local laws. We are also subject to federal and state laws relating to the handling and disposal of medical waste and radioactive materials, as well as the safety and health of laboratory employees. Although we seek to structure our practices to comply with these laws and regulations, no assurances can be given regarding compliance in any given situation. The possible sanctions for failure to comply with these laws and regulations may include the denial to conduct business, significant fines and criminal penalties. Any significant fine or criminal penalty could have a material adverse effect on our financial condition. Any exclusion or suspension from participation in a CMS program, any loss of licensure or accreditation or the inability to obtain the required license would have a material adverse effect on our business.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

The public and the federal government continue to focus attention on reforming the healthcare system in the United States. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. We benefited from a partial  restoration of the former reimbursement rates in fiscal 2007. Furthermore, several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us.

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

Uncertainties Related to Accounts Receivable

All of our services are rendered based upon a fee for services list. We assume the financial risk related to collection of these receivables such as:

Delays attendant to reimbursement by third party payors

Difficulties in gathering complete and accurate billing information

Inability to collect accounts

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

Dependence on Bank Financing

Effective as of October 31, 2006, we executed a fourth amendment to our Loan Agreement with PNC Bank formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 plus interest at 6.85% per annum.

In October 2007, we entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2007, the Company had elected to have $20,000,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.33% at October 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2007, advances of $3,252,000 were subject to interest at the prime rate.  As of October 31, 2007 and 2006, the bank’s prime rate of interest was 7.75% and 8.25%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2007, the Company utilized $23,252,000 and had $6,748,000 of available unused credit under this revolving note payable loan agreement.

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

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2007.

Location	Purpose	Type of Occupance
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased

We believe that each of these facilities as presently equipped has the production capacity for its currently foreseeable level of operations. We also lease additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3. - Legal Proceedings

At October 31, 2007 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2007.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our Common Stock is listed for trading on The NASDAQ Global Market System under the symbol “BRLI”. It traded on the NASDAQ Small Cap System from November 24, 1993 until March 26, 2002 when our application to list our Common Stock on the NASDAQ National Market System was approved.

The following table sets forth the range of high and low closing bid prices for our Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	Bid Prices
Fiscal Year	High	Low
2006
First Quarter	$19.14	$15.98
Second Quarter	18.97	16.03
Third Quarter	23.51	17.89
Fourth Quarter	24.59	19.98

2007
First Quarter	$25.56	$21.96
Second Quarter	26.95	23.49
Third Quarter	28.41	24.66
Fourth Quarter	35.10	26.09

On January 9, 2008 the last sale price for the Common Stock on NASDAQ was $29.49 per share.

At October 31, 2007, the number of record owners of the Common Stock was 356. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 230,947 shares of our Common Stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $21.65 per share, the average closing price for the Common Stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. An additional 11,548 shares of our Common Stock were issued to the prior owners of GeneDx in December 2007, as a result of GeneDx achieving certain operating results during the first measuring period following the closing of the acquisition.

A restrictive legend was placed on the certificates for the 230,947 shares and the 11,548 shares and stop transfer instructions were issued against the shares. The sellers represented that they were acquiring the stock for investment and not with a view to distribution. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Act on the basis that the transaction did not involve  a public offering.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of our common stock from time to time at prevailing market prices in the over-the-counter market over the period ending October 31, 2007. As of October 31, 2007, no shares had been repurchased under this plan.

Item 6. -  Selected Financial Data

	[In thousands, except per share data]
	Years ended
	October 31,
	2007	2006	2005	2004	2003
Operating Data:
Net Revenues	$250,431	$193,134	$163,896	$136,184	$109,034
Cost of Services	$124,029	$96,079	$83,352	$68,201	$56,216
Gross Profit	$126,402	$97,055	$80,544	$67,983	$52,818
General and Administrative Expenses	$101,345	$79,074	$67,937	$55,163	$43,533
Income from Operations	$25,057	$17,981	$12,607	$12,820	$9,285
Other Expenses - Net	$2,150	$1,239	$1,118	$634	$681
Provision for Income Tax Expense	$8,950	$5,451	$3,868	$3,670	$2,064
Net Income	$13,957	$11,291	$7,621	$8,516	$6,540
Net Income Per Common Share	$1.02	$86	$.60	$.71	$.57
Net Income Per Share - Diluted	$1.01	$.85	$.58	$.67	$.51
Balance Sheet Data:
Total Assets	$154,574	$120,473	$88,373	$72,151	$53,219
Total Long-Term Liabilities	$9,557	$7,112	$4,934	$4,520	$2,833
Total Liabilities	$69,307	$51,694	$37,658	$31,478	$23,261
Working Capital	$48,747	$39,493	$30,515	$23,815	$18,302
Shareholders’ Equity	$85,267	$68,779	$50,715	$40,673	$29,958
Other Data:
Net Cash – Operating Activities	$8,064	$5,200	$2,899	$5,026	$5,593
Net Cash – Investing Activities	$(9,941)	$(4,676)	$(4,990)	$(6,762)	$(1,105)
Net Cash – Financing Activities	$4,820	$4,127	$287	$4,451	$(3,925)

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and BioReference Laboratories are the only remaining publicly traded commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We are currently developing programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years. We will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on CGH Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing  at an accelerating  rate. This increase has continued through fiscal 2007.

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

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana two summers ago and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

Results of Operations (In thousands, except per patient data)

Fiscal Year 2007 Compared to 2006

NET REVENUES:

Net Revenues for the year ended October 31, 2007 were $250,431 as compared to $193,134 for the year ended October 31, 2006; this represents an 30% increase in net revenues. This increase is due to an 20% increase in patients serviced and a 8% increase in net revenue per patient. Our laboratory operations had net revenues of $247,031, in fiscal 2007.

The number of patients serviced during the year ended October 31, 2007 was 3,681, which was 20% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2007 was $67.14 compared to net revenue per patient for the year ended October 31, 2006 of $61.95, an increase of $5.19, or 8% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2007 was $124,029 as compared to $96,079 for the year ended October 31, 2006, an increase of 29%. This increase is related to the increase in net revenues of 30%. However, reagent, laboratory and medical supplies increased at a year over year rate of 38% reflecting a significant increase in the more expensive tests that we offer from payers who reimburse at lower rates than our traditional business trends. This is in a large part the result of changes in managed care contracts in the New York Metropolitan area that enabled the Company to grow substantially in revenues.

GROSS PROFIT:

Gross profit on net revenues increased to $126,402 for the year ended October 31, 2007 from $97,055 for the year ended October 31, 2006; an increase of $29,347 (30%), primarily attributable to the increase in net revenues. Gross profit margins remained constant at 50% since both revenues and expenses increased 30%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2007 were $101,345 as compared to $79,074 for the year ended October 31, 2006, an increase of $22,271 or 28%. This increase is related to the increase in net revenues of 30%.

INTEREST EXPENSE:

Interest expense increased from $1,412 during the year ended October 31, 2006 to $2,410 during the year ended October 31, 2007; an increase of $998. This increase is due to increased utilization of our line of credit, the acquisition of our genetics laboratory and capital lease acquisitions. Management believes that this trend may continue in the future due to the continued use of our revolving line of credit to fund our growth.

NET INCOME:

We realized net income of $13,957 for the twelve month period ended October 31, 2007 as compared to $11,291 for the twelve month period ended October 31, 2006, an increase of 24%.

Pre-tax income for the period ended October 31, 2007 was $22,907, as compared to $16,742 for the period ended October 31, 2006, an increase of $6,165 (37%) and was caused primarily by a decrease in expenses in relation to an increase in net revenues.  The provision for income taxes increased from $5,451 for the period ended October 31, 2006, to $8,950 for the current twelve month period.

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

Liquidity and Capital Resources (In thousands except for the $5 million term loan and its repayment terms)

For the Fiscal Year Ended October 31, 2007

Our working capital at October 31, 2007 was approximately $48,747 as compared to approximately $39,493 at October 31, 2006, an increase of $9,254. Our cash position increased by approximately $2,943 during the current period. We increased our short term borrowing by approximately $6,556 and repaid approximately $3,900 in existing debt. We had current liabilities of approximately $59,750 at October 31, 2007. We generated approximately $6,000 in cash from operations, an increase of approximately $800 as compared to the year ended October 31, 2006.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $86,018 at October 31, 2006, an increase of approximately $18,240 from October 31, 2006, or 27%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2007 increased 30% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2007	2006	2005
Gross Revenues	779,953	522,117	430,162
Contr. Adjustments and Discounts	529,806	328,983	266,266
Net Revenues	250,431	193,134	163,896
Percent of Contractual Adjustments and Discounts To Gross Revenues	67.9%	63.0%	61.9%

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2005, 2006, and 2007. Between 2006 and 2007, contractual adjustments increased approximately 490 basis points. The most significant factor in this increase was the increase in market share caused by the acquisition of contracts with low reimbursement third party payors.

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

FY 2007

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	2,621	19	1,818	13	1,548	11	7,952	57	13,939	8
Medicare	14,197	47	4,091	13	2,293	8	9,943	33	30,524	17
Medicaid	3,379	24	2,486	17	2,374	17	6,139	43	14,378	8
Prof. Billing	9,128	60	2,466	16	558	4	3,188	21	15,340	9
Comm. Ins	42,431	42	14,582	14	11,236	11	34,488	33	102,737	58
Total	71,756	41	25,443	14	18,009	10	61,710	35	176,918	100

FY 2006

	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	1,267	9	1,295	10	1,236	9	9,578	72	13,376	11
Medicare	11,618	39	3,277	11	1,568	5	13,110	44	29,573	25
Medicaid	2,270	29	1,433	18	1,018	13	3,239	41	7,960	7
Prof. Billing	6,773	62	1,398	15	289	3	2,268	21	10,928	9
Comm. Ins	23,824	42	9,626	17	6,484	11	16,998	30	56,932	48
Total	45,752	39	17,229	14	10,595	9	45,193	38	118,769	100

Billing for laboratory services is complicated and we must bill various payors, such as the individual, the insurance company, the government (federal or state), the private company or the health clinic. Other factors that may complicate billing include:

Differences between fee schedules and reimbursement rates.

Incomplete or inaccurate billing information as provided by the doctor.

Disparity in coverage and information requirements.

Disputes with payors.

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

Days Sales Outstanding (“DSO”) for fiscal years 2006 and 2007 were 120 and 115, respectively, a decrease of approximately 4%. These changes are exaggerated by our primary marketplace, the physician office marketplace. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two years under review have not varied much year over year. The percent of A/R over 90 days has decreased to 35% as of October 31, 2007 As compared to 38% as of October 31, 2006.

In October 2007, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2007, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.33% at October 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2007, advances of $3,252 were subject to interest at the prime rate.  As of October 31, 2007 and 2006, the bank’s prime rate of interest was 7.75% and 8.25%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2007, the Company utilized $23,252 and had $6,748 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GENEDX, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44, plus interest at an annual rate of 6.85%.  The note had a balance of $4,028 as of October 31, 2007.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2007 and 2006 was approximately 7.39% and 6.87%, respectively.

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

Pursuant to this agreement the Company will have a payment due to the prior owners of GeneDx if certain financial goals are achieved of a maximum $1,917,000 in cash and 11,548 of BRLI’s common stock. This transaction has been accrued on the Company’s financials for fiscal year 2006. The Company has the funds to make this payment.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2007 and 2006 was approximately 7.39% and 6.87%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations
Payments Due By Period
(Dollars in thousands)

	Total	FY 2008	FY2009	FY 2010	FY 2011	FY 2012 and thereafter

Long-Term Debt	$7,920	$1,155	$1,176	$1,195	$1,217	$3,177

Capital Leases	$4,917	$2,266	$1,617	$785	$249	$0

Operating Leases	$3,290	$2,404	$491	$386	$8	$1

Purchase Obligations	$34,941	$9,631	$9,228	$8,421	$5,110	$2,551

Long-Term Liabilities under Employment and Consultant Contracts	$8,895	$2,165	$2,630	$1,850	$1,500	$750
Total	$59,963	$17,621	$15,142	$12,637	$8,084	$6,479

Our cash balances at October 31, 2007 totaled approximately $11,897 as compared to approximately $8,954 at October 31, 2006.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2008.

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

In September 2006 FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This statement mandates certain changes in financial reporting for companies with defined benefit pension plans.  Since this company does not currently maintain a defined benefit pension plan – this statement is not currently expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007 FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”  These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008.  Earlier adoption is prohibited.   Together these statements revise the accounting rules with respect to accounting for business combinations.

Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects.  This statement thus establishes principles and requirements for how the acquirer:

•Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

•Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

•Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Together these statements are not currently expected to have a significant impact on the entity consolidated financial statements.  A significant impact may however be realized on any future acquisition(s) by this company.  The amounts of such impact can not be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

Also, in November and December 2007 SEC issued two Staff Accounting Bulletins SAB 109 and SAB 110 respectively.

SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles.  SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004).  Together these SABs are not expected to have a significant impact on the entity consolidated financial statements.

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

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, that was material in nature.

Accounting for Employment Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $359,177 for 2007, $225,971 for 2006 and $182,739 for 2005. The Employer contribution will be fully vested after the third year of service.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Risk Factors” as well as elsewhere herein including:

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

changes in payor mix.

failure to maintain our days sales outstanding levels.

increased competition, including price competition.

our ability to attract and retain experienced and qualified personnel.

adverse litigation results.

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

We do have exposure to both rising and falling interest rates. At October 31, 2007, advances of approximately $3,252,000 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 7.75%. In addition, we elected to have the remaining $20,000,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.33%.

We estimate that our monthly cash interest expense at October 31, 2007 was approximately $174,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $20,000.

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

Management’s Report on Internal Control over Financial Reporting

The management of Bio-Reference Laboratories, Inc. (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of October 31, 2007 is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007 has been audited by Moore Stephens, P.C., an independent registered public accounting firm, as stated in their report attached to this filing, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of October 31, 2007.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	56	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	56	Executive Vice President, Chief Operating Officer and Director

Sam Singer	64	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	58	Director

Harry Elias(a)(c)(e)	77	Director

Gary Lederman, Esq. (b)(c)(e)	73	Director

John Roglieri, M.D. (a)(d)(e)	68	Director

(a)       Member of the Audit Committee

(b)      Chairman of the Audit Committee

(c)       Member of the Compensation Committee

(d)      Chairman of the Compensation Committee

(e)       Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2007. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2007. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

                The Company does not have an Executive Committee. Officers are elected by and hold office at the discretion of the Board of Directors.

                The Nominating Committee is comprised of the four non-employee members of the Board of Directors, Harry Elias, Joseph Benincasa, Gary Lederman and John Roglieri. Pursuant to its charter, the Nominating Committee’s role is to establish criteria for the selection of directors; to identify individuals qualified to be directors; to evaluate director candidates proposed by stockholders; to recommend individuals to fill vacancies on the Board and to recommend nominees for director at each annual stockholder meeting. The Nominating Committee may consider nominees for director of the Company submitted in writing c/o the Committee at the Company’s executive offices, whether by executive officer of the Company; current directors of the Company, search firms (if any) engaged by the Committee, and, in the circumstances provided below, shall consider nominees for director proposed by a stockholder. Information with respect to the proposed nominee must be provided in writing by the stockholder addressed to the Committee at the Company’s executive offices, and received not less than 90 nor more than 120 days prior to the anniversary date of the prior year’s annual meeting, provided that if the current year’s annual meeting is not scheduled to be held within 30 days of the anniversary date of the prior year’s annual meeting, notice from a stockholder shall be considered timely if it is received not later than the tenth day following the date on which the notice of the annual meeting was mailed or the date on which public disclosure of the date of the annual meeting was made, whichever occurs first. The information shall include the name of the nominee, and such information with respect to the nominee as would be required under the rules and regulations of the Securities and Exchange Commission to be included in the Company’s Proxy Statement if the proposed nominee were to be included therein. In addition, the stockholder’s notice shall also include the class and number of shares the stockholder owns, a description of all arrangements and understandings between the stockholder and the proposed nominee, a representation that the stockholder intends to appear in person or by proxy at the meeting to nominate the person named in its notice, a representation as to whether the stockholder intends to deliver a proxy statement to or solicit proxies from shareholders of the Company and information with respect to the stockholder as would be required under the rules and regulations of the Securities and Exchange Commission to be included in the Company’s Proxy Statement.

                The Nominating Committee generally identifies potential candidates for director by seeking referrals from the Company’s management, members of the Board of Directors and their various business contacts. Candidates are evaluated based upon factors such as independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the Board’s existing strengths. There are no differences in the manner in which the Committee will evaluate nominees for director based on whether the nominee is recommended by a stockholder.

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

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Mr. Singer and Mr. Elias are the Class II directors whose term expires in fiscal 2008. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose term expires in fiscal 2009. Dr. Grodman and Mr. Dubinett are the Class I directors whose term expires in fiscal 2010.

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

Richard Faherty (Age 61) serves as the Company’s Chief Information Officer as well as the chief executive officer of its two informatics operations. Mr. Faherty provided custom programming and system analysis services to a cancer testing laboratory from 1987 until its acquisition by the Company in 1995. He became a consultant to the Company in 1995 in the information technology area and an employee in 1999. Mr. Faherty is a graduate of the University of Notre Dame (1968) and the Fordham Law School (1975).

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2007, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11 – Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the year ended October 31, 2007 to our three executive officers and to our two other most highly compensated senior management employees during the period. All of our group life, health, hospitalization or medical reimbursement plans, if any, as well as our 401(k) plan, do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year (b)	Salary ($ )(c)	Bonus ($ )(d)(1)	Stock Awards ($ )(e)	Option Awards ($ )(f)	Non-Equity Incentive Plan Compensation ($ )(g)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($ )(h)	All Other Compensation ($ )(i)(3)	Total ($ )(i)
Marc D. Grodman M.D. President and Chief Executive Officer	2007	$852,000	-0-	-0-	-0-	$85,200	-0-	$96,230	$1,033,430
Howard Dubinett Executive Vice President and Chief Operating Officer	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$40,070	$395,755
Sam Singer Senior Vice President and Chief Financial Officer	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$39,822	$395,507
Richard Faherty Chief Information Officer	2007	$438,750	-0-	-0-	-0-	$43,875	-0-	$167,187	$649,812
Charles T. Todd, Jr. Senior Vice President — Sales	2007	$385,500	-0-	-0-	-0-	$38,550	-0-	$10,184`	$434,234

(1) Under SEC disclosure rules, the term “bonus” does not include awards that are performance based. As a result of this definition, payments under our 2007 Incentive Bonus Plan for Senior Management are not considered “bonuses” and are reported under the column captioned “Non-Equity Incentive Plan Compensation”.

(2) The 2007 Senior Management Incentive Bonus Plan adopted by the Compensation Committee provided for bonuses as a percentage of salary to be paid to designated members of Senior Management (twelve in total) to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. The amounts in column (g) reflect the cash awards to the named officers under the 2007 Senior Management Incentive Bonus Plan.

(3) The amounts in column (i) All Other Compensation are detailed below.

	Personal Use of
	Company Leased	Personal Use of	Life Insurance
Name	Automobile	Company Airplane	Premium (a)	Other		Total

Marc D. Grodman	$20,900	$5,330	$70,000	-0-		$96,230
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,822	-0-	25,000	-0-		39,822
Richard Faherty	28,109	1,673	-0-	$137,408	(b)	167,190
Charles Todd Jr.	9,385	799	-0-	-0-		10,184

(a) See “Split Dollar Life Insurance” herein

(b) Mr. Faherty rents an airplane to the Company (when the Company’s owned airplane is unavailable) for corporate flights. Such rentals totaled  $55,965 in fiscal 2007. In addition, a separate corporation of which Mr. Faherty is the majority shareholder provided networking, data reporting and programming services to the Company in fiscal 2007 for which it received $81,713 in compensation.

Employment Agreements with Named Officers

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

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which has been extended through October 31, 2009.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Dubinett’s minimum annual base compensation for fiscal 2008 as determined by the Compensation Committee is $355,000. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years. See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement which has been extended through October 31, 2009, Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Singer’s minimum annual base compensation for fiscal 2008 as determined by the Compensation Committee is $355,000. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

Mr. Faherty serves as Chief Information Officer and Director of Information Services pursuant to an employment agreement currently due to expire on October 31, 2011. Mr. Faherty’s initial Base Compensation of $400,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Faherty’s use; (ii) participation in fringe benefit and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Faherty’s average annual compensation during the preceding five years.

Mr. Todd serves as a Senior Vice President in Sales pursuant to an Employment Agreement currently due to expire on October 31, 2011. Mr. Todd’s initial Base Compensation of $350,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Todd’s use; (ii) participation in fringe benefits and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Todd’s average annual compensation during the preceding five years.

Potential Payments Upon Termination or Change in Control as of October 31, 2007

The following table sets out the payments that could be paid to each of our three executive officers and to our two other most highly compensated senior management employees upon termination of employment due to death, disability, for Good Reason or a Change in Control, in each case occurring as of October 31, 2007.

Employee	Disability(a)	Good Reason(b)	Death(c)	Change in Control(d)

Marc D. Grodman M.D.	$1,278,000	$3,408,000	$7,683,012	$2,129,398
Howard Dubinett	323,350	646,700	1,415,733	816,934
Sam Singer	323,350	646,700	341,591	810,719
Richard Faherty	438,750	1,755,000	219,375	960,042
Charles Todd, Jr.	385,500	1,542,000	192,750	915,478

(a) Dr. Grodman’s employment agreement entitles him to monthly compensation at his then current Base Compensation for 18 months in the event of his Total Disability. The employment agreement of each of the other employees listed in the table entitles the employee to monthly compensation at his then current Base Compensation for twelve months in the event of his Total Disability.

(b) “Good Reason” entitling the employee to voluntarily terminate his employment agreement includes assignment of duties inconsistent with his current duties, reduction of his Base Compensation, relocation of the Company’s principal executive offices to a location more than 50 miles from the current location and other breaches by the Company of the employment agreement. In the event of his voluntary termination for “Good Reason”, each of the employees listed in the table is entitled to be paid his monthly Base Compensation until completion of his current Employment Period which is as follows: Dr. Grodman – until October 31, 2011; Messrs. Dubinett and Singer – until October 31, 2009; and Messrs. Faherty and Todd – until October 31, 2011.

(c) Under Dr. Grodman’s employment agreement, his employment terminates in the event of his death and his beneficiaries would be entitled to the death proceeds of the insurance policy owned by the Company on his life after deducting the Company’s “Interest in the Policy”. In the event of Mr. Dubinett’s death or Mr. Singer’s death while employed by the Company, the decedent’s beneficiaries would be entitled to the death proceeds of the insurance policy owned by the Company on his life after deducting the Company’s “Interest in the Policy” plus additional payments equal to six months of his Base Compensation in effect at the time of his death. See “Split-Dollar Life Insurance” herein. In the event of Mr. Faherty’s death or Mr. Todd’s death while employed by the Company, the decedent’s beneficiaries would be entitled to additional payments equal to six months of his Base Compensation at the time of his death.

(d) In the event of a termination of employment after a “Change in Control” of the Company, the employee is entitled to receive a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid or payable by the Company in connection with his employment and included in his gross income as compensation income for the five calendar years preceding the calendar year in which the Change in Control occurred.

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,422 ,000 and $1,304,000  at October 31, 2007 and October 31, 2006, respectively. At that date, the net cash surrender value of the three current policies aggregated approximately $1,054,000 and $934,000, respectively and is recorded on the books of the Company at these values.

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

During fiscal 2007, one employee exercised ISOs under the 1989 Plan and purchased an aggregate 1,000 shares at an exercise price of $.71875 per share. As a result, at October 31, 2007, there were no outstanding ISOs under the 1989 Plan.

The 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders. During fiscal 2007, no ISOs were granted under the 2000 Plan. During fiscal 2007, ISOs issued under the 2000 Plan to purchase an aggregate 66,600 shares at exercise prices ranging from $5.52 to $15.34 per share were excercised and ISOs granted under the 2000 Plan exercisable to purchase 2,000 shares were canceled due to a termination of employment. As a result, at October 31, 2007, there were outstanding ISOs under the 2000 Plan exercisable to purchase an aggregate 161,500 shares at exercise prices ranging from $5.52 to $15.34 per share.

The 2000 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Code, to purchase up to a maximum aggregate 800,000 shares of the Company’s Common Stock. Options may only be granted under the 2000 Plan to employees of the Company and its subsidiaries (including officers and directors who are also employees).

The 2000 Plan is administered by the Board of Directors. The Board has the discretion to determine the eligible employees to whom, and the price (not less than the fair market value on the date of grant) at which options will be granted; the periods during which each option is exercisable; and the number of shares subject to each option. The Board has the authority to interpret the 2000 Plan and to establish and amend rules and regulations relating thereto.

The 2000 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value. Under the 2000 Plan, options must be granted before the August 24, 2010 Termination Date. No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under the 2000 Plan during any calendar year cannot exceed $100,000. Options granted under the 2000 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death. The Board may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2000 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.

The 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of  ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. During fiscal 2007, no ISOs were granted under the 2003 Plan. In fiscal 2007 ISOs issued under the 2003 Plan to purchase an aggregate 83,220 shares at exercise prices ranging from $12.15 to $21.46 per share were exercised and ISOs granted under the 2003 Plan exercisable to purchase 14,000 shares were canceled due to terminations of employment. As a result, at October 31, 2007, there were outstanding ISOs under the 2003 Plan exercisable to purchase an aggregate 260,738 shares at exercise prices ranging from $12.22 to $21.46 per share.

The 2003 Plan authorizes the grant of options which qualify for ISO treatment under Section 422 of the Code to purchase up to a minimum aggregate 800,000 shares of the Company’s Common Stock.  Options may only be granted under the 2003 Plan to employees of the Company and its subsidiaries (including those officers and directors who are also employees).

The 2003 Plan is administered by the Board of Directors.  The Board has the discretion to determine the eligible employees to whom, and the prices (not less than the fair market value on the date of grant) at which options will be granted; the periods during which each option is exercisable; and the number of shares subject to each option.  The Board has the authority to interpret the 2003 Plan and to establish and amend rules and regulations relating thereto.

The 2003 Plan provides that the exercise price of an option granted thereunder shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.

Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100,000.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option.

Non-Qualified Options (NQOs) and Warrants

At October 31, 2006, there were outstanding NQOs owned by directors and members of the Scientific Advisory Board exercisable to purchase an aggregate 60,000 shares at exercise prices ranging from $6.80 to $13.70 per share. During fiscal 2007, NQOs exercisable to purchase 45,000 shares were exercised by eight individuals. As a result, at October 31, 2007, there were outstanding NQOs owned by one member of the Scientific Advisory Board exercisable to purchase an aggregate 15,000 shares at an exercise price of $7.94 per share.

See Note 11 of Notes to the Consolidated Financial Statements.

Option Grants to Our Three Named Executive Officers (and the Two Other Named Most Highly Compensated Senior Management Employees)  in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers or the two other named most highly compensated senior management employees in fiscal 2007.

Option Exercises and Stock Vested

During fiscal 2007, the following options were exercised by our three named executive officers and two of our non-employee directors. No options were exercised during the period by our two other named most highly compensated senior management employees. At October 31, 2007, these were no outstanding options held by our three executive officers, the two other named most highly compensated senior management employees or any of our directors.

OPTION EXERCISES IN FISCAL 2007

	Number of Shares	Value Realized
	Acquired on Exercise	on Exercise
Name	(No.)	($) (b)

Marc D. Grodman M.D.	4,000 shs	$64,400
Howard Dubinett	4,000 shs	$64,400
Sam Singer	4,000 shs	$64,400
Gary Lederman (a)	4,000 shs	$63,080
John Roglieri M.D. (a)	4,000 shs	$68,080

(a) Non-employee director

(b) Based upon the difference between the market price for shares of Bio-Reference Common Stock on the date of exercise and the option exercise price.

DIRECTOR COMPENSATION

During fiscal 2007, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $13,750. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee was each compensated for serving as a Committee Chairman with an additional quarterly fee of $2,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2007.

	Director’s Committee
Director	Fees	Chairman Fees		Other		Total

Joseph Benincasa	$55,000	-0-		-0-		$55,000
Harry Elias	55,000	-0-		$1,840	(a)	56,840
Gary Lederman (b)	55,000	$11,000	(b)	-0-		66,000
John Roglieri M.D. (c)	55,000	11,000	(c)	-0-		66,000

(a) For personal use of Company airplane

(b) Chairman of the Audit Committee

(c) Chairman of the Compensation Committee

See “Option Exercises in Fiscal 2007” as to option exercises by Messrs. Lederman and Roglieri.

Compensation Discussion and Analysis

Background

Through fiscal 2001, the Board of Directors, including the Company’s three executive officers, were responsible for reviewing the compensation paid to the Company’s executive officers, provided that none of the Company’s executive officers could vote with respect to his own compensation package. In fiscal 2002, the Company established a Compensation Committee consisting of three non-employee directors, Morton L. Topfer (Chairman), Gary Lederman and John Roglieri. Mr. Topfer resigned as a director and as a member of the Compensation Committee in February 2004. In March 2004, Dr. Roglieri became the Chairman of the Compensation Committee and Mr. Elias was elected as a member of the Committee. Mr. Benincasa was elected as a member of the Committee in June 2005.

In May 1997, the Company executed an employment agreement with Dr. Grodman which expired on October 31, 2004.  Effective November 1, 2004, the Company executed a new seven year employment agreement with Dr. Grodman, the terms of which are described above. See “Employment Agreements with Named Officers.”

In May 1997, the Company also executed employment agreements with Messrs. Dubinett and Singer (each expiring on October 31, 2002). During fiscal 2002, the Compensation Committee authorized extensions of both Messrs. Dubinett and Singer’s contracts for two additional years, with the Company having the option to extend each agreement for two consecutive one-year periods in addition. In consideration for Messrs. Dubinett and Singer executing the extension agreements, the Company agreed that the base compensation during each extension year would not be less than the total cash compensation paid to such individual in fiscal 2002. The Company’s option to extend Mr. Dubinett and Mr. Singer’s employment agreements has been further extended through fiscal 2009.

Executive Compensation Philosophy

In view of the fact that our three named executive officers own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance. In addition, to further incentivize our executive officers as well as certain other members of senior management, in 2005, we established a Senior Management Incentive Bonus Plan designed to assist in the Company’s profitability. Bonuses under the Plan are earned and paid only to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. Plan criteria were met with respect to fiscal 2005 and 2007 so that bonuses were earned and paid, but no bonuses were earned or paid under the Plan with respect to fiscal 2006 as the Plan’s targeted performances were not achieved.

Rationale for Current Employment Agreements with the Three Executive Officers

During the summer of calendar year 2004 with the knowledge that Dr. Grodman’s seven year employment agreement was due to expire in October 2004, the Compensation Committee commenced negotiations with Dr. Grodman for the terms of a new employment agreement. In the course of its negotiations, the Committee took into account among other factors as a barometer of Dr. Grodman’s performance as the Company’s chief executive officer, the substantial increase since 1997 in the Company’s net revenues, operating income and the market price of the Common Stock. Another factor taken into account by the Committee was the compensation being paid to the chief executive officers of a peer group of nine other publicly owned clinical testing laboratories including the two major companies in the industry, Quest Diagnostics, Inc. and Laboratory Corporation of America Holdings. The terms of Dr. Grodman’s “split-dollar” insurance arrangement with the Company and the fact that the proposed new employment agreement did not provide Dr. Grodman with additional equity compensation was also taken into account. After discussion, each of the three members of the Compensation Committee at the time (Dr. Roglieri, Mr. Elias and Mr. Lederman) concluded that the terms of the proposed new employment agreement were fair to and in the best interests of the Company and its stockholders and that the proposed compensation thereunder was not excessive.

The Compensation Committee has determined that the base salaries paid with respect to fiscal 2007, and the terms of the extension agreements with Messrs. Dubinett and Singer, were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2007 compared with the corresponding period in fiscal 2006. Furthermore, the compensation paid to Messrs. Grodman, Dubinett and Singer for fiscal 2007 comports with the Compensation Committee’s perception of base compensation levels of principal executives employed by other companies, both public and private.

Benefits and Perquisites

Our policy is to provide health benefits as well as access to our 401(K) Plan to which we contribute a maximum of $500 per employee each year, to all of our employees including our three executive officers.

We lease automobiles for their use but amounts reflecting their personal use are reported as income to them subject to tax. Similarly, personal use of the Company airplane by any of our executive officers is reported as income to them, subject to tax. See Footnote (3) to the “Summary Compensation Table”.

Change in Control Benefits

Our employment agreements with our three executive officers provide for substantial Severance Payments to them in the event of a change in control of the Company. This provision provides an additional level of financial security for our three executive officers. These executives could well be asked to evaluate a transaction purportedly expected to maximize shareholder value while resulting in the elimination of their jobs. The Severance Payment provision (2.99 times the annual average of the preceding five years of compensation) could help to minimize the distraction caused by concerns over personal financial security in the context of a proposed change in control.

Stock Option Grant Practices

The Company grants stock options at an exercise price at least equal to the fair market value on the date of the grant. Due to the substantial stock ownership position of our three executive officers, no stock options have been granted to them (or restricted stock awarded to them) in the last three years.

Policy Regarding the One Million Dollar Deduction Limitation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and to the four other most highly compensated executive officers in office as of the end of the fiscal year. The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. However, shareholder interests may at times be best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible, although no such elements have been approved to date.

Compensation Committee Interlocks and Insider Participation

During fiscal 2007, the members of the Company’s Compensation Committee were:

John Roglieri M.D. – Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2007 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state;

(A)          We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2007 with the Company’s Management, and

(B)           Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2007

COMPENSATION COMMITTEE

By	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

The following table sets forth information as of January 4, 2008 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of
Beneficial Owner
Directors and	Shares of Common Stock	Percentage
Executive Officers*	Beneficially Owned(1)	Ownership

Marc D. Grodman(2)	1,643,746	11.9%
Howard Dubinett(3)	310,872	2.3%
Sam Singer(4)	229,867	1.7%
Joseph Benincasa	-0-	0%
Harry Elias	-0-	0%
Gary Lederman(5)	27,200	**
John Roglieri(6)	35,000	**
Executive Officers	2,246,685	16.3%
and Directors as a group
(seven persons)(2)(3)(4)(5)(6)
Other Greater than 5%
Beneficial Owner

Paradigm Capital Management(7)	805,800	5.9%
Nine Elk Street
Albany, NY 12207

*              The address of all of the Company’s directors and executive officers is c/o the Company,

481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**           Less than one (1%) percent.

(1)           Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)           Includes 1,417,079 shares owned directly. Also includes 173,467 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 53,200 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 226,667 shares.

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

(3)           Includes 310,872 shares owned directly. In lieu of an outright sale, on October 15, 2007, Howard Dubinett entered into a pre-paid variable price forward sales contract (“Forward Contract”) with UBS Securities LLC (“UBS”). Pursuant to the Forward Contract, Mr. Dubinett pledged 89,047 shares of his BRLI Common Stock to secure his obligation to deliver a maximum 89,047 shares of BRLI Common Stock to UBS on October 19, 2009 (the “Settlement Date”). As prepayment for the pledge of these shares, UBS agreed to pay Mr. Dubinett $2,572,474 or approximately $28.89 per share representing 87.9% of the proceeds from the sale of 89,047 shares on October 16, 2007. The number of shares that Mr. Dubinett is required to deliver on the Settlement Date varies based upon the price of the Common Stock on the Settlement Date. Mr. Dubinett will benefit from any excess in the price of the Common Stock on the Settlement Date between $32.87 per share up to a maximum $39.44 per share by being able to deliver fewer shares. Until the Settlement Date, Mr. Dubinett retains the voting rights to the 89,047 pledged shares and is deemed the beneficial owner of such shares.

(4)           Includes 219,067 shares owned directly, and 10,800 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 10,800 shares.

(5)           Includes 27,200 shares owned directly.

(6)           Includes35,000 shares owned directly.

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

Equity Compensation Plan Information

The following table provides information as of October 31, 2007 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price per Share of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))
Equity Compensation Plans Approved by Stockholders	422,238	(1)	$13.92	386,260	(2)
Equity Compensation Plans Not Approved by Stockholders	15,000	(3)	$7.94	-0-
Totals	437,238		$13.71	386,260

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s  2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

(3) Issuable upon exercise of NQOs held by one member of the Company’s Scientific Advisory Board

Item 13. – Certain Relationships and Related Transactions, and Director Independence

No material transactions occurred between the Company and related parties other than as reported elsewhere herein during fiscal 2007.

Director Independence

The Company’s “independent” directors as independence is defined by Rule 4200(a)(15) of The NASDAQ Stock Market Rules are as follows:

                Joseph Benincasa

                Harry Elias

                Gary Lederman

                John Roglieri M.D.

They also comprise all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

Item 14. - Principal Accountant Fees and Services

The firm of Moore Stephens, P.C. (“Moore Stephens”) certified public accountants, audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2007 and 2006. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)           Audit Fees

Moore Stephens billed us approximately $232,300 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2007 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $150,800 in billings for such services for the fiscal year ended October 31, 2006. In addition, Moore Stephens billed us approximately $17,500 in fiscal 2006 for its audit of our 401(k) Plan for calendar year 2006 as compared to approximately $9,500 of such fees in fiscal 2006 with respect to calendar year 2005.

(2)           Audit-Related Fees

Moore Stephens billed us approximately $9,400 for due diligence fees incurred in relation to acquisitions during fiscal 2006 and approximately $121,100 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

Moore Stephens billed us approximately $46,900 for tax services for fiscal 2007 and approximately $44,600 for tax services for fiscal 2006. The fees were billed for tax return preparation.

(4)           All Other Fees

No fees were billed to us by Moore Stephens with respect to fiscal 2007 or fiscal 2006 other than for services described in Item 14 (1), (2) and (3) herein.

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

The following financial statements of the Company are included in Part II, Item 8

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2007 and 2006

Consolidated Statements of Operations- Years ended October 31, 2007, 2006 and 2005

Consolidated Statements of Shareholders’ Equity Years ended October 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows - Years ended October 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements-

2.	Financial Statements Schedule

Schedule II-

Years ended October 31, 2007, 2006 and 2005

3.	Exhibits

Exhibit No.	Item Reference to	Incorporated by
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)
10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.3.3	Amendment No. 3 to Employment Agreement between the Company and Howard Dubinett dated December 18, 2007.

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.5*	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005.	(N)

10.4.3	Amendment No. 3 to Employment Agreement between the Company and Sam Singer dated December 18, 2007.

10.6*	Employment Agreement between the Company and Scott Fein effective October 31, 2005.	(N)

10.7*	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.	(N)

10.8*	The Company’s 1989 Stock Option Plan	(B)

10.8.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.8.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.9	Terms of the Company’s 2007 Senior Management Incentive Bonus Plan.

10.10*	Rights Agreement dated as of March 31, 1998 including Exhibits thereto between the Company and American Stock Transfer & Trust Company as Rights Agent	(E)

10.12*

Strategic Marketing Alliance Agreement dated as of December 31, 2001 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).

(H)

10.12.1*	Addendum dated as of December 27, 2004 between the Company and CareEvolve.com, Inc. on the one hand and Roche Diagnostics Corporation on the other. (terminated in the fourth quarter of fiscal 2005).	(M)

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

10.13.1*	Fourth Amendment as of October 31, 2006 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(O)

10.13.2	Fifth Amendment as of October 31, 2007 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association

21	Subsidiaries of the Company

The following are the Company’s three wholly-owned subsidiaries:

State of Incorporation	Name under which it Conducts or Conducted Business

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

(O)          Incorporated by refrence to exhibit filed with the Company’s Annual report on Form 10-K for the year ended October 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President, Chief Executive Officer and Director
Dated:	January10, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President, Chief Executive Officer and Director
January 10, 2008

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President, Chief Operating Officer and Director
January 10, 2008

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer, Chief Accounting Officer and Director
January 10, 2008

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 10, 2008

/S/ Harry Elias
Harry Elias
Director
January 10, 2008

/S/ Gary Lederman
Gary Lederman
Director
January 10, 2008

/S/ John Roglieri
John Roglieri
Director
January 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio Reference Laboratories, Inc. and its subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2007.  We also have audited Bio Reference Laboratories, Inc. internal control over financial reporting as of October 31, 2007, based on criteria established in” Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Bio Reference Laboratories, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio Reference Laboratories, Inc. as of October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, management’s assessment that Bio Reference Laboratories, Inc.  maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

MOORE STEPHENS, P.C.

Certified Public Accountants

Cranford, New Jersey

January 4, 2008

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31,	October 31,
	2007	2006

CURRENT ASSETS:
Cash and Cash Equivalents	$11,897	$8,954
Accounts Receivable - Net	86,018	67,778
Inventory	3,120	2,159
Other Current Assets	1,443	1,198
Deferred Tax Assets	6,019	3,986
TOTAL CURRENT ASSETS	108,497	84,075

PROPERTY AND EQUIPMENT - AT COST	33,791	22,246
LESS: Accumulated Depreciation	13,266	10,162
PROPERTYAND EQUIPMENT - NET	20,525	12,084

OTHER ASSETS:
Deposits	516	646
Goodwill - Net	16,681	14,514
Intangible Assets - Net	6,550	7,719
Other Assets	1,054	934
Deferred Tax Assets	751	501

TOTAL OTHER ASSETS	25,552	24,314

TOTAL ASSETS	$154,574	$120,473

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Per Share Data]

	October 31	October 31
	2007	2006

CURRENT LIABILITIES:
Accounts Payable	$24,576	$18,692
Accrued Salaries and Commissions Payable	5,214	4,029
Accrued Taxes and Expenses	3,583	2,257
Revolving Note Payable - Bank	23,252	16,696
Current Maturities of Long-Term Debt	1,154	839
Capital Lease Obligations - Short-Term Portion	1,971	2,069
TOTAL CURRENT LIABILITIES	59,750	44,582

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	2,509	2,913
Long Term Debt - Net of Current Portion	6,766	4,181
Deferred Tax Liabilities	282	18

TOTAL LONG-TERM LIABILITIES	9,557	7,112

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,692,634 and 13,552,814 at October 31, 2007 and at October 31, 2006, respectively	138	136

Additional Paid-In Capital	41,435	39,001

Retained Earnings	43,700	29,743
Totals	85,273	68,880
Deferred Compensation	(6)	(101)

TOTAL SHAREHOLDERS’ EQUITY	85,267	68,779
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$154,574	$120,473

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Per Share Data]

	Years Ended
	October 31,
	2007	2006	2005

NET REVENUES:	$250,431	$193,134	$163,896

COST OF SERVICES:
Depreciation and Amortization	4,394	3,427	2,946
Employee Related Expenses	57,800	46,064	37,849
Reagents and Lab Supplies	36,887	26,637	24,716
Other Cost of Services	24,948	19,951	17,841

TOTAL COST OF SERVICES	124,029	96,079	83,352

GROSS PROFIT ON REVENUES	126,402	97,055	80,544

General and Administrative Expenses:

Depreciation and Amortization	2,437	1,640	1,260
Other General and Administrative Expenses	64,053	50,550	44,817
Bad Debt Expense	34,855	26,884	21,860

TOTAL GENERAL AND ADMIN. EXPENSES	101,345	79,074	67,937

OPERATING INCOME	25,057	17,981	12,607

OTHER (INCOME) EXPENSES:

Interest Expense	2,410	1,412	1,226
Interest Income	(260)	(173)	(108)

TOTAL OTHER EXPENSES - NET	2,150	1,239	1,118

INCOME BEFORE INCOME TAXES	22,907	16,742	11,489

Provision for Income Taxes	8,950	5,451	3,868

NET INCOME	$13,957	$11,291	$7,621

NET INCOME PER SHARE - BASIC:	$1.02	$0.86	$0.60

NET INCOME PER SHARE - DILUTED:	$1.01	$0.85	$0.58

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands]

	Series A				Additional
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2004	—	—	12,657,939	$127	$30,099	$10,831	$(384)	$40,673

Amortization of Deferred Compensation							169	169
Exercise of Options - Employees			323,428	3	1,146			1,149
Options Issued to Consultant					1,103			1,103
Net Income						7,621		7,621

Balance on October 31, 2005	—	—	12,981,367	$130	$32,348	$18,452	$(215)	$50,715

Amortization of Deferred Compensation							114	114
Stock Based Compensation			15,500	—	39			39
Exercise of Options - Employees			291,500	4	1,378	—		1,382
Exercise of Options - Board of Directors			16,000	—	50			50
Excursive of Options - Advisory Board			17,500	—	188			188
Stock Issued for Acquisition			230,947	2	4,998			5,000
Net Income						11,291		11,291

Balance on October 31, 2006	—	—	13,552,814	$136	$39,001	$29,743	$(101)	$68,779

Amortization of Deferred Compensation							95	95
Exercise of Options - Employees			150,820	2	1,841			1,843
Exercise of Options - Board of Directors			20,000	—	136			136
Excursive of Options - Advisory Board			25,000	—	228			228
Tax Effect - Non-Qualified Options					229			229
Net Income						13,957		13,957

Balance on October 31, 2007			13,748,634	$138	$41,435	$43,700	$(6)	$85,267

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2007	2006	2005

OPERATING ACTIVITIES:
Net Income	$13,957	$11,291	$7,621
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	6,831	5,067	4,206
Amortization of Deferred Compensation	95	114	169
Deferred Income Taxes (Benefit)	(1,790)	(1,841)	(1,942)
(Gain) Loss on Disposal of Property and Equipment	12	(85)	9
Stock - Based Compensation Expense	—	39	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(22,649)	(11,967)	(12,806)
Provision for Bad Doubtful Accounts	4,409	(741)	940
Inventory	(961)	(820)	(63)
Other Current Assets	(245)	(283)	(44)
Other Assets	(120)	(175)	289
Deposits	130	(196)	(25)
Deferred Charges
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	6,228	4,797	4,545

NET CASH - OPERATING ACTIVITIES	5,897	5,200	2,899

INVESTING ACTIVITIES:
Business Acqusitions Related Costs	—	(1,951)	(2,174)
Acquisition of Property and Equipment	(7,745)	(2,859)	(2,860)
Proceeds from Sale of Equipment	—	134	65
Capitalized Loan Fees	—	—	(21)

Acquisition of Intangible Assets	(29)

NET CASH - INVESTING ACTIVITIES	(7,774)	(4,676)	(4,990)

FINANCING ACTIVITIES:
Proceeds from Long-Term Debt		—	—
Payments of Long-Term Debt	(1,200)	(1,061)	(1,298)
Payments of Capital Lease Obligations	(2,743)	(2,240)	(1,796)
Increase (Decrease) in Revolving Line of Credit	6,556	5,808	555
Proceeds from Exercise of Options	2,207	1,620	2,252

NET CASH - FINANCING ACTIVITIES	4,820	4,127	(287)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,943	4,651	(2,378)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	8,954	4,303	6,681

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$11,897	$8,954	$4,303

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,415	$1,386	$1,160
Income Taxes	$11,082	$7,173	$5,413

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

            During the recently completed fiscal year ended October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $1,917in cash and an additional 11,548 shares of our Common Stock valued at $250.  As of October 31, 2007 these amounts have been recorded as an increase to Goodwill.

            During fiscal 2007, 2006 and 2005, the Company wrote-off approximately $2,541, $546 and $806 of furniture and equipment which were fully depreciated.

            During fiscal 2007, 2006 and 2005, the Company wrote off approximately $-0-, 200 and $-0- of capitalized costs related to covenants not-to-compete and employment agreements, which were fully amortized.

            During fiscal 2007, 2006, and 2005, the Company incurred capital lease obligations totaling approximately $2,241, $1,082, and $3,185 in connection with the acquisition of property and equipment.

            During the twelve month period ended October 31, 2007, the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $229 and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

            During the twelve month period ended October 31, 2007, the Company financed the purchase of equipment through a term note of approximately $4,100.

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

The Company’s clinical laboratory testing business currently represents its one reportable business segment. The clinical laboratory testing business accounts for over 93% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2007. All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit, a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary. Segment information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $6,369 and $3,719 in cash equivalents at October 31, 2007 and 2006, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $5,635, $4,456 and $3,592 for the years ended October 31, 2007, 2006 and 2005, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2007, 2006 and 2005.

The balance sheet reflects accumulated amortization of $2,401 as of October 31, 2007 and 2006, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,196, $611, and $614 for the years ended October 31, 2007, 2006 and 2005, respectively.  The balance sheet reflects accumulated amortization of $5,015, and $3,819 as of October 31, 2007, and 2006, respectively. During the 2007 fiscal year, the Company wrote off approximately $-0- of capitalized costs related to covenants not to compete and employment agreements which were fully amortized. During the 2006 fiscal year, the Company wrote off approximately $200 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized.

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

	Years ended
	October 31,
	2007	2006	2005

Gross Revenues	$779,953	$522,117	$430,162

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	152,275	119,505	113,650
Other	377,247	209,478	152,616
Total Contractual Adjustments and Discounts	529,522	328,983	266,266

Net Revenues	$250,431	$193,134	$163,896

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Per Share Data or Unless Otherwise Indicated]

[2] Summary of Significant Accounting Policies [Continued]

Contractual Credits and Provision for Doubtful Accounts - An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, that was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal billing cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts.

	October 31,
	2007	2006

Contractual Credits/Discounts	$79,257	$49,394
Doubtful Accounts	11,643	7,234

Total Allowance	$90,900	$56,628

The aggregate allowance, which is shown net against accounts receivable, was $90,900 and $56,628 as of October 31, 2007 and 2006, respectively.

Current Income Taxes - The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations. For the fiscal years 2005 through 2007, no material amounts for interest and penalties have recorded.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2007, 2006 and 2005

Stock Options Issued to Employees –Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Stock-Based Payments”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under the modified prospective transition method, the Company is required to recognize compensation expense for options granted commencing November 1, 2005 and thereafter. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

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

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $627, $745 and $213 for the years ended October 31, 2007, 2006 and 2005, respectively.

Reclassification - Certain prior year amounts have been reclassified to conform to the current year presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31,
	2007	2006

Medical Equipment	$12,461	$8,576
Leasehold Improvements	6,194	4,290
Furniture, Fixtures and Office Equipment	5,856	5,184
Automobiles	9,280	4,196

Totals	33,791	22,246
Less: Accumulated Depreciation	13,266	10,162

Totals - Net of Accumulated Depreciation	$20,525	$12,084

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars in Thousands Except Per Share Data or Unless Otherwise Indicated]

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2007:
Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	5,045	1,828	3,217
Covenants Not-to-Compete	5	4,205	927	3,278
Patent	17	156	101	55

Totals		$9,406	$2,856	$6,550

October 31, 2006:
Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Software Costs	5	$1,535	$1,494	$41
Customer Lists	20	5,017	1,525	3,492
Covenants Not-to-Compete	5	4,205	84	4,121
Patent	17	156	91	65

Totals		$10,913	$3,194	$7,719

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2007 is as follows:

Year Ended
October 31,
2008	$1,274
2009	1,210
2010	1,186
2011	1,163
2012	1,053
Thereafter	664

Total	$6,550

[5] Revolving Note Payable - Bank

In October 2007, the Company entered into an amended revolving note payable loan agreement with a bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2007, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.33%.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At October 31, 2007, advances of $3,252 were subject to interest at the prime rate.  As of October 31, 2007 and 2006, the bank’s prime rate of interest was 7.75% and 8.25%, respectively.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of October 31, 2007, the Company utilized $23,252 and had $6,748 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GENEDX, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44 (not in thousands), plus interest at an annual rate of 6.85%.  The note had a balance of $4,028 as of October 31, 2007.

Pursuant to this agreement the Company will have a payment due to the prior owners of GeneDx if certain financial goals are achieved of a maximum $1,917,000 in cash and 11,548 of BRLI’s common stock. This transaction has been accrued on the Company’s financials for fiscal year 2006. The Company has the funds to make this payment.

[6] Long-Term Debt - Bank

In connection with the CGI acquisition, the Company borrowed $2,546 under the “acquisition subline” available under the revolving note payable agreement (See notes 5 and 18). Principal and interest are due in 26 equal installments of $113 through August 2006. At October 31, 2005 the Company had a principal balance of $1,061 outstanding. That balance was paid off during fiscal 2006. Also during fiscal 2006, the company borrowed an additional $5,000 at 6.85% for a 6 year term and approximately an additional $20 at 4.75% for 5 year term. An additional $4,100 was borrowed in fiscal 2007.  At October 31, 2007 the principal long term debt balance outstanding under the borrowings was $6,766. The current maturity of short term debt balance was $1,154.

[6] Long-Term Debt – Bank - Continued

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2007 is as follows:

Year Ended
October 31,
2008	$1,155
2009	1,176
2010	1,195
2011	1,217
2012	1,243
Thereafter	1,934
$7,920

[7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”]. Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers. In addition, GPP will provide ongoing data and data support to the PSIMedica program development. The term of the agreement is for a five year period commencing on October 2001. In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2007, 2006 and 2005, the Company recorded an expense of $-0-, $50 and $50, respectively. The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31,
	2007	2006	2005

U.S. Federal Statutory Rate	35.0%	34.0%	34.0%
State and Local Income Taxes, Net of U.S.
Federal Income Tax Benefit	7.90%	8.0%	7.0%
Permanent Differences and Other	(3.83)%	(9.44)%	(7.0)%

Actual Rate	39.07%	32.56%	34.0%

The provision [benefit] for income taxes shown in the consolidated statements of operations consist of the following:

	October 31,
	2007	2006	2005

Current:	$8,191	$5,578	$4,577
Federal State and Local	2,778	1,714	1,233

Deferred: Federal	(1,611)	(1,406)	(1,530)
State and Local	(408)	(435)	(412)
Total Provision for Income Taxes	$8,950	$5,451	$3,868

At October 31, 2007 and 2006, the Company had a net deferred tax asset [liability] of approximately $6,488 and $4,469, respectively. The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal years ended in 2007 and in 2006, the Company had no net operating loss carry-forwards available to reduce current year taxable income.

	October 31,

	2007	2006
Deferred Tax Asset:
Bad Debt Allowance	$5,006	$3,111
Property and Equipment	1,099	722
Accrued Expenses	665	654

	6,770	4,487
Deferred Tax Liability:
Deferred Costs	—	(18)
Property and Equipment	(282)	(0)

	(282)	(18)

Deferred Tax Asset [Liability]– Net	$6,488	$4,469

As Follows:

Net Current Deferred Tax Asset	$6,770	$4,987
Net Long-Term Deferred Tax Liability	(282)	(18)

Deferred Tax Asset [Liability] - Net	$6,488	$4,469

in allowance for bad debts, $38 in property and equipment and other intangibles, and $85 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

Current Income Taxes - The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations. For the fiscal years 2005 through 2007, no material amounts for interest and penalties have recorded.

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

On June 1, 2005, the Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock over the period of ending October 31, 2007.  As of October 31, 2007, no shares were repurchased under this plan.

 [B] Equity Transactions for Services - For the fiscal years ended in 2007 and 2006, no shares of the Company’s common stock were issued for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share was as follows [in thousands, except per share data]:

	For the years ended October 31,
	2007	2006	2005

Income Available to Common Stockholders	$13,957	$11,291	$7,621
Weighted Average Common Shares Outstanding	13,655	13,101	12,775

Effect of Dilutive Securities:
Convertible Preferred Stock	—	—	—
Warrants/Options	216	227	374

Weighted Average Diluted Common Shares Outstanding	13,871	13,328	13,149

Net Income Per Share - Basic	$1.02	$.86	$.60
Net Income Per Share - Diluted	$1.01	.85	.58

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

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”]. The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value. Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date. No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company). The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100. Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death. The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2007, 2006 and 2005, -0-, -0- and 375,458 options were granted under the Plan, respectively. A total of 83,220, 56,500 and 23,500 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2007, 2006 and 2005, respectively. A total of 14,000, -0- and 39,500 options were cancelled in fiscal years ended October 31, 2007, 2006 and 2005.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant. However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant. Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan. The term of the options shall not exceed ten years from the date of grant. In fiscal 2000, 200,000 options were granted under the 2000 Plan which vests in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels. In fiscal years ended October 31, 2007, 2006 and 2005, -0- , -0- and 2,000 options were granted under the Plan, respectively. A total of 66,600, 245,500 and 54,094 incentive stock options issued under the 2000 Plan were exercised in fiscal year ended in October 31, 2007, 2006 and 2005, respectively. A total of 2,000, -0-, and 12,218 options were cancelled in fiscal year ended October 31, 2007, 2006 and 2005, respectively. Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock. Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant. A total of 1,000, 5000, and 13,334 incentive stock options issued under the 1989 Plan were exercised in fiscal years ended October 31, 2007, 2006 and 2005 respectively. Additionally, -0-, -0-, and 33,334 options were canceled in fiscal years ended in October 2007, 2006 and 2005 respectively. All options under the 1989 Plan were required to be granted before the Plan’s July 1999’s termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant. The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
		Weighted Average
	Shares Under	Exercise Price
	Options	Per Share
	[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2003	—	—
Granted	104	14.24
Expired	—	—
Exercised	(2)	12.09
Outstanding and Eligible for Exercise at October 31, 2004	102	$14.29
Granted	376	16.50
Expired	(40)	13.24
Exercised	(24)	12.83
Outstanding at October 31, 2005*	414	$16.47
Granted	—
Expired	—	—
Exercised	(56)	15.21
Outstanding and Eligible for Exercise at October 31, 2006	358	$16.67
Granted	—
Expired	(14)	$16.61
Exercised	(83)	$15.32
Outstanding and Eligible for Exercise at October 31, 2007	261	$17.10

	2000 Plan		1989 Plan
		Weighted Average		Weighted Average
	Shares Under	Exercise Price	Shares Under	Exercise Price
	Options	Per Share	Options	Per Share
	[In Thousands]		[In Thousands]
Outstanding at October 31, 2003	705	$4.93	258	$.72

Granted	50	14.68	—	—
Expired	—	—	—	—
Exercised	(215)	6.20	(205)	.72

Outstanding at October 31, 2004	540	$5.51	53	$.72

Granted	2	5.72	—	—
Expired	(12)	7.79	(34)	.72
Exercised	(54)	5.95	(13)	.72

Outstanding at October 31, 2005	476	$5.40	6	$.72

Granted	—	—	—	—
Cancelled/Expired	—	—	—	—
Exercised	(246)	2.32	(5)	.72

Outstanding and Eligible for Exercise at October 31, 2006	230	$8.69	1	$.72

Granted	—	—	—	—
Cancelled/Expired	(2)	$5.72	—	—
Exercised	(67)	$8.52	(1)	$.72

Outstanding and Eligible for Exercise at October 31, 2007	161	$8.79	—	—

*Eligible for exercise at October 31, 2005 were 398 at a weighted average exercise price per share of $16.64

	Options Outstanding			Options Exercisable
	Weighted Average				Weighted
	Number of	Remaining			Average
	Shares Under	Contractual	Exercise Price	Number of	Exercise
Exercise Price Range	Option	Life	Per Share	Options	Price
	[In Thousands]	[In Years]		[In Thousands]

$4.21 to $5.7 Per Share	18	5.58	$5.52	18	$5.52
$5.94 to $6.82 Per Share	63	4.82	$6.78	63	$6.78
$7.19 to $8.4 Per Share	46	5.67	$8.11	46	$8.11
$12.09 to $14.5 Per share	19	6.61	$13.26	19	$13.26
$14.51 to $15.61 per share	100	6.80	$15.08	100	$15.08
$17.75 to $21.46 per share	176	7.98	$18.24	176	$18.24

	422			422

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the years ended October 31, 2007, 2006 and 2005 was $-0-, $-0-, and $16.50 per share, respectively. These options have weighted average remaining contractual lives of approximately 8 years.

The weighted average grant date fair value of incentive stock options under the 2000 plan granted during the years ended October 31, 2007, 2006 and 2005 was $-0-, $-0-, and $5.72 per share, respectively. These options have weighted average remaining contractual lives of approximately 5years.

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

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant. The following is a summary of transactions:

		Weighted
	Shares Under	Average
	Options	Exercise Price
	and Warrants	Per Share
	[In Thousands]

Outstanding at October 31, 2003	534	$2.98

Granted	15	13.10
Cancelled/Expired	(12)	4.36
Exercised	(211)	3.10

Outstanding at October 31, 2004	326	$3.80

Granted	—	—
Cancelled/Expired	—	—
Exercised	(232)	2.22

Outstanding at October 31, 2005*	94	$7.72

Granted
Cancelled/Expired
Exercised	(34)	7.15

Outstanding and Eligible for Exercise at October 31, 2006	60	$8.04

Granted	—	—
Cancelled/Expired	—	—
Excercised	(45)	$8.07

Outstanding and Eligible for Exercise At October 31, 2007	15	$7.94

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

No stock based compensation costs was recognized for employee non-incentive stock options and warrants for the years ended October 31, 2007, 2006 and 2005, respectively.

	Options and Warrants Outstanding		Options and Warrants Exercisable
Weighted
	Number of	Average		Number of	Weighted
	Shares Under	Remaining	Weighted Average	Shares Under	Average
	Options and	Contractual	Exercise Price	Options and	Exercise Price
Exercise Price Range	Warrants	Life	Per Share	Warrants	Per Share
	[In Thousands]	[In Years]		[In Thousands]

$6.81 to $7.94 Per Share	15	1.83	$7.94	15	$7.94

These options have weighted average remaining contractual lives of approximately 1 year. The weighted average grant date fair value of non-incentive stock options granted during the years ended October 31, 2007, 2006 and 2005 were $-0-, $-0-, and $-0- per share, respectively.

[11] Stock Options and Warrants

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

Compensation cost recognized for the year ended October 31, 2007 was $-0-, with a related tax benefit of $-0-, and is the same as that which would have been recognized had the recognition provision of SFAS #123R been applied in previous years. Results for prior periods have not been restated.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123 to stock-based employee compensation.

Year ended October 31
2005

Net Income [Loss]:
As Reported	$7,621

Deduct: Stock Based Employee
Compensation Expense Determined
Under the Fair Value Based Method -
Net of Tax	(1,684)

Pro Forma - Net Income	$5,937

Basic Earnings Per Share:
As Reported	$.60
Pro Forma	$.46

Diluted Earnings Per Share:
As Reported	$.58
Pro Forma	$.45

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

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2009 through October 31, 2011. At October 31, 2007, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31,	Employees and Consultants	Advisory Board

2008	$2,165	$90
2009	1,850	—
2010	1,850	—
2011	1,500	—
2012	750	—
Thereafter	0	—
Total	$8,115	$90

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into forty three at – will employment and consulting agreements which together with prior at – will agreements provide for annual aggregate minimum commitments of approximately $15,593 which have no termination dates.

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

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2011 as follows:

	October 31,
	2007	2006

Medical Equipment	$4,054	$4,194
Furniture, Fixtures and Office Equipment	1,425	1,425
Automobiles	5,035	3,772

Totals	10,514	9,391
Less: Accumulated Depreciation	6,612	3,871

Net	$3,902	$5,520

Depreciation expense on assets under capital leases was approximately $1,427, $1,451, and $422 for the years ended October 31, 2007, 2006 and 2005, respectively.

Aggregate future minimum rentals under capital leases are:

Years ended
October 31,
2008	2,266
2009	1,617
2010	785
2011	249
2012	—
Thereafter	—
Total	4,917
Less: Interest	437
Present Value of Minimum Lease Payments	$4,480

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2006 to 2012. Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2007, 2006 and 2005 was $5,376 $4,134 and $3,871, respectively. There were no contingent rental amounts due through October 31, 2007.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment
2008	$2,205	$199
2009	359	132
2010	104	282
2011	—	8
2012	—	1
Thereafter	—	—

Totals	$2,668	$622

The Company has entered into several purchase agreements for reagent supplies through September 27, 2012.

Minimum purchase commitments as of October 31, 2007 are as follows:

2008	9,631
2009	9,228
2010	8,421
2011	5,110
2012	2,551
Thereafter	0
$34,941

Reagent supplies expensed under purchase agreements amount to $4,136, $2,241 and $3,369 for the years ended October 31, 2007, 2006 and 2005, respectively.

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

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $1,000.  In addition, the Company maintains excess commercial insurance of $5,000 per occurrence and $5,000 in aggregate.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2007 and 2006, the Company had approximately $9,969 and $5,368, respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

In October 2006, the Company completed its acquisition of certain assets of GeneDx, Inc. (GeneDx), a Gaithersburg, Maryland gene-based testing laboratory. In connection with this acquisition the Registrant issued 230,947 shares of its unregistered common stock (the “Stock”) to GENEDX. GENEDX is a private company beneficially owned by two individuals who were unaffiliated with the Registrant at the time of the purchase. In addition to the Stock, the purchase price included a $5 million Cash Payment and the assumption by the Registrant of certain liabilities. The Sellers may also receive an upside Contingent Payment, not to exceed $7 million, dependent upon future performance of GENEDX operations. The 230,947 shares were valued for purposes of the purchase at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. The acquisition resulted in goodwill of $4,360 being recorded. See note [5] for additional information on the contingent payment.

During the recently completed fiscal year ended October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets entitling the prior owners to receive $1,917 in cash and an additional 11,548 shares of our Common Stock valued at $250. As of October 31, 2007 these amounts have been recorded as an increase to Goodwill. In addition the Company reclassified certain intangible assets previously reported as Costs Related to Acquisitions to Goodwill in accordance with promulgated accounting principles.

In October 2006, the Company also completed its acquisition of certain assets of Diagnostics Pathology Services, Inc., a Clarksburg, Maryland laboratory for the sum of $1,500 plus the assumption of certain liabilities. The acquisition resulted in goodwill of $785 being recorded.

In October 2005, the Company acquired certain assets of Pathco Medical, P.C. a New York State professional corporation. (“PATHCO”) for $2,174 including assumed liabilities not to exceed $160. The Company retained the staff of this practice and continues to operate at its premises in Poughkeepsie, New York. In connection with the acquisition, the Company received a five year non-compete agreements with the former owner of PATHCO and Pathco Medical, P.C. In addition the Company entered into an employment agreement with key management personnel of PATHCO. The acquisition resulted in goodwill of $729 being recorded.

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

[21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $359,177 for 2007, $225,971 for 2006 and $182,739 for 2005. These amounts were charged to the Statements of Operations. The Employer contribution will be fully vested after the third year of service.

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

In September 2006 FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This statement mandates certain changes in financial reporting for companies with defined benefit pension plans. Since this company does not currently maintain a defined benefit pension plan – this statement is not currently expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2007 FASB issued FAS  141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”  These statements are effective for fiscal years, and interim periods within those fiscal years in case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations.

Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

•Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

•Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

•Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

•The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

•The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

•Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

•                  When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment.

•                  Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

Together these statements are not currently expected to have a significant impact on the entity consolidated financial statements. A significant impact may however be realized on any future acquisition(s) by this company. The amounts of such impact can not be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

Also, in November and December 2007 SEC issued two Staff Accounting Bulletins SAB 109 and SAB 110 respectively.

SAB 109 expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107

(“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004). Together these SABs are not expected to have a significant impact on the entity consolidated financial statements.

[23] Selected Quarterly Financial Data [Unaudited]

	Three months ended				Fiscal
	1/31/07	4/30/07	7/31/07	10/31/07	Year 2007

Net Revenues	$53,722	$60,953	$65,961	$69,795	$250,431
Gross Profit	26,193	30,524	33,494	36,191	126,402
Net Income	1,966	3,158	4,189	4,644	13,957
Net Income Per Common Share:
Basic	.14	.23	.31	.34	1.02
Diluted	.14	.23	.30	.33	1.01

Weighted Average Common Shares Outstanding - Basic [in thousands]	13,583	13,634	13,682	13,723	13,656

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,839	13,884	13,921	13,973	13,871

	Three months ended				Fiscal
	1/31/06	4/30/06	7/31/06	10/31/06	Year 2006

Net Revenues	$42,918	$47,189	$49,026	$54,001	$193,134
Gross Profit	$20,334	$23,788	$24,343	$28,590	$97,055
Net Income	$1,153	$2,749	$3,678	$3,711	$11,291
Net Income Per Common Share:
Basic	$.09	$.21	$.28	$.28	$.86
Diluted	$.09	$.20	$.27	$.27	$.85

Weighted Average Common Shares Outstanding - Basic [in thousands]	12,992	13,027	13,056	13,327	13,101

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,407	13,428	13,512	13,607	13,328

	Three months ended				Fiscal
	1/31/05	4/30/05	7/31/05	10/31/05	Year 2005

Net Revenues	$36,835	$40,049	$42,723	$44,289	$163,896
Gross Profit	$17,444	$19,688	$21,170	$22,242	$80,544
Net Income	$925	$1,427	$2,493	$2,776	$7,621
Net Income Per Common Share:
Basic	$.07	$.11	$.19	$.21	$.60
Diluted	$.07	$.11	$.19	$.21	$.58

Weighted Average Common Shares Outstanding - Basic [in thousands]	12,667	12,682	12,787	12,965	12,775

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,345	13,251	13,162	13,382	13,149

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic financial statements of Bio-Reference Laboratories, Inc. and its subsidiaries appears on page 31. That audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commissions Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

MOORE STEPHENS, P. C.
Certified Public Accountants.
Cranford, New Jersey
January 4, 2008

(a)	(b)	(c)	(d)	(e)
	Balance at	Charged to	Deductions Charged	Balance at
	the Beginning	Cost and	to Valuation	the End
Description	of a Period	Expenses	Allowance Accounts	of a Period

Year Ended October 31, 2007
Allowance for Doubtful Accounts	7,234	34,855	(30,446)	11,643
Contractual Credits/Discounts	49,394	529,522	(499,659)	79,257

Total Allowance	56,628	564,377	(530,105)	90,900

Year Ended October 31, 2006
Allowance for Doubtfull Accounts	7,975	26,884	(27,625)	7,234
Contractual Credits/Discounts	40,945	328,983	(320,534)	49,394

Total Allowance	48,920	355,867	(348,159)	56,628

Year Ended October 31, 2005
Allowance for Doubtfull Accounts	7,035	21,860	(20,920)	7,975
Contractual Credits/Discounts	31,067	266,266	(256,388)	40,945

Total Allowance	38,102	288,126	(277,308)	48,920