Form 10-Q
period 2008-01-31
BIO REFERENCE LABORATORIES INC
filed 2008-03-11
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

Or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECUTRIES EXCHANGE ACT OF 1934

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

(201) 791-2600

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, ir changed since last report)

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

Large accelerated filer ☐   Accelerated Filer  ☒     Non-accelerated  Filer ☐     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,781,140 shares of Common Stock ($.01 par value) at March 6, 2008.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2008

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	January 31,	October 31,
	2008	2007
	(Unaudited)

CURRENT ASSETS:
Cash and Cash Equivalents	$8,812	$11,897
Accounts Receivable - Net	90,115	86,018
Inventory	3,561	3,120
Other Current Assets	2,319	1,443
Deferred Tax Assets	6,290	6,019
TOTAL CURRENT ASSETS	111,097	108,497

PROPERTY AND EQUIPMENT - AT COST	34,287	33,791
LESS: Accumulated Depreciation	12,725	13,266
PROPERTYAND EQUIPMENT - NET	21,562	20,525

OTHER ASSETS:
Deposits	535	516
Goodwill - Net	16,681	16,681
Intangible Assets - Net	6,264	6,550
Other Assets	1,104	1,054
Deferred Tax Assets	1,007	751

TOTAL OTHER ASSETS	25,591	25,552

TOTAL ASSETS	$158,250	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2008	2007
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$23,478	$24,576
Accrued Salaries and Commissions Payable	6,318	5,214
Accrued Taxes and Expenses	4,932	3,583
Revolving Note Payable - Bank	21,937	23,252
Current Maturities of Long-Term Debt	1,159	1,154
Capital Lease Obligations - Short-Term Portion	2,164	1,971
TOTAL CURRENT LIABILITIES	59,988	59,750

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,374	2,509
Long Term Debt - Net of Current Portion	6,474	6,766
Deferred Tax Liabilities	294	282

TOTAL LONG-TERM LIABILITIES	10,142	9,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares,
None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock,
$.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 13,781,140 and 13,748,634 at January 31, 2008 and at October 31, 2007, respectively	138	138

Additional Paid-In Capital	42,074	41,435

Retained Earnings	45,908	43,700
Totals	88,120	85,273
Deferred Compensation	—	(6)

TOTAL SHAREHOLDERS’ EQUITY	88,120	85,267
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$158,250	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended
	January 31,
	2008	2007

NET REVENUES:	$66,879	$53,722

COST OF SERVICES:
Depreciation	1,375	903
Employee Related Expenses	16,476	13,350
Reagents and Lab Supplies	10,256	7,881
Other Cost of Services	7,121	5,395
TOTAL COST OF SERVICES	35,228	27,529

GROSS PROFIT ON REVENUES	31,651	26,193

General and Administrative Expenses:

Depreciation and Amortization	558	614
Other General and Administrative Expenses	17,628	15,062
Bad Debt Expense	9,202	6,929

TOTAL GENERAL AND ADMIN. EXPENSES	27,388	22,605

OPERATING INCOME	4,263	3,588

OTHER (INCOME) EXPENSES:

Interest Expense	601	517
Interest Income	(81)	(51)

TOTAL OTHER EXPENSES - NET	520	466

INCOME BEFORE INCOME TAXES	3,743	3,122

Provision for Income Taxes	1,535	1,156

NET INCOME	$2,208	$1,966

NET INCOME PER SHARE - BASIC:	$0.16	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	13,765,152	13,582,814

NET INCOME PER SHARE - DILUTED:	$0.16	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	14,000,250	13,839,485

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2008	2007

OPERATING ACTIVITIES:
Net Income	$2,208	$1,966
Adjustments to Reconcile Net Income to
Cash (Used For) Provided by Operating Activities:
Depreciation and Amortization	1,933	1,517
Deferred Compensation	6	36
Deferred Income Taxes (Benefit)	(515)	(1,029)
Stock Based Compensation	40	—
Loss (Gain) on Disposal of Property and Equipment	13	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(5,362)	(7,201)
Provision for Bad Debts	1,265	2,606
Inventory	(441)	(106)
Other Current Assets	(876)	(180)
Other Assets and Deposits	(69)	121
Deferred Charges
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,272	3,997

NET CASH - OPERATING ACTIVITIES	1,474	1,727

INVESTING ACTIVITIES:
Acquisition of Equipment and
Leasehold Improvements	209	(1,623)
Business Aquisitions and Related Costs	(1,917)	—
Acquisition of Intangible Assets	—	(28)

NET CASH - INVESTING ACTIVITIES	(2,721)	(1,651)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(287)	(209)
Payments of Capital Lease Obligations	(835)	(609)
Increase (Decrease) in Revolving Line of Credit	(1,315)	1,002
Proceeds from Exercise of Options	599	387

NET CASH - FINANCING ACTIVITIES	(1,838)	571

NET INCREASE IN CASH AND CASH EQUIVALENTS	(3,085)	647

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	11,897	8,954

CASH AND CASH EQUIVALENTS AT END OF PERIODS	8,812	9,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$548	$542
Income Taxes	$2,366	$432

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the three month period ended January 31, 2008 and January 31, 2007 the Company entered into capital leases totaling $1,893 and $680, respectively.

During the three month period ended January 31, 2008 and January 31, 2007, the Company wrote-off approximately $2,201 and $1,897 of furniture and equipment that were fully depreciated.

During the three month period ended January 31, 2008 the Company wrote-off approximately $2,333 of intangible assets that were fully amortized.

During the three month period ended January 31, 2008 the Company recorded approximately $40 of compensation expense under the FAS123R related to granting of stock options.

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

[2] The results of operations for the three months ended January 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

[3] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2007 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[4] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2007 Form 10-K.

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

	Three Months Ended
	January 31
	[Unaudited]
	2008	2007

Medicare/Medicaid	$43,523	$33,701
Other	113,937	74,220
	$157,460	$107,921

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

[7] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31, 2008	October 31, 2007

Contractual Credits/Discounts	$86,686	$79,257
Doubtful Accounts	12,907	11,643
	$99,593	$90,900

[8] In February 1, 2008, FASB issued FASB Staff Position (FSP) Fin 48-2.  FSP FIN 48-2 amends FIN 48 to defer its effective date for nonpublic and pass through entities.  This is not expected to have any effect on the Company’s consolidated financial statements as the Company does not currently employ any pass through entities.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB NO. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

[9] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2008 (Unaudited) and October 31, 2007. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

October 31, 2007

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	$5,045	$1,828	$3,217
Covenants Not-to-Compete	5	4,205	927	3,278
Patent	17	156	101	55

Totals		$9,406	$2,856	$6,550

[Unaudited}
January 31, 2008

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization
Customer Lists	20	$4,873	$1,730	$3,143
Covenants Not-to-Compete	5	4,205	1137	3,068
Patent	17	156	103	53

Totals		$9,234	$2,970	$6,264

The aggregate intangible amortization expense for the three months ended January 31, 2008 and 2007 was $286 and $313, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2008 and for the four subsequent years is as follows:

Ended	Amortization
October 31,	Expense
2008	$1,135
2009	1,110
2010	1,085
2011	973
2012	202
Thereafter	1,759
Total	$6,264

[10] In October 2007, the Company entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2007, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.33% at October 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2008, advances of $1,937 were subject to interest at the prime rate.  As of January 31, 2008, the bank’s prime rate of interest was 6%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of January 31, 2008, the Company utilized $21,937 and had $8,063 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of January 31, 2008 is approximately $3,819.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx as certain financial goals were achieved of $1,917 and 11,548 of BRLI’s common stock during the period ended January 31, 2008.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of January 31, 2008 is approximately $3,800.

[11] The provision for income taxes for the three months ended January 31, 2008, consists of a current tax provision of $2,051 and a deferred tax benefit of $516. At January 31, 2008, the Company had a current deferred tax asset of $6,290 included in other current assets and a long-term deferred tax asset of $1,007 along with a long-term deferred tax liability of $294 incurred in other long-term liabilities. The provision for income taxes for the three months ended January 31, 2007, consists of a current tax provision of $2,414 and a deferred tax benefit of $1,258

Item 2.

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

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana three summers ago and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

OPERATING RESULTS  (In Thousands)

NET REVENUES:

We had net revenues for the three month period ended January 31, 2007 of $53,722 as compared to $66,879 for the three month period ended January 31, 2008. This represents a 24% increase in net revenues. This increase is due primarily to a 15% increase in the number of patients serviced and an 9% increase in net revenue per patient.

The number of patients serviced during the quarter ended January 31, 2008 was approximately 963 thousand which was 15% greater when compared to the prior fiscal year’s quarter ended January 31, 2006. Net revenue per patient for the quarter ended January 31, 2007 was $63.21 compared to net revenue per patient for the quarter ended January 31, 2008 of $68.83, an increase of 9%.

COST OF SERVICES:

Cost of Services increased from $27,529 for the three month period ended January 31, 2007 to $35,228 for the three month period ended January 31, 2008, an increase of $7,699 or 28%. Two factors caused the majority of this increase in costs 1). Reagents (41%) and reference laboratory (60%) increases were caused by increased testing volume and lower reimbursements from payors for these services and 2). Outside couriers (32%) and vehicle operating expenses (76%) caused by significant increases in petroleum products also contributed to the increase in costs. There was also an increase in Depreciation of almost $475 quarter over quarter, most of the which was due to new testing platforms purchased for both our Elmwood Park and GeneDx Gaithersburg, Maryland facilities.

GROSS PROFITS:

Gross profit on net revenues increased 20% to $31,651 for the three month period ended January 31, 2008 compared to $26,193 for the same period ended January 31, 2007. Gross Profit margins decreased from 49% for the three month period ended January 31, 2007 to 47% for the three month period ended January 31, 2008. This decrease in profit margins was caused by a 28% increase in direct costs while net revenue only increased 24%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2007 were $22,605 compared to $27,388 for the three month period ended January 31, 2008. This represents an increase of $4,783 (21% ) which is in line with the increase in net revenues.  However, included in the current year’s expense is approximately $200 of expenses associated with an acquisition which was not consummated.

INTEREST EXPENSE:

Interest expense increased from $517 for the three month period ended January 31, 2007 to $601 for the three month period ended January 31, 2008, an increase of $84 (16%). This increase is due to an increase in the utilization of the PNC Bank line and an increase in Long-Term Debt.  Management believes that this trend will continue in the future due to the continued use of our revolving line of credit to fund our expansion and growth. However, interest rates are expected to decrease or level off at a lower rate than the prior year.

INCOME:

We realized net income of $1,966 for the three month period ended January 31, 2007 as compared to $2,181 for the three month period ended January 31, 2007, an increase of 11%.

Pre-tax income for the period ended January 31, 2007 was $3,122 as compared to $3,743 for the period ended January 31, 2008, an increase of $621 (20%). The provision for income taxes increased from $1,156 for the period ended January 31, 2007, to $1,535 (33%) for the current three month period. Our tax rate increased from 37% to 41% and may decrease in the future because of the current legislation, The Economic Stimulus Act of 2008, recently passed by Congress.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

Our working capital at January 31, 2008 was $51,109 as compared to $48,747 at October 31, 2007 an increase of $2,362. Our cash position decreased by $3,085 during the current period. This was caused primarily by the cash payment to the prior owners of GeneDx of $1,917. We reduced our short term debt $1,315 and repaid $1,122 in existing debt. We had current liabilities of $59,988 at January 31, 2008. We utilized $523 in cash from operations, compared to $1,727 in cash from operations for the quarter ended January 31, 2007, an overall decrease of $2,250 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $90,115 at January 31, 2008, an increase of $4,097 from October 31, 2007 or 5%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2008 increased 29% over the comparable three month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended January 31, 2008 was 120 days, a decrease of 2 days, or 2%, from the 122 days that we reported for the period ended January 31, 2007. We believe that this increase is due to several factors. Historically, first quarters for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year.

In October 2007, the Company entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2007, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 6.33% at October 31, 2007.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At January 31, 2008, advances of $1,937 were subject to interest at the prime rate.  As of January 31, 2008, the bank’s prime rate of interest was 6%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of January 31, 2008, the Company utilized $21,937 and had $8,063 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2006, we executed a fourth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of January 31, 2008 is approximately $3,819.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx as certain financial goals were achieved of $1,917 and 11,548 of BRLI’s common stock during the period ended January 31, 2008.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of January 31, 2008 is approximately $3,800.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2008
Long - Term Debt	$7,920	$1,155
Capital Leases	4,917	2,266
Operating Leases	3,290	2,404
Purchase Obligations	34,941	9,631
Employment/Consultant Contracts	8,895	2,165
Total	$59,963	$17,621

Our cash balance at January 31, 2008 totaled $8,812 as compared to $11,897 at October 31, 2007.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2008.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In February 1, 2008, FASB issued FASB Staff Position (FSP) Fin 48-2.  FSP FIN 48-2 amends FIN 48 to defer its effective date for nonpublic and pass through entities.  This is not expected to have any effect on the Company’s consolidated financial statements as the Company does not currently employ any pass through entities.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB NO. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). The statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2007, as well as elsewhere herein including:

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

We do have exposure to both rising and falling interest rates. At January 31, 2008, advances of approximately $1,937 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 6%. In addition, we elected to have the remaining $20,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 6.33%.

We estimate that our monthly cash interest expense at January 31, 2008 was approximately $200 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $18.

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

Date:  March 10, 2008