Form 10-Q
period 2008-04-30
BIO REFERENCE LABORATORIES INC
filed 2008-06-06
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2008

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

Yes  ☒  No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,784,640 shares of Common Stock ($.01 par value) at June 6, 2008.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2008

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	April 30,	October 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$10,059	$11,897
Accounts Receivable - Net	90,444	86,018
Inventory	3,681	3,120
Other Current Assets	2,462	1,443
Deferred Tax Assets	6,201	6,019
TOTAL CURRENT ASSETS	112,847	108,497

PROPERTY AND EQUIPMENT - AT COST	36,416	33,791
LESS: Accumulated Depreciation	14,086	13,266
PROPERTY AND EQUIPMENT - NET	22,330	20,525

OTHER ASSETS:
Deposits	546	516
Goodwill - Net	16,681	16,681
Intangible Assets - Net	5,979	6,550
Other Assets	1,174	1,054
Deferred Tax Asset	743	751

TOTAL OTHER ASSETS	25,123	25,552

TOTAL ASSETS	$160,300	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$25,162	$24,576
Accrued Salaries and Commissions Payable	5,444	5,214
Accrued Taxes and Expenses	4,059	3,583
Revolving Note Payable - Bank	20,568	23,252
Current Maturities of Long-Term Debt	1,164	1,154
Capital Lease Obligations - Short-Term Portion	2,216	1,971
TOTAL CURRENT LIABILITIES	58,613	59,750

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	3,360	2,509
Long - Term Debt - Net of Current Portion	6,320	6,766
Deferred Tax Liabilities	406	282

TOTAL LONG-TERM LIABILITIES	10,086	9,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares,
None Issued	—	—
Series A - Senior Preferred Stock, $.10 Par Value;
Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 13,784,640 and 13,748,634 at April 30, 2008 and at October 31, 2007, respectively	138	138

Additional Paid-In Capital	42,128	41,435

Retained Earnings	49,335	43,700
Totals	91,601	85,273
Deferred Compensation	—	(6)

TOTAL SHAREHOLDERS’ EQUITY	91,601	85,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,300	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2008	2007	2008	2007

NET REVENUES:	$75,180	$60,953	$142,059	$114,675

COST OF SERVICES:

Depreciation and Amortization	1,407	1,057	2,783	1,960
Employee Related Expenses	18,384	13,895	34,859	27,244
Reagents and Laboratory Supplies	11,736	8,963	21,992	16,844
Other Cost of Services	7,471	6,514	14,592	11,910
TOTAL COST OF SERVICES	38,998	30,429	74,226	57,958

GROSS PROFIT ON REVENUES	36,182	30,524	67,833	56,717

General and Administrative Expenses:

Depreciation and Amortization	586	634	1,143	1,248
General and Administrative Expenses	19,488	16,101	37,116	31,163
Bad Debt Expense	9,893	7,930	19,095	14,859

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	29,967	24,665	57,354	47,270

INCOME FROM OPERATIONS	6,215	5,859	10,479	9,447

OTHER (INCOME) EXPENSE:

Interest Expense	584	589	1,186	1,106
Interest Income	(67)	(62)	(148)	(113)

TOTAL OTHER EXPENSES - NET	517	527	1,038	993

INCOME BEFORE INCOME TAXES	5,698	5,332	9,441	8,454
Provision for Income Taxes	2,271	2,174	3,806	3,330

NET INCOME	$3,427	$3,158	$5,635	$5,124

NET INCOME PER COMMON SHARE - BASIC:	$0.25	$0.23	$0.41	$0.38
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,783,140	13,634,367	13,774,146	13,608,591

NET INCOME PER COMMON SHARE - DILUTED:	$0.25	$0.23	$0.40	$0.37
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,984,890	13,884,502	13,993,553	13,845,177

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Six months ended
	April 30
	2008	2007

OPERATING ACTIVITIES:
Net Income	$5,635	$5,124
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,926	3,208
Amortization of Deferred Compensation	6	59
Deferred Income Tax (Benefit)	(50)	(1,924)
Stock Based Compensation	86
Loss on Disposal of Fixed Assets	280	51
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(5,393)	(14,872)
Provision for Doubtful Accounts	967	4,742
Inventory	(561)	(455)
Other Current Assets	(1,019)	(236)
Other Assets and Deposits	(150)	41
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,209	3,904

NET CASH - OPERATING ACTIVITIES	6,936	(358)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(2,847)	(3,284)
Business Acquisitions and Related Costs	(1,917)	—
Acquisition of Intangible Assets	—	(28)

NET CASH - INVESTING ACTIVITIES	(4,764)	(3,312)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(436)	(562)
Payments of Capital Lease Obligations	(1,497)	(1,346)
(Decrease) Increase in Revolving Line of Credit - Net	(2,684)	6,631
Proceeds from Exercise of Options	607	1,073

NET CASH - FINANCING ACTIVITIES	(4,010)	5,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,838)	2,126

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	11,897	8,954

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$10,059	$11,080

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,245	$1,121
Income Taxes	$4,657	$3,904

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the six month period ended April 30, 2008 and April 30, 2007 the Company entered into capital leases totaling $2,593 and $1,155 respectively.

During the six month period ended April 30, 2008 and April 30, 2007, the Company wrote-off approximately $2,815 and $2,058 of furniture and equipment that were fully depreciated.

During the six month period ended April 30, 2008 and April 30, 2007 the Company wrote-off approximately $2,333 and $0 of intangible assets that were fully amortized.

During the six month period ended April 30, 2008 and April 30, 2007 the Company recorded approximately $86 and $0 of stock based compensation expense under the FAS123R related to granting of stock options and shares of company’s stock.

During the six month period ended April 30, 2008 and April 30, 2007, the Company recorded a tax benefit effect on the exercise of non-qualified stock options of $0 and $229 as an increase to Paid-In Capital and the Deferred Tax Asset.

During the six month period ended April 30, 2008 and April 30, 2007, the Company financed the purchase of equipment through a term note of approximately $0 and $4,100.

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

[2] The results of operations for the six months ended April 30, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

	Three Months Ended		Six Months Ended
	April 30		April 30
	[Unaudited]		[Unaudited]
	2008	2007	2008	2007

Medicare/Medicaid	$48,338	$35,465	$91,861	$69,165
Other	131,542	92,960	245,280	167,271
	$179,880	$128,425	$337,141	$236,436

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

[7] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	April 30, 2008	October 31, 2007

Contractual Credits/Discounts	$81,498	$79,257
Doubtful Accounts	12,609	11,643
	$94,107	$90,900

[8] In May 2008, FASB issued two new Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.

FAS #162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement is not expected to have a material impact on the reporting of our results of operations.

FAS #163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of our results of operations.

In March 2008 FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133.  This statement is effective for financial statements issued for fiscal years end interim periods beginning after November 15, 2008, with early application encouraged..  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

In February 1, 2008, FASB issued FASB Staff Position (FSP) Fin 48-2.  FSP FIN 48-2 amends FIN 48 to defer its effective date for nonpublic and pass through entities.  This is not expected to have any effect on the Company’s consolidated financial statements as the Company does not currently employ any pass through entities.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2008 (Unaudited) and October 31, 2007. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

[Unaudited]

April 30, 2008

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	$4,873	$1,801	$3,072
Covenants Not-to-Compete	5	4,205	1,348	2,857
Patent	17	156	106	50

Totals		$9,234	$3,255	$5,979

October 31, 2007

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	$5,045	$1,828	$3,217
Covenants Not-to-Compete	5	4,205	927	3,278
Patent	17	156	101	55

Totals		$9,406	$2,856	$6,550

The aggregate intangible amortization expense for the three months ended April 30, 2008 and 2007 was $285 and $333, respectively and for the six months ended April 30, 2008 and 2007 was $571 and $667, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2008 and thereafter  is as follows:

Year Ended	Amortization
October 31,	Expense
2008	$1,135
2009	1,110
2010	1,085
2011	973
2012	202
Thereafter	1,474
Total	$5,979

[10] In October 2007, the Company entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2008, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.41% at April 30, 2008.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2008, advances of $568 were subject to interest at the prime rate.  As of April 30, 2008, the bank’s prime rate of interest was 5.00%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of April 30, 2008, the Company utilized $20,568 and had $9,432 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2008 is approximately $3,750.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx as certain financial goals were achieved of $1,917 and 11,548 shares of BRLI’s common stock during the period ended January 31, 2008.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of April 30, 2008 is approximately $3,723.

[11] The provision for income taxes for the three months ended April 30, 2008, consists of a current tax provision of $1,809 and a deferred tax expense of $462. The provision for income taxes for the six months ended April 30, 2008, consists of a current tax provision of $3,856 and a deferred tax benefit of $50. On April 30, 2008, the Company had a current deferred tax asset of $6,201 included in other current assets and a long-term deferred tax asset of $743 included  in other assets along with a long-term deferred tax liability of $406 included in long-term liabilities. The provision for income taxes for the three months ended April 30, 2007, consists of a current tax provision of $3,070 and a deferred tax benefit of $896. The provision for income taxes for the six months ended April 30, 2007 consists of a current tax of $5,484 and a deferred tax benefit of $2,154.

[12] Subsequent Event – In May of 2008, the Company executed a sixth amendment to the loan agreement with PNC Bank (1) increasing the maximum revolving advance limit to $40,000 (2) increasing the capital expenditure limit to $15,000 during any fiscal year and (3) extending the term until October 31, 2012.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF SECOND QUARTER 2008 VS SECOND QUARTER 2007

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended April 30, 2007 were $60,953 as compared to $75,180 for the three month period ended April 30, 2008; which represents a 23% increase in net revenues. This increase is due to a 14% increase in patient counts and an increase in revenue per patient of 8% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2008 was 1,050 thousand which was 14% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2007 was $65.59 compared to net revenue per patient of $70.95 for the three month period ended April 30, 2008, an increase of $5.37 or 8%.

COST OF SERVICES:

Cost of Services increased from $30,429 for the three month period ended April 30, 2007 to $38,998 for the three month period ended April 30, 2008, an increase of $8,569 or 28%. This increase is 5% greater than the increase in net revenues of 23%. Employee related expenses increased from $13,895 for the period ended April 30, 2007 to $18,384 for the period ended April 30, 2008 an increase of 32%, driven by increases in technical, professional and semi-technical salaries. In addition, pick-up and delivery vehicle operating expenses (energy related costs) increased 28% year over year. We anticipate that these costs will continue this pattern for the remainder of the fiscal year.

GROSS PROFITS:

Gross profits increased from $30,524 for the three month period ended April 30, 2007 to $36,182 for the three month period ended April 30, 2008; an increase of $5,658 or 19%.  Gross profit margin decreased from 50% in fiscal 2007 to 48% in fiscal 2008.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2007 were $24,665 as compared to $29,967 for the quarter ended April 30, 2008, an increase of $5,302 or 21%. This increase is in line with the increase in net revenues.  However, marketing expenses increased $2,047 or 42% and occupancy expenses increased 446 or 28%.  While these categories increased dramatically, they are in line with expectations.

INTEREST EXPENSE:

Interest expense decreased to $584 during the three month period ending April 30, 2008 from $589 during the three month period ended April 30, 2007. This decrease is due to a decrease in the utilization of our PNC Bank line of credit and lower interest rates. Management believes that this trend will continue in the short-term due to the decrease in interest rates.

INCOME:

We realized net income of $3,158 for the three month period ended April 30, 2007, as compared to $3,427 for the three month period ended April 30, 2008, an increase of $269 or 9%.  Pre-tax income for the period ended April 30, 2007 was $5,332, compared to $5,698 for the three month period ended April 30, 2008, an increase of $366 or 7%.  The provision for income taxes increased from $2,174 for the three month period ended April 30, 2007 to $2,271 for the period ended April 30, 2008.

SIX MONTHS 2008 COMPARED TO SIX MONTHS 2007

NET REVENUES:

Net Revenues for the six month period ended April 30, 2007 were $114,675 as compared to $142,059 for the six month period ended April 30, 2008; this represents a 24% increase in net revenues. This increase is due to a 15% increase in patient counts and revenue per patient increased 9%.

The number of patients serviced during the six month period ended April 30, 2008 was 2,013 which was 15% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2007 was $64.46, compared to net revenue per patient for the six month period ended April 30, 2008 of $69.94, an increase of $5.48 or 9%.

COST OF SERVICES:

Cost of Services increased to $74,226 for the six month period ended April 30, 2008 from $57,958 for the six month period ended April 30, 2007. This represents a 28% increase in direct operating costs. This increase is 4% greater than the increase in net revenues. Employee related expenses increased from $27,244 for the period ended April 30, 2007 to $34,859 for the period ended April 30, 2008 an increase of 28%, driven by increases in technical, professional and semi-technical salaries. In addition, pick-up and delivery vehicle operating expenses (energy related costs) increased 49% year over year. We anticipate that these costs will continue this pattern for the remainder of the fiscal year.

GROSS PROFITS:

Gross profits on net revenues, increased to $67,833 for the six month period ended April 30, 2008 from $56,717 for the six month period ended April 30, 2007; an increase of $11,116 (20%). Gross profit margins decreased from 49% in FY2007 to 48% in FY2008.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2007 were $47,270 as compared to $57,354 for the six month period ended April 30, 2008.  This represents an increase of $10,084 or 21%. This increase is in line with the increase in net revenues. However, marketing expenses increased $3,291 or 34% and occupancy expenses increased $876 or 28%. While these expense categories increased dramatically, they are in line with our growth expectations.

INTEREST EXPENSE:

Interest expense increased to $1,186 during the six month period ending April 30, 2008 as compared to $1,106 during the six month period ending April 30, 2007, an increase of $80. The relatively marginal increase was due to a further decrease in the utilization of the PNC Bank line of credit and additional reductions of interest rates during the second quarter. Management believes that this trend will continue in the short-term due to the decrease in interest rates.

INCOME:

We realized net income of $5,635 for the six months ended April 30, 2008 as compared to $5,124 for the six month period ended April 30, 2007, an increase of 10%. Pre-tax income for the six month period ended April 30, 2007 was $8,454, as compared to $9,441 for the six month period ended April 30, 2008, an increase of $987 (12%).  The provision for income taxes increased from $3,330 for the six month period ended April 30, 2007 to $3,806 for the six month period ended April 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

Our working capital at April 30, 2008 was $54,234 as compared to $48,747 at October 31, 2007 an increase of $5,487. Our cash position decreased by $1,838 during the current period. This was caused by the cash payment to the prior owners of GeneDx of $1,917. We reduced our short term debt by $2,684 and repaid $1,933 in existing debt. We had current liabilities of $58,613 at April 30, 2008. We generated $6,936 in cash from operations, compared to utilizing $358 in cash from operations for the quarter ended April 30, 2007, an overall increase of $7,294 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $90,444 at April 30, 2008, an increase of $4,426 from October 31, 2007 or 5%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended April 30, 2008 increased 33% over the comparable three month period in 2007.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2008 was 109 days, a decrease of 7 days, or 6%, from the 116 days that we reported for the period ended April 30, 2007.

In October 2007, the Company entered into an amended revolving note payable loan agreement with PNC Bank.  The maximum amount of the credit line available to the Company is the lesser of (i) $30,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2008, the Company had elected to have $20,000 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.41% at April 30, 2008.  The remaining outstanding advances during that period were subject to the bank’s prime rate of interest.  At April 30, 2008, advances of $568 were subject to interest at the prime rate.  As of April 30, 2008, the bank’s prime rate of interest was 5.00%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2008 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, insurance coverage and the prohibition of the payment by the Company of cash dividends. As of April 30, 2008, the Company utilized $20,528 and had $9,472 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2008 is approximately $3,750.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx as certain financial goals were achieved of $1,917 and 11,548 shares of BRLI’s common stock during the period ended January 31, 2008.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of April 30, 2008 is approximately $3,723.

In May of 2008, the Company executed a sixth amendment to the loan agreement with PNC Bank (1) increasing the maximum revolving advance limit to $40,000 (2) increasing the capital expenditure limit to $15,000 during any fiscal year and (3) extending the term until October 31, 2012.

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

Our cash balance at April 30, 2008 totaled $10,059 as compared to $11,897 at October 31, 2007.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2008.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In May 2008, FASB issued two new Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.

FAS #162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  It is This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement is not expected to have a material impact on the reporting of our results of operations.

FAS #163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of our results of operations.

In March 2008 FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This statement is effective for financial statements issued for fiscal years end interim periods beginning after November 15, 2008, with early application encouraged.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

In February 1, 2008, FASB issued FASB Staff Position (FSP) Fin 48-2.  FSP FIN 48-2 amends FIN 48 to defer its effective date for nonpublic and pass through entities.  This is not expected to have any effect on the Company’s consolidated financial statements as the Company does not currently employ any pass through entities.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

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

Accounting for Revenue

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. These estimated net realizable amounts from patients, third party payors and others for services rendered are accrued on an estimated basis in the period the related services are rendered and adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature.

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

We do have exposure to both rising and falling interest rates. At April 30, 2008, advances of approximately $568 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 5%. In addition, we elected to have the remaining $20,000 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 4.41%.

We estimate that our monthly cash interest expense at April 30, 2008 was approximately $200 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $18.

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

Date: June 6, 2008