Form 10-Q
period 2008-07-31
BIO REFERENCE LABORATORIES INC
filed 2008-09-05
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

Yes  ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,773,765 shares of Common Stock ($.01 par value) at September 6, 2008.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2008

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31,	October 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$10,725	$11,897
Accounts Receivable - Net	92,283	86,018
Inventory	3,536	3,120
Other Current Assets	2,806	1,443
Deferred Tax Assets	7,013	6,019
TOTAL CURRENT ASSETS	116,363	108,497

PROPERTY AND EQUIPMENT - AT COST	38,991	33,791
LESS: Accumulated Depreciation	15,665	13,266
PROPERTY AND EQUIPMENT - NET	23,326	20,525

OTHER ASSETS:
Deposits	522	516
Goodwill - Net	16,681	16,681
Intangible Assets - Net	5,697	6,550
Other Assets	1,174	1,054
Deferred Tax Asset	996	751

TOTAL OTHER ASSETS	25,070	25,552

TOTAL ASSETS	$164,759	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$22,903	$24,576
Accrued Salaries and Commissions Payable	7,158	5,214
Accrued Taxes and Expenses	8,090	3,583
Revolving Note Payable - Bank	17,437	23,252
Current Maturities of Long-Term Debt	1,170	1,154
Capital Lease Obligations - Short-Term Portion	2,288	1,971
TOTAL CURRENT LIABILITIES	59,046	59,750

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	3,266	2,509
Long - Term Debt — Net of Current Portion	6,025	6,766
Deferred Tax Liabilities	536	282

TOTAL LONG-TERM LIABILITIES	9,827	9,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,059,589 shares, None Issued	—	—
Series A Senior Preferred Stock, $.10 Par Value; Authorized Issued and Outstanding; None	—	—
Series A - Junior Participating Preferred Stock, $.10 Par Value, Authorized 3,000 Shares; None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 13,764,940 and 13,748,634 at July 31, 2008 and at October 31, 2007, respectively	138	138

Additional Paid-In Capital	41,676	41,435

Retained Earnings	54,072	43,700
Totals	95,886	85,273
Deferred Compensation	—	(6)

TOTAL SHAREHOLDERS’ EQUITY	95,886	85,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$164,759	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2008	2007	2008	2007

NET REVENUES:	$77,776	$65,961	$219,834	$180,636

COST OF SERVICES:

Depreciation and Amortization	1,527	1,164	4,310	3,124
Employee Related Expenses	18,154	14,764	53,013	42,008
Reagents and Laboratory Supplies	11,606	9,996	33,598	26,840
Other Cost of Services	7,883	6,543	22,475	18,453
TOTAL COST OF SERVICES	39,170	32,467	113,396	90,425

GROSS PROFIT ON REVENUES	38,606	33,494	106,438	90,211

General and Administrative Expenses:

Depreciation and Amortization	647	562	1,790	1,810
General and Administrative Expenses	19,377	16,557	56,492	47,720
Bad Debt Expense	10,265	9,203	29,361	24,062

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	30,289	26,322	87,643	73,592

INCOME FROM OPERATIONS	8,317	7,172	18,795	16,619

OTHER (INCOME) EXPENSE:

Interest Expense	462	639	1,647	1,746
Interest Income	(60)	(65)	(208)	(179)

TOTAL OTHER EXPENSES - NET	402	574	1,439	1,567

INCOME BEFORE INCOME TAXES	7,915	6,598	17,356	15,052
Provision for Income Taxes	3,178	2,409	6,984	5,739

NET INCOME	$4,737	$4,189	$10,372	$9,313

NET INCOME PER COMMON SHARE - BASIC:	$0.34	$0.31	$0.75	$0.68
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,778,073	13,681,767	13,775,455	13,632,983

NET INCOME PER COMMON SHARE - DILUTED:	$0.34	$0.30	$0.74	$0.67
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,961,544	13,921,168	13,984,189	13,859,231

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended
	July31,
	2008	2007
OPERATING ACTIVITIES:
Net Income	$10,372	$9,313
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	6,100	4,934
Amortization of Deferred Compensation	6	82
Deferred Income Tax (Benefit) Expense	(985)	(2,823)
Stock Based Compensation	86	—
Loss on Disposal of Fixed Assets	178	63
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(8,968)	(19,364)
Provision for Doubtful Accounts	2,703	6,593
Inventory	(416)	(880)
Other Current Assets	(1,363)	(585)
Other Assets and Deposits	(126)	25
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	6,695	5,760

NET CASH - OPERATING ACTIVITIES	14,282	3,118

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(5,012)	(5,485)
Business Acquisitions and Related Costs	(1,917)	—
Acquisition of Intangible Assets	—	(28)

NET CASH - INVESTING ACTIVITIES	(6,929)	(5,513)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(725)	(847)
Payments of Capital Lease Obligations	(2,140)	(2,038)
(Decrease) Increase in Revolving Line of Credit	(5,815)	6,554
Proceeds from Exercise of Options	607	1,370
Common Stock Repurchased	(452)	—

NET CASH - FINANCING ACTIVITIES	(8,525)	5,039

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,172)	2,644

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$11,897	$8,954

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$10,725	$11,598

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,637	$1,785
Income Taxes	$6,368	$8,351

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the nine month period ended July31, 2008 and July31, 2007 the Company entered into capital leases totaling $3,214 and $1,664, respectively.

During the nine month period ended July31, 2008 and July31, 2007, the Company wrote-off approximately $3,026 and $2,347 of furniture and equipment.

During the nine month period ended July31, 2008 and July31, 2007 the Company wrote-off approximately $2.333 and $0 on intangible assets that were fully amortized.

During the nine month period ended July31, 2008 and July31, 2007, the Company recorded the tax effect on the exercise of non-qualified stock options of $0 and $229. The tax benefit was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the nine month period ended July31, 2008 and July31, 2007, the Company financed the purchase of equipment through a term note of approximately $0 and $4,100.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1]  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2007 consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2007.

[2] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. Net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered, and are adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations for the period in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Month Ended		Nine Months Ended
	July 31		July 31
	[Unaudited]		[Unaudited]
	2008	2007	2008	2007
Medicare / Medicaid	$51,872	$40,603	$143,732	$109,768
Other	141,865	102,088	387,146	269,269
	$193,737	$142,691	$530,878	$379,037

A number of proposals for legislation or regulation continue to be under discussions which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries.  Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company.  The Company is unable to predict, however, the extent to which such actions will be taken.

[3] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	July 31, 2008	October 31, 2007
Contractual Credits / Discounts	$80,578	$79,257
Doubtful Accounts	14,346	11,643
	$94,924	$90,900

[4] In May 2008, FASB issued two new Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and No. 163 “Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60”.  FAS #162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement is not expected to have a material impact on the reporting of our results of operations. FAS #163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of our results of operations.

In March 2008 FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement is effective for all interim periods beginning Nov 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

[5] The following disclosures present certain information on the Company’s intangible assets as of July 31, 2008 (Unaudited) and October 31, 2007. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets At July 31, 2008 [Unaudited]	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

Customer Lists	20	$4,873	$1,871	$3,002
Covenants Not to Compete	5	4,205	1,558	2,647
Patents	17	156	108	48

Totals		$9,234	$3,537	$5,697

Intangible Assets At October 31, 2007	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

Customer Lists	20	$5,045	$1,828	$3,217
Covenants Not to Compete	5	4,205	927	3,278
Patents	17	156	101	55

Totals		$9,406	$2,856	$6,550

The aggregate intangible amortization expense for the three months ended July 31, 2008 and 2007 was $282 and $240, respectively, and for the nine months ended July 31, 2008 and 2007 was $853 and $907, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2008 and for the four subsequent years is as follows:

Fiscal Year Ending October 31,	Estimated Amortization Expense
2008	$856
2009	1,110
2010	1,085
2011	973
2012	200
Thereafter	1,473

Total	$5,697

 [6] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2008, the Company had elected to have $17,437 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.295%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2008, advances outstanding of $-0- were subject to interest at the bank’s prime rate.  As of July 31, 2008, the bank’s prime rate was 5.0%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2008, the Company utilized $17,437 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44, plus interest at an annual rate of 6.85%.  The Balance on this note as of July 31, 2008 was approximately $3,542.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of July 31, 2008 was approximately $3,644.

[7] The provision for income taxes for the three months ended July 31, 2008, consists of a current tax provision of $4,143 and a deferred tax benefit of $965. The provision for income taxes for the nine months ended July 31, 2008, consists of a current tax provision of $7,999 and a deferred tax benefit of $1,015. At July 31, 2008, the Company had a current deferred tax asset of $7,013 included in other current assets, long-term deferred tax asset of $996 and a deferred tax liability of $536 accrued in other long-term liabilities. The provision for income taxes for the three months ended July 31, 2007 consists of a current tax provision of $3,309 and a deferred tax benefit of $900. The provision for income taxes for the nine months ended July 31, 2007 consists of a current tax of $8,792 and a deferred tax benefit of $3,053.

[8] On July 14, 2008, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the period ending October 31, 2010. As of July 31, 2008, 19,700 shares were repurchased for approximately $452,500 [amounts not in thousands]. The shares were cancelled upon repurchase.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believes that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on CGH Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing  at an accelerating  rate. This increase has continued through fiscal 2007 and through the first nine months of fiscal 2008.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call Care-Evolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not out competitors since they are outside our regional footprint.

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

To date, neither our PSIMedica business unit nor Care-Evolve has produced significant revenues.

COMPARISON OF THIRD QUARTER 2008 VS THIRD QUARTER 2007

NET REVENUES:

Net revenues for the three month period ended July 31, 2007 were $65,961 as compared to $77,776 for the three month period ended July 31, 2008; which represents an 18% increase in net revenues. This increase is due to a 9% increase in patient count and a 9% increase in net revenues per patient due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended July 31, 2008 was approximately 1,042 thousand which was 9% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2007 was $68.08 compared to net revenue per patient of $74.11 for the three month period ended July 31, 2008, an increase of $6.03 or 9%.

COST OF SERVICES:

Cost of Sales increased from $32,467 for the three month period ended July 31, 2007 to $39,170 for the three month period ended July 31, 2008, an increase of $6,703 or 21% as compared to an 18% increase in net revenues.  This increase is 3% grater then the increase in net revenues, however, it is trending downward from the 28% increase in the second quarter of FY 2008.  Employee related expenses increased from $14,764 for the period ended July 31, 2007 to $18,154 for the period ended July 31, 2008, an increase of $3,390 or 23%.  This increase was driven by increases in technical, professional and semi-technical wages, however, at a rate 9% lower than what we experienced during the second quarter of the current fiscal year.  In addition, pick-up and delivery vehicle operating expenses (energy related costs) continue to have an impact on the cost of services.  Although, as energy prices subside, we expect to see this category’s impact reduced.

GROSS PROFITS:

Gross profits increased from $33,494 for the three month period ended July 31, 2007 to $38,606 for the three month period ended July 31, 2008; an increase of $5,112 or 15%. Gross profit margins decreased 1% during the current quarter.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2007 was $26,322 as compared to $30,289 for the three month period ended July 31, 2008, an increase of $3,967 or 15%. This increase is 3% less then the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $462 during the three month period ended July 31, 2008 from $639 during the three month period ended July 31, 2007. This decrease is due to a decrease in utilization and in the interest rates on the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the decrease in interest rates.

INCOME:

We realized net income of $4,737 for the three month period ended July 31, 2008, as compared to $4,189 for the three month period ended July 31, 2007; an increase of 13%.  Pre-tax income for the period ended July 31, 2007 was $6,598 compared to $7,915 for the period ended July 31, 2008, an increase of 20%.  The provision for income taxes increased from $2,409 for the three month period ended July 31, 2007 to $3,178 for the three month period ended July 31, 2008.

NINE  MONTHS 2008 COMPARED TO NINE  MONTHS 2007

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2007 were $180,636 as compared to $219,834 for the nine month period ended July 31, 2008.  This represents a 22% increase in net revenues. This increase is due to a 13% increase in patient counts and a 9% increase in revenue per patient due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the nine month period ended July 31, 2008 was approximately 3,055 million which was 13% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2007 was $65.69, compared to net revenue per patient for the nine month period ended July 31, 2008 of $71.36, an increase of $5.67 or 9%.

COST OF SERVICES:

Cost of Services increased to $113,396 for the nine month period ended July 31, 2008 from $90,425 for the nine month period ended July 31, 2007. This amounts to a $22,971, or a 25% increase in direct operating costs. This increase is 3% greater than the increase in net revenues of 22%.  However, this is trending downward from the 28% increase in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007. Employee related expenses increased by $11,005 (26%) and is down 6% from the six month period ended April 30, 2008. Pick-up and delivery vehicle operating expenses increased 34% year over year and continues to have an impact on cost of services.  This rate is down 15% from the 49% increase in the first six months of fiscal year 2008 as compared to the first six months of fiscal year 2007.

GROSS PROFITS:

Gross profits on net revenues, increased to $106,438 for the nine month period ended July 31, 2008 from $90,211 for the nine month period ended July 31, 2007; an increase of $16,227 (18%) primarily attributable to the increase in net revenues. Gross profit margins decreased 2 percent to 48 percent during the current period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2008 were $87,643 as compared to $73,592 for the nine month period ended July 31, 2007, an increase of $14,051 or 19%. This increase is 3% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $1,647 during the nine month period ended July 31, 2008 as compared to $1,746 during the nine month period ended July 31, 2007, a decrease of $99.  This decrease is due to a decrease in utilization and in the interest rates on the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the decrease in interest rates.

INCOME:

We realized net income of $9,313 for the nine months ended July 31, 2007 as compared to $10,372 for the nine month period ended July 31, 2008, an increase of $1,059 or 11%.  Pre-tax income for the period ended July 31, 2007 was $15,052, as compared to $17,356 for the period ended July 31, 2008, an increase of $2,304 (15%). The provision for income taxes increased from $5,739 for the period ended July 31, 2007, to $6,984 for the current nine month period.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2008 was $57,317 as compared to $48,747 at October 31, 2007; an increase of $8,570. Our cash position decreased by $1,172 during the current period. This was caused primarily by the cash payment of $1,917 to the prior owners of GeneDx in connection with the acquisition of GeneDx’s assets.  We reduced our short term debt by $5,815 and repaid $2,865 in existing debt. We had current liabilities of $59,046 at July 31, 2008. We generated $14,071 in cash from operations at July 31, 2008, compared to $3,118 in cash from operations for the nine month period ended July 31, 2007, an overall increase of $10,953 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $92,283 at July 31, 2008, an increase of $6,265 from October 31, 2007 or 7%. This increase was primarily attributable to increased revenue.  Cash collected during the nine month period ended July 31, 2008 increased 28% over the comparable prior year nine month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2008, decreased to 108 days; a decrease of 7 days, or 6%, from the  days that we reported at the end of fiscal year 2007.

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2008, the Company had elected to have $17,437 of the total advances outstanding converted into a Eurodollar rate loan with a variable interest rate of 4.295%.  The remaining outstanding advances were subject to the bank’s prime rate of interest.  At July 31, 2008, advances outstanding of $-0- were subject to interest at the bank’s prime rate.  As of July 31, 2008, the bank’s prime rate was 5.0%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2008, the Company utilized $17,437 of available unused credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx.  The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,444.44, plus interest at an annual rate of 6.85%.  The Balance on this note as of July 31, 2008 was approximately $3,542.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $46,826 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The Balance on this note as of July 31, 2008 was approximately $3,644.

On July 14, 2008, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010. As of July 31, 2008, 19,700 shares were repurchased under this plan for approximately $452,500 [amounts not in thousands].

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2008
Long - Term Debt	$7,920	$1,154
Capital Leases	4,917	2,266
Operating Leases	3,290	2,404
Purchase Obligations	34,941	9,632
Employment/Consultant Contracts	8,895	2,165
Total	$59,963	$17,621

Our cash balance at July 31, 2008 totaled $10,725 as compared to $11,897 at October 31, 2007.  In September 2006, we acquired certain assets of a Maryland genetics testing laboratory, GeneDx. We made a $5 million cash payment, delivered 230,947 shares of our unregistered common stock valued at $5 million, and assumed certain GeneDx liabilities to complete the acquisition. The Purchase Agreement also provides for an upside Contingent Payment, not to exceed $7 million, payable partly in cash and partly in stock, dependent upon the performance of GeneDx’s operations during the four twelve month measuring periods commencing October 1, 2006. The maximum amount payable with respect to the second measuring period is approximately $2 million. We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2008.

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

In March 2008 FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement is effective for all interim periods beginning Nov 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value of the Company’s Report.  If the book value of the unit is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value.

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

Accounting for Revenue

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. These estimated net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered and adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations for the period in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature.

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

Accounting for Income Taxes

We account for income taxes utilizing the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for tax loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

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

•                  adverse litigation results.

•                  liabilities that result from an inability to comply with new corporate governance requirements.

•                  failure to comply with the Sarbanes-Oxley Act of 2002.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At July 31, 2008, advances of approximately $-0- under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 5.0%.The Company elected to have $17,473 of advances outstanding at said date converted into a Eurodollar rate loan with a variable interest rate of 4.295%.

We estimate that our monthly cash interest expense at July 31, 2008 was approximately $183 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $21.

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

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 4 – Submission to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 17, 2008. At the meeting, the following two individuals were elected by the following vote to serve as Class II directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Sam Singer	12,501,269	613,945
Harry Elias	12,661,712	453,502

Our other directors whose term continued are as follows:

Marc D. Grodman	Class I Director
Howard Dubinett	Class I Director
Joseph Benincasa	Class III Director
Gary Lederman	Class III Director
John Roglieri	Class III Director

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

Date: September 5, 2008