Form 10-K/A
period 2007-10-31
BIO REFERENCE LABORATORIES INC
filed 2008-11-24
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT ON FORM 10-K

FILED PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

BIO-REFERENCE LABORATORIES, INC.

[Exact name of Registrant as specified in its charter]

Commission file number 0-15266

AMENDMENT NO. 1

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended October 31, 2007 as set forth in the pages attached hereto:

Item 8.	Financial Statements and Supplementary Data
Revised “Report of Independent Registered Public Accounting Firm”

Item 15.	Exhibits and Financial Statement Schedules
Updated Exhibit 23.1 – “Consent of Independent Registered Public Accounting Firm”

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
[Registrant]

Date: November 24, 2008

By	/S Sam Singer
Sam Singer
Senior Vice President
Principal Financial and Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
   Bio Reference Laboratories, Inc.
   Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio Reference Laboratories, Inc. and its subsidiaries as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended October 31, 2007. We also have audited Bio Reference Laboratories, Inc. internal control over financial reporting as of October 31, 2007, based on criteria established in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bio Reference Laboratories, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio Reference Laboratories, Inc. as of October 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended October 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bio Reference Laboratories, Inc. maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moore Stephens, P.C.
MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
January 4, 2008