Form 10-K
period 2008-10-31
BIO REFERENCE LABORATORIES INC
filed 2009-01-14
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 159d) OF THE SEUCIRITES

EXHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer.” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $297,400,000 based upon the last sale price for the Common Stock on April 30, 2008, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 5, 2009, there were 13,788,343 shares of Common Stock issued and outstanding

PART I

Item. 1. - Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process nearly 4.1 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

In 2006 we acquired GeneDx, a diagnostic genetic testing laboratory providing services to national and international customers. GeneDx specializes in testing for rare and complex genetic conditions through the use of DNA sequencing. In 2007 we introduced the first commercially available genome-wide oligonucleotide microarray analysis testing useful for the diagnosis of, among other conditions, developmental disorders, which has significantly grown GeneDx’s business. The success and growth of GeneDx can be attributed to both the unique nature of our testing and the highly experienced clinicians and researchers who run the business.

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

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generates approximately $52 billion in annual revenue.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 55% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 40% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

Capitalize on our position within the clinical market

Lead in the providing of medical information

Provide the highest quality service

Pursue strategic growth opportunities

Services

The clinical laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 50% and esoteric testing generates approximately 50% of our net revenues. The net revenue generated by our GeneDx and our CareEvolve subsidiaries were 3.94% and .82% in fiscal 2007, respectively and 5.7% and .74% in fiscal 2008, respectively as a percentage of total revenue.

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

Microbiology (the study of microscopic forms of life)

Oncology (the study of abnormal cell growth)

Serology (the study of body fluids)

Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetic testing at our leased facilities in Elmwood Park, NJ and Milford, Massachusetts and genetic testing at our GeneDx leased facilities in Gaithersburg, Maryland.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2008, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2006, 2007, and 2008.

	October 31
	2008	2007	2006

Direct Patient Billing	4%	3%	4%
Commercial Insurance	47%	46%	44%
Professional Billing	23%	25%	24%
Medicare	24%	24%	26%
Medicaid	2%	2%	2%
	100%	100%	100%

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

Strategic Growth Opportunities

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the four years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2008 as well as for the fiscal year ended October 31, 2007, the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock with respect to each such year. These amounts have been accrued and are reflected in our financial statements. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Calendar year 2008 marked the final year of a five-year freeze on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us.  For the first time in five years, as of January 1, 2009, laboratories will receive a 4.5% across the board increase in reimbursements.

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

Laboratory Developed Tests (“LDTs”)

Complex laboratories such as BioReference frequently develop testing procedures to provide diagnostic results to customers for tests which are not available using Federal Drug Administration (FDA) approved methods. These tests have been traditionally offered by nearly all complex laboratories for the last few decades. The FDA has been considering changes in the way laboratories are allowed to offer these LDTs. While changes have been considered for some time now, the potential for FDA involvement appears greater now than in the past. Currently all such tests are conducted and offered under approval by CLIA and individual state licensing procedures; the FDA is considering requiring FDA approval on a portion of those currently non-FDA approved tests. There is an associated risk for BioReference that some of the tests that it currently offers might need to be subject to approval by the FDA; there are currently no formal definitions, procedures or FDA processes on how such approvals would be handled.

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

Intellectual Property

BioReference, primarily through its wholly-owned subsidiary, GeneDx, but additionally through its primary laboratory in Elmwood Park has in the past, and may in the future, have the need to deal with intellectual property issues, such as patent issues, trademark issues and copyright issues. BioReference diligently researches all matters that may give rise to an intellectual property issue and has taken substantial legal steps to make sure that all such matters are fully considered and understood. In certain instances the issues are not apparent and in some other cases, BioReference believes that the current intellectual property law may not be appropriate to current conditions or may be in a transitional state of change and BioReference may challenge the law in such instances. There is an associated risk with such challenges that could force BioReference to stop or change a testing procedure in certain instances or could possibly result in financial expense as a result of the Company’s decision.

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

Employees

At October 31, 2008, we had 1,484 full-time and 423 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Risks Associated with Growth:

                Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the next four years could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2008 as well as for the fiscal year ended October 31, 2007, the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock with respect to each such year. These amounts have been accrued and are reflected in our financial statements. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

                        The public and the federal government continue to focus attention on reforming the healthcare system in the United States. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. We benefited from a partial restoration of the former reimbursement rates in fiscal 2007. Furthermore, several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us. For the first time in five years, as of January 1, 2009, laboratories will receive a 4.5% across the board increase in reimbursements.

Uncertainties Related to Accounts Receivable

All of our services are rendered based upon a fee for services list. We assume the financial risk related to collection of these receivables such as:

Delays attendant to reimbursement by third party payors

Difficulties in gathering complete and accurate billing information

Inability to collect accounts

Long collection cycles

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, has adversely affected our cash flow from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

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

Dependence on Bank Financing

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2008, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 4.0%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2008, the Company was utilizing $18,831,000 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69,000, plus interest at an annual rate of 6.85%.  The balance on this note as of October 31, 2008 was approximately $3,333,000.

In January 2007, the Company issued a ten year term note of $4,100,000 for the financing of equipment.  The note is payable in equal monthly installments of $47,000 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of October 31, 2008 was approximately $3,564,000.

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

Factors In Place To Discourage Takeover Attempts

The substantial percentage ownership of our outstanding Common Stock by our executive officers and directors; our charter provision providing for a staggered board of directors so that only one-third of the board is elected each year to serve a three year term; and the requirement that the holders of not less than 80% of our outstanding Common Stock must approve any merger, consolidation, asset sale or acquisition of the Company not approved by the board of directors may discourage attempts by third parties to tender for or otherwise obtain control of the Company, even if such an attempt might be deemed beneficial to the Company and its shareholders. See Item 11 — “Employment Agreements with Executive Officers” as to employment agreements signed by the Company which provide for substantial Severance Payments upon termination of employment in the event of a Change in Control of the Company. These Severance Payment provisions may also discourage attempts by third parties to tender for or otherwise obtain control of the Company.

Item 1B. Unresolved Staff Comments

The Company has received a comment letter from the staff (the “Staff”) of the Securities and Exchange Commissions regarding its periodic and current reports under the Exchange Act. Two of the comments have not yet been resolved.

The first comment related to the provision in the GeneDx acquisition agreement which required the stock portion of the upside contingent purchase price to be valued at the value per share of the closing date stock value (i.e. $21.65 per share). The Staff contends that the value of the stock portion of the upside contingent purchase price payments should be determined based on its fair value when the contingency is resolved. It is the Company’s position that any revaluation of the stock portion of the upside contingent purchase price payment would be quantitatively insignificant and would have no material effect on the Company’s financial statements.

The second comment requested an analysis to support the Company’s position that segment reporting is not required for its GeneDx and CareEvolve operations. The Company is in the process of responding to this comment. The Company’s position is that the threshold levels have not been exceeded requiring segment reporting for these two operations. GeneDx’s and CareEvolve’s revenues in fiscal 2007 were less than 4% and 1% and in fiscal 2008, less than 6%, and 1%, respectively, of the Company’s consolidated revenues. In addition, BioReference and GeneDx basically provide laboratory testing services to the same class of customers and must meet similar regulatory requirements. The Company also believes that GeneDx and BioReference have other similar economic characteristics so that separate segment reporting for GeneDx is not required.

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2008.

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

Item 3. - Legal Proceedings

 At October 31, 2008 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - Submission of Matters to a Vote of Security Holders

 No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2008.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity

Our Common Stock is listed for trading on The NASDAQ Global Market System under the symbol “BRLI”. It traded on the NASDAQ Small Cap System from November 24, 1993 until March 26, 2002 when our application to list our Common Stock on the NASDAQ Global Market System was approved.

The following table sets forth the range of high and low closing bid prices for our Common Stock for the periods indicated, as derived from reports furnished by Pink Sheets LLC. Such quotations represent prices between dealers, do not include mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year	Bid Prices

2007
First Quarter	$25.56	$21.96
Second Quarter	26.95	23.49
Third Quarter	28.41	24.66
Fourth Quarter	35.10	26.09

2008
First Quarter	$35.21	$26.92
Second Quarter	28.99	23.95
Third Quarter	25.81	20.64
Fourth Quarter	30.71	20.48

On January 9, 2009 the last sale price for the Common Stock on NASDAQ was $23.57 per share.

At October 31, 2008, the number of record owners of the Common Stock was 342. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 230,947 shares of our Common Stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $21.65 per share, the average closing price for the Common Stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. An additional 11,548 shares of our Common Stock were issued to the prior owners of GeneDx in December 2007, as a result of GeneDx achieving certain operating results during the first annual measuring period following the closing of the acquisition.  In December 2008 an additional 11,548 shares of our common stock were issued to the prior owners of GeneDx, as a result of GeneDx achieving certain operating results during the second annual measuring period following the closing of the acquisition.

A restrictive legend was placed on the certificates for the 230,947 shares and each of the 11,548 share installments and stop transfer instructions were issued against the shares. The sellers represented that they were acquiring the stock for investment and not with a view to distribution. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Act on the basis that the transaction did not involve a public offering.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On October 31, 2007 the June 1, 2005 Board of Directors Authorization for the repurchase of up to 500,000 shares of the Company’s common stock expired.  No shares had been repurchased under this plan.

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2008 the Company repurchased 19,700 shares at a cost of approximately $452,000. The shares were canceled upon repurchase

Item 6. -  Selected Financial Data

	[In Thousands Except Per Share Data]
	October 31
	2008	2007	2006	2005	2004

Operating Dada:
Net Revenues	$301,071	$250,431	$193,134	$163,896	$136,184
Cost of Services	$153,831	$124,029	$96,079	$83,352	$68,201
Gross Profit	$147,240	$126,402	$97,055	$80,544	$67,983
General and Administrative Expenses	$118,683	$101,345	$79,074	$67,937	$55,163
Income From Operations	$28,557	$25,057	$17,981	$12,607	$12,820
Other Expenses – Net	$1,866	$2,150	$1,239	$1,118	$634
Provision for Income Tax Expense	$11,074	$8,950	$5,451	$3,868	$3,670
Net Income	$15,617	$13,957	$11,291	$7,621	$8,516
Net Income Per Share	$1.13	$1.02	$.86	$.60	$.71
Net Income Per Share - Diluted	$1.12	$1.01	$.85	$.58	$.67
Balance Sheet Data:
Total Assets	$171,969	$154,574	$120,473	$88,373	$72,151
Total Long-Term Liabilities	$9,439	$9,557	$7,112	$4,934	$4,520
Total Liabilities	$70,429	$69,307	$51,694	$37,658	$31,478
Working Capital	$58,561	$48,747	$39,994	$30,515	$23,815
Shareholder’s Equity	$101,540	$85,267	$68,779	$50,715	$40,673
Other Data:
Net Cash – Operating Activities	$18,876	$5,897	$5,200	$2,899	$5,026
Net Cash – Investing Activities	$(9,901)	$(7,774)	$(4,676)	$(4,990)	$(6,762)
Net Cash – Financing Activities	$(8,176)	$4,820	$4,127	$(287)	$4,451

Item 7. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a clinical laboratory located in northeastern New Jersey. Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; under certain circumstances, we provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases. We have also developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the label under which we provide our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and BioReference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on CGH Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing at an accelerating rate. This increase has continued through fiscal 2008.

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

Results of Operations (In thousands, except per patient data)

Fiscal Year 2008 Compared to 2007

NET REVENUES:

Net Revenues for the year ended October 31, 2008 were $301,071 as compared to $250,431 for the year ended October 31, 2007; this represents an 20% increase in net revenues. This increase is due to an 11% increase in patients serviced and a 9% increase in net revenue per patient. Our laboratory operations had net revenues of $298,543 in fiscal 2008.

The number of patients serviced during the year ended October 31, 2008 was 4,085, which was 11% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2008 was $73.09 compared to net revenue per patient for the year ended October 31, 2007 of $67.14, an increase of $5.95 or 9% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2008 was $153,831 as compared to $124,029 for the year ended October 31, 2007, an increase of 24%. This increase is related to the increase in net revenues of 20%. Reagent, laboratory and medical supplies increased at a year over year rate of 25% reflecting a significant increase in the more expensive tests that we offer from payers who reimburse at lower rates than our traditional business trends. In addition, phlebotomy salaries increased 35% when compared to the prior comparable period. Also, pick-up and delivery vehicle operating expenses (energy related costs) continued to have an impact on cost of services. As energy prices subside, we expect to see this category’s impact reduced during the coming fiscal year.  We have introduced some new testing platforms and methodologies over the last year and have seen a modest research and development increase in the cost of introducing new tests.

GROSS PROFIT:

Gross profit on net revenues increased to $147,240 for the year ended October 31, 2008 from $126,402 for the year ended October 31, 2007; an increase of $20,838 (16%), primarily attributable to the increase in net revenues. Gross profit margins decreased by 1% during the current fiscal yar driven by increased expenses outlined above.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2008 were $118,683 as compared to $101,345 for the year ended October 31, 2007, an increase of $17,338 or 17%. This increase is 3% less than the increase in net revenues and includes moderate increases to our marketing and sales expenses.

INTEREST EXPENSE:

Interest expense decreased from $2,410 during the year ended October 31, 2007 to $2,135 during the year ended October 31, 2008; a decrease of $275. This decrease is due to a decrease in utilization and in the interest rates on the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the decrease in interest rates.

NET INCOME:

We realized net income of $15,617 for the twelve month period ended October 31, 2008 as compared to $13,957 for the twelve month period ended October 31, 2007, an increase of 12%.

Pre-tax income for the period ended October 31, 2008 was $26,691, as compared to $22,907 for the period ended October 31, 2007, an increase of $3,784 (17%) and was caused primarily by an increase in direct expenses in relation to an increase in net revenues.  The provision for income taxes increased from $8,950 for the period ended October 31, 2007, to $11,074 for the current twelve month period.

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

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2007 were $101,345 as compared to $79,074 for the year ended October 31, 2006, an increase of $22,271 or 28%. This increase is related to the increase in net revenues of 30%

INTEREST EXPENSE:

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

Liquidity and Capital Resources (Dollars in thousands except for the $5 million term loan, the equipment financing loan, and their repayment terms as well as the GeneDx contingent payments)

For the Fiscal Year Ended October 31, 2008

Our working capital at October 31, 2008 was approximately $58,561 as compared to approximately $48,747 at October 31, 2007, an increase of $9,814. Our cash position increased by approximately $799 during the current period. We decreased our short term borrowing by approximately $4,421 and repaid approximately $3,800 in existing debt. We had current liabilities of approximately $60,990 at October 31, 2008. We generated approximately $19,000 in cash from operations, an increase of approximately $13,000 as compared to the year ended October 31, 2007.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $93,718 at October 31, 2008, an increase of approximately $7,700 from October 31, 2007, or 9%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2008 increased 26% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2008	2007	2006
Gross Revenues	$1,039,030	$779,953	$522,117
Contr. Adjustments and Discounts	737,959	529,522	328,983
Net Revenues	301,071	250,431	193,134
Percent of Contractual Adjustments and Discounts To Gross Revenues	71.0%	67.9%	63.0%

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2008, 2007, and 2006. Between 2007 and 2008, contractual adjustments increased approximately 310 basis points. The most significant factor in this increase was the increase in market share caused by the acquisition of contracts with low reimbursement third party payors.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which such actions will be taken.  For the first time in five years, as of January 1, 2009, laboratories will receive a 4.5% across the board increase in reimbursements.

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

FY 2008

	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$3,655	20%	$2,930	16%	$2,627	14%	$9,114	50%	$18,326	100%
Medicare	19,019	54%	5,360	15%	1,921	5%	8,861	25%	35,161	100%
Medicaid	3,721	28%	2,841	22%	2,312	18%	4,325	33%	13,199	100%
Pro Bill	10,275	63%	1,702	10%	1,834	11%	2,484	15%	16,295	100%
Comm. Ins	53,022	51%	18,263	18%	8,111	8%	24,363	23%	103,759	100%
Total	$89,692	48%	$31,096	17%	$16,805	9%	$49,147	26%	$186,740	100%

FY 2007

	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$2,621	19%	$1,818	13%	$1,548	11%	$7,952	57%	$13,939	100%
Medicare	14,197	47%	4,091	13%	2,293	8%	9,943	33%	30,524	100%
Medicaid	3,379	24%	2,486	17%	2,374	17%	6,139	43%	14,378	100%
Pro Bill	9,128	60%	2,466	16%	558	4%	3,187	21%	15,339	100%
Comm. Ins	42,431	42%	14,582	14%	11,236	11%	33,839	33%	102,088	100%
Total	$71,756	41%	$25,443	14%	$18,009	10%	$61,060	35%	$176,268	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2007 and 2008 were 115 and 107, respectively, a decrease of approximately 7%. These changes are exaggerated by our primary marketplace, the physician office marketplace. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has decreased to 26% as of October 31, 2008 as compared to 35% as of October 31, 2007.

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2008, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest at 4.0%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2008, the Company was utilizing $18,831 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The Balance on this note as of October 31, 2008 was approximately $3,333.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of October 31, 2008 was approximately $3,564.

In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the four years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2008 as well as for the fiscal year ended October 31, 2007, the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock with respect to each such year. These amounts have been accrued and are reflected in our financial statements.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2008 and 2007 was approximately 5.35% and 7.39%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013 and thereafter

Long-Term Debt	$6,904	$1,180	$1,194	$1,217	$1,243	$2,069

Capital Leases	$5,732	$2,469	$1,807	$1,051	$405	$-0-

Operating Leases	$2,829	$2,294	$455	$62	$14	$5

Purchase Obligations	$49,691	$17,042	$15,153	$9,432	$6,446	$1,618

Long-Term Liabilities under Employment and Consultant Contracts	$12,622	$3,976	$3,568	$3,069	$1,469	$540
Total	$77,778	$26,961	$22,177	$14,831	$9,577	$4,232

Our cash balances at October 31, 2008 totaled approximately $12,696 as compared to approximately $11,897 at October 31, 2007.  We believe that our cash position, the anticipated cash generated from future operations,  and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2008. However, we will be making an approximately two million dollar payment to the prior owners of GeneDx during the first quarter of fiscal year 2009. Therefore, we have approximately $10,700 in cash and approximately $21,200 of credit availability through our PNC credit line.

We do not have any off-balance sheet items.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In May 2008, the FASB issued two new Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  FAS #162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement is not expected to have a material impact on the reporting of our results of operations. FAS #163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of our results of operations.

In March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement is effective for all interim periods beginning November 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

In December 2007 the FASB issued FAS  141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements”  These statements are effective for fiscal years, and interim periods within those fiscal years in the case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations.

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

Together these statements are not currently expected to have a significant impact on the entity’s consolidated financial statements. A significant impact may however be realized on any future acquisition(s) by this Company. The amounts of such impact can not be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods.

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

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period that was material in nature.

Accounting for Employment Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan Adoption Agreement, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $457,544 for 2008, $359,177 for 2007, and $225,971 for 2006. The Employer contribution will be fully vested after the third year of service.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “ Risk Factors” as well as elsewhere herein including:

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

We do have exposure to both rising and falling interest rates. At October 31, 2008, advances of approximately $18,831,000 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 4.0%.

We estimate that our monthly cash interest expense at October 31, 2008 was approximately $177,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $16,000.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated

Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of October 31, 2008 is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. MSPC, Certified Public Accountants and Advisors, a Professional Corporation, an independent registered public accounting firm, has audited our internal control over financial reporting and has expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of October 31, 2008.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	57	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	57	Executive Vice President, Chief Operating Officer and Director

Sam Singer	65	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	59	Director

Harry Elias(a)(c)(e)	78	Director

Gary Lederman, Esq. (b)(c)(e)	74	Director

John Roglieri, M.D. (a)(d)(e)	69	Director

(a)	Member of the Audit Committee
(b)	Chairman of the Audit Committee
(I)	Member of the Compensation Committee
(d)	Chairman of the Compensation Committee
(e)	Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2008. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Regulation S-K promulgated by the SEC.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2008. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

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

Since January 2005, Dr. Grodman has been a member of the Board of Directors, and since April 2008, Chairman of the American Clinical Laboratory Association, an industry organization comprised of the largest and most significant commercial clinical laboratories in the United States. Other Board members include the chief executive officers of Quest Diagnostics and Laboratory Corporation of America.

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

Harry Elias became a Director of the Company in March 2004. Mr. Elias commenced his employment in sales and marketing with JVC Company of America (“JVC”) in 1967, subsequently being appointed as JVC’s Senior Vice President of Sales and Marketing in 1983 and as Executive Vice President of Sales and Marketing in 1990. In 1995, Mr. Elias was named as JVC’s Chief Operating Officer, a position he occupied until April 2003 when he resigned his positions upon his appointment as JVC’s “Honorable Chairman.” JVC, a distributor of audio and video products headquartered in Wayne, New Jersey is the wholly owned United States subsidiary of Victor Company of Japan, a manufacturer of audio and video products headquartered in Japan. In January 2005, after retiring from JVC, Mr. Elias was appointed Chairman of the Board of and commenced to serve as a consultant to AKAI USA, the sole distributor in the United States of electronic products produced by AKAI, a Chinese manufacturer. Mr. Elias retired from AKAI in 2007 and currently is self-employed as a Business Consultant.

Gary Lederman, Esq. became a Director of the Company in May 1997. He received his B.A. degree from Brooklyn College in 1954 and his J.D. degree from NYU Law School in 1957.  He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance. He served on an institutional review board for RTL, a pharmaceutical drug testing laboratory until his retirement in February 2007.

John Roglieri, M.D. became a Director of the Company in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Masters degree from Columbia University’s School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington, D.C..  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was Director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President, Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also Director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the Corporate Medical Director of NYLCare, a managed care subsidiary of New York Life Insurance Company (“New York Life”). Dr. Roglieri was chief medical officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been a Medical Director for New York Life in Manhattan. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journals Managed Care and Seminars in Medical Practice, and is a subject of biographical record in Who’s Who in America.

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

James Weisberger, M.D. (Age 53) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T.  Todd, Jr.  (Age 57) is a Senior Vice President engaged in  Sales. Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation (“GenCare”), a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University from where he received a B.S. degree in Finance in 1974.

Richard Faherty (Age 62) serves as the Company’s Chief Information Officer and oversees the Company’s two informatics operations. Mr. Faherty provided custom programming and system analysis services to GenCare from 1987 until its acquisition by the Company in 1995. He became a consultant to the Company in 1995 in the information technology area and an employee in 1999. Mr. Faherty is a graduate of the University of Notre Dame (1968) and the Fordham Law School (1975).

John W.  Littleton (Age 48) joined the Company in September 2002 as a Vice President engaged in Sales.  Prior to joining the Company, Mr.  Littleton was Vice President of Sales for Specialty Laboratories and the Northeast Regional Vice President of Sales for Quest Diagnostics.  He received a B.A.. degree from Seton Hall University in 1983.

John Bennett, M.D., Scientific Advisory Board Chairman, is Professor Emeritus at the University of Rochester Medical Center, Rochester, New York.  Dr.  Bennett has long been recognized as an intellectual force in the treatment and understanding of leukemias, lymphomas and other cancer-related diseases.  He established the French-American-British (FAB) Leukemia Working Group and is one of the world’s leading authorities on Myelodysplasia.  He is founder and Chairman of the MDS Foundation, as well as Editor of the Journal of Leukemia Research. Dr.  Bennett is currently Professor Emeritus and former Head of the Medical Oncology Unit at the University of Rochester Medical Center and formerly was a Professor of Oncology in Medicine, Pathology and Laboratory Medicine at the University of Rochester Medical School.  For nearly four decades, Dr.  Bennett has been honored by the medical community as an expert in the field of oncology as evidenced by the numerous chairs he has held in prestigious societies and committees and his authorship of more than 400 publications in peer review journals, the majority of which are in the area of hematologic malignancies.  Dr. Bennett earned his B.A. from Harvard University and his M.D. from Boston University. He served his residency in medicine at Beth-Israel Hospital, Boston, Massachusetts and completed a fellowship in hematology at Boston City Hospital. He headed the Morphology and Cytochemistry Section of the Clinical Center at the National Institute of Health (“NIH”) before joining the faculty at the University of Rochester. Dr. Bennett serves the Company in an advisory capacity as chairman of our Scientific Advisory Board.

Sherri Bale, Ph.D., FACMG joined the Company in September 2006, when BioReference Laboratories acquired the operating assets of GeneDx. She received her M.S. and Ph.D. degrees from the University of Pittsburgh, and her post-doctoral training in medical genetics at the NIH. She is an American Board of Medical Genetics-Certified Ph.D. — Medical Geneticist and Founding Member of the American College of Medical Genetics. She founded GeneDx with Dr. John Compton, also a long-time NIH scientist, after 16 years at the NIH. For the past eight years, she has served as President and Clinical Director of GeneDx, which specializes in developing and providing molecular diagnostic tests for rare hereditary disorders. She has authored more than 125 peer-reviewed papers, book chapters, and books in the field. She serves on numerous Boards of patient advocacy and non-profit organizations, and is a member of the Faculty of the Metropolitan Medical Genetics Training Program of the National Human Genome Research Institute, NIH, in Bethesda, MD. She holds a second degree black belt in judo.

John Compton, Ph.D., (Age 60) serves as Scientific Director and Co-President of GeneDx Inc., the operating assets of which were acquired by BioReference Laboratories in September 2006. He has 25 years experience in the development and application of molecular biological techniques to answer questions about genetics and epidermal differentiation, and has authored more than 60 publications in the field. He holds B.S. degrees in Physics and Biology from MIT, received his Ph.D. from the University of California, Berkeley in Biophysics, and did his post-doctoral training in protein-DNA interactions at the Baylor College of Medicine. Following six years as an independent investigator at the Jackson Laboratory, he joined the Laboratory of Skin Biology in the NIAMS at the NIH in 1991 where he was Staff Scientist in the Genetic Studies Section until 2000, when he and NIH colleague Sherri Bale formed GeneDx to develop and provide molecular genetic testing in rare hereditary disorders. In 2003 they were jointly awarded the Entrepreneur of the Year award by the Technology Council of Maryland. John is also in his eighth year as Mayor of the Town of Washington Grove, MD.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2008, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11 – Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the years ended October 31, 2007 and 2008 to our three executive officers and to our two other most highly compensated senior management employees during the period. All of our group life, health, hospitalization or medical reimbursement plans, if any, as well as our 401(k) plan, do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(d) (1)	Stock Awards ($)(e)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)(3)	Total ($)(j)
Marc D. Grodman M.D.	2007	$852,000	-0-	-0-	-0-	$85,200	-0-	$96,230	$1,033,430
President and Chief Executive Officer	2008	910,877	-0-	-0-	-0-	-0-	-0-	101,424	1,012,301
Howard Dubinett	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$40,070	$395,755
Executive Vice President and Chief Operating Officer	2008	362,935	-0-	-0-	-0-	-0-	-0-	40,070	403,005
Sam Singer	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$39,822	$395,507
Senior Vice President and Chief Financial Officer	2008	362,935	-0-	-0-	-0-	-0-	-0-	39,739	402,674
Richard Faherty	2007	$438,750	-0-	-0-	-0-	$43,875	-0-	$167,187	$649,812
Chief Information Officer	2008	486,540	-0-	-0-	-0-	-0-	-0-	139,962	626,502
Charles T. Todd, Jr.	2007	$385,500	-0-	-0-	-0-	$38,550	-0-	$10,184	$434,234
Senior Vice President – Sales	2008	505,237	-0-	-0-	-0-	-0-	-0-	13,116	518,353

(1) Under SEC disclosure rules, the term “bonus” does not include awards that are performance based. As a result of this definition, payments under our 2007 Incentive Bonus Plan for Senior Management are not considered “bonuses” and are reported under the column captioned “Non-Equity Incentive Plan Compensation”.

(2) The 2007 Senior Management Incentive Bonus Plan adopted by the Compensation Committee provided for bonuses as a percentage of salary to be paid to designated members of Senior Management (twelve in total) to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. The amounts in column (g) reflect the cash awards to the named officers under the 2007 Senior Management Incentive Bonus Plan. No bonuses were earned under the Plan with respect to fiscal 2008.

(3) The amounts in column (i) All Other Compensation are detailed below.

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2007
Marc D. Grodman	$20,900	$5,330	$70,000	$-0-		$96,230
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,822	-0-	25,000	-0-		39,822
Richard Faherty	28,109	1,673	-0-	137,408	(b)	167,190
Charles Todd Jr.	9,385	799	-0-	-0-		10,184

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2008
Marc D. Grodman	$23,020	$8,404	$70,000	$-0-		$101,424
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,739	-0-	25,000	-0-		39,739
Richard Faherty	28,021	-0-	-0-	111,941	(b)	139,962
Charles Todd Jr.	9,937	3,179	-0-	-0-		13,116

(a) See “Split Dollar Life Insurance” herein

(b) Mr. Faherty rents an airplane to the Company (when the Company’s owned airplane is unavailable) for corporate flights. Such rentals totaled  $71,108 in fiscal 2008 and $55,965 in fiscal 2007. In addition, a separate corporation of which Mr. Faherty is the majority shareholder provided networking, data reporting and programming services to the Company in fiscal 2008 and fiscal 2007 for which it received $40,833 and $81,713 in compensation respectively.

Employment Agreements with Named Officers

Dr. Grodman serves as our President and Chief Executive Officer pursuant to a seven-year employment agreement which expires on October 31, 2011. Dr. Grodman has the right to elect to cancel the employment agreement effective at the end of any calendar month commencing October 31, 2008 on not less than 90 days prior written notice, subject to a six month non-competition restriction. The employment agreement is automatically renewable for additional two year periods subject to the right of either party to elect not to renew at least six months prior thereto. The employment agreement provides Dr. Grodman with minimum annual base compensation of $750,000 subject to annual percentage increases to the extent of annual percentage increases in the Consumer Price Index. Dr. Grodman’s minimum annual base compensation for fiscal 2009 as determined by the Compensation Committee is $965,180. The Compensation Committee can but is not required to increase Dr. Grodman’s compensation at the end of any fiscal year based upon his and the Company’s performance. The employment agreement also provides Dr. Grodman with business use of an automobile leased by the Company and participation in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The employment agreement contains provisions governing in the event of Dr. Grodman’s partial or total disability and provides for termination for cause or in the event of Dr. Grodman’s death. Dr. Grodman has the right to terminate the employment agreement in the event of a material change in his duties and responsibilities, the relocation of the Company’s principal executive offices from Elmwood Park, New Jersey to a location more than fifty miles distant or a material breach of the employment agreement by the Company (including a reduction in Dr. Grodman’s benefits under the agreement). In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate the agreement. In that event, he will be entitled to be paid a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the Date of Termination, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Dr. Grodman.

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which has been extended through October 31, 2009.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Dubinett’s minimum annual base compensation for fiscal 2009 as determined by the Compensation Committee is $381,425. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement which has been extended through October 31, 2009, Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Singer’s minimum annual base compensation for fiscal 2009 as determined by the Compensation Committee is $381,425. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

Mr. Faherty serves as Chief Information Officer and Director of Information Services pursuant to an employment agreement currently due to expire on October 31, 2011. Mr. Faherty’s initial Base Compensation of $400,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Faherty’s use; (ii) participation in fringe benefit and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Faherty’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code.

Mr. Todd serves as a Senior Vice President in Sales pursuant to an Employment Agreement currently due to expire on October 31, 2011. Mr. Todd’s initial Base Compensation of $350,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Todd’s use; (ii) participation in fringe benefits and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Todd’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control as of October 31, 2008

The following table sets out the payments that could be paid to each of our three executive officers and to our two other most highly compensated senior management employees upon termination of employment due to death, disability, for Good Reason or a Change in Control, in each case occurring as of October 31, 2007.

Employee
Fiscal Year 2008	Disability(a)	Good Reason(b)	Death(c)	Change in Control(d)
Marc D. Grodman M.D.	$1,366,300	$2,732,600	$7,861,374	$2,253,250
Howard Dubinett	362,900	362,900	1,334,550	876,152
Sam Singer	362,900	362,900	768,295	877,175
Richard Faherty	486,500	1,459,600	243,300	1,170,738
Charles Todd, Jr.	505,200	1,515,700	252,618	973,093

(a) Dr. Grodman’s employment agreement entitles him to monthly compensation at his then current Base Compensation for 18 months in the event of his Total Disability. The employment agreement of each of the other employees listed in the table entitles the employee to monthly compensation at his then current Base Compensation for twelve months in the event of his Total Disability.

(b) “Good Reason” entitling the employee to voluntarily terminate his employment agreement includes assignment of duties inconsistent with his current duties, reduction of his Base Compensation, relocation of the Company’s principal executive offices to a location more than 50 miles from the current location and other breaches by the Company of the employment agreement. In the event of his voluntary termination for “Good Reason”, each of the employees listed in the table is entitled to be paid his monthly Base Compensation until completion of his current Employment Period which is as follows: Dr. Grodman — until October 31, 2011; Messrs. Dubinett and Singer – until October 31, 2009; and Messrs. Faherty and Todd — until October 31, 2011.

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

(d) In the event of a termination of employment after a “Change in Control” of the Company, the employee is entitled to receive a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid or payable by the Company in connection with his employment and included in his gross income as compensation income for the five calendar years preceding the calendar year in which the Change in Control occurred, subject to the provisions of Section 409-A of the Internal Revenue Code

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,542,000 and $1,422 ,000 at October 31, 2008 and October 31, 2007, respectively. At those dates, the net cash surrender value of the three current policies aggregated approximately $1,225,000 and $1,054,000, respectively and is recorded on the books of the Company at these values.

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

Under the 1989 Plan, the exercise price of an option designated as an ISO could not be less than the fair market value of the Common Stock on the date the option was granted.  However, in the event an option designated as an ISO was granted to a 10% shareholder (as defined in the 1989 Plan) such exercise price was required to be at least 110% of such fair market value.  Exercise prices of NQOs could be less than such fair market value.  The aggregate fair market value of shares subject to options granted to a participant which are designated as ISOs which first become exercisable in any calendar year could not exceed $100,000. All options under the 1989 Plan were required to be granted before the Plan’s July 1999 Termination Date so that no further options can be granted under the 1989 Plan. At October 31, 2008, there were no outstanding ISOs under the 1989 Plan.

The 2000 Plan

On August 25, 2000, the Board of Directors adopted the 2000 Employee Incentive Stock Option Plan (the “2000 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of ISOs which may be granted under the 2000 Plan.  Stockholders ratified the adoption of the 2000 Plan at our December 14, 2000 Annual Meeting of Stockholders. During fiscal 2008, no options were granted under the 2000 Plan. During fiscal 2008, ISOs issued under the 2000 Plan to purchase an aggregate 4,500 shares at exercise prices ranging from $5.94 to $8.40 per share were exercised and as a result, at October 31, 2008, there were outstanding ISOs under the 2000 Plan exercisable to purchase an aggregate 157,000 shares at exercise prices ranging from $5.52 to $15.334 per share.

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

The 2003 Plan

On June 3, 2003, the Board of Directors adopted the 2003 Employee Incentive Stock Option Plan (the “2003 Plan”) reserving an aggregate 800,000 shares of Bio-Reference Common Stock for issuance upon exercise of  ISOs which may be granted under the 2003 Plan. Stockholders ratified the adoption of the 2003 Plan at our July 31, 2003 Annual Meeting of Stockholders. During fiscal 2008, ISOs were granted under the 2003 Plan exercisable to purchase 20,000 shares at an exercise price of $34.99 per share. In fiscal 2008, ISOs issued under the 2003 Plan to purchase 29,313 shares at exercise prices ranging from $12.22 to $21.46 per share were exercised and ISOs granted under the 2003 Plan exercisable to purchase 7,145 shares were canceled due to terminations of employment. As a result, at October 31, 2008, there were outstanding ISOs under the 2003 Plan exercisable to purchase an aggregate 244,280 shares at exercise prices ranging from $12.22 to $34.99 per share.

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

Non-Qualified Options (NQOs) and Warrants

At October 31, 2007, there were outstanding NQOs owned by one member of the Scientific Advisory Board exercisable to purchase an aggregate 15,000 shares at an exercise price of $7.94 per share. These NQOs expired unexercised in fiscal 2008.

See Note 11 of Notes to the Consolidated Financial Statements.

Option Grants to Our Three Named Executive Officers (and the Two Other Named Most Highly Compensated Senior Management Employees)  in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers or the two other named most highly compensated senior management employees in fiscal 2008.

Option Exercises and Stock Vested

At October 31, 2007 and at October 31, 2008, there were no outstanding options held by our three executive officers, the two other named most highly compensated senior management employees or any of our directors.

During Fiscal 2008 no options were exercised by any member of the Board of Directors.

DIRECTOR COMPENSATION

During fiscal 2008, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $13,750. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee was each compensated for serving as a Committee Chairman with an additional quarterly fee of $2,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2008.

Director	Director’s Committee
Fiscal Year 2008	Fees	Chairman Fees		Other		Total
Joseph Benincasa	$55,000	-0-		-0-		$55,000
Harry Elias	55,000	-0-		$527	(a)	55,527
Gary Lederman (b)	55,000	$11,000	(b)	-0-		66,000
John Roglieri M.D. (c)	55,000	11,000	(c)	-0-		66,000

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

Executive Compensation Philosophy

In view of the fact that our three named executive officers own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance. In addition, to further incentivize our executive officers as well as certain other members of senior management, in 2005, we established a Senior Management Incentive Bonus Plan designed to assist in the Company’s profitability. Bonuses under the Plan are earned and paid only to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. Plan criteria were met with respect to fiscal 2005 and 2007 so that bonuses were earned and paid, but no bonuses were earned or paid under the Plan with respect to fiscal 2006 or fiscal 2008 as the Plan’s targeted performances were not achieved.

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

The Compensation Committee has determined that the base salaries paid with respect to fiscal 2008, and the terms of the extension agreements with Messrs. Dubinett and Singer, were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2008 compared with the corresponding period in fiscal 2007. Furthermore, the compensation paid to Messrs. Grodman, Dubinett and Singer for fiscal 2008 comports with the Compensation Committee’s perception of base compensation levels of principal executives employed by other companies, both public and private.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the members of the Company’s Compensation Committee were:

John Roglieri M.D. – Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2008 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state;

(A)      We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2008 with the Company’s Management, and

(B)        Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2008

COMPENSATION COMMITTEE

By	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 4, 2009 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of
Beneficial Owner
Directors and	Shares of Common Stock	Percentage
Executive Officers*	Beneficially Owned(1)	Ownership

Marc D. Grodman(2)	1,503,104	11%
Howard Dubinett(3)	310,872	2%
Sam Singer(4)	132,416	1%
Joseph Benincasa	-0-	0%
Harry Elias	-0-	0%
Gary Lederman(5)	27,200	**
John Roglieri(6)	5,000	**
Executive Officers	1,978,592	14%
and Directors as a group
(seven persons)(2)(3)(4)(5)(6)
Other Greater than 5%
Beneficial Owner

Arbor Capital Management, LLC(7)	732,900	5%
120 South Sixth Street
Minneapolis, MN 55402

*                 The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**          Less than one (1%) percent.

(1)          Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 1,276,437 shares owned directly. Also includes 173,467 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 53,200 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 226,667 shares.

On October 12, 2006, Dr. Grodman established a Rule 10b-5-1 Sales Plan (the “Sales Plan”) with Bear Stearns & Co., Inc. (“Bear Stearns”) to facilitate sales of a variable number of Dr. Grodman’s shares of BRLI Common Stock (up to 200,000 shares) in variable pre-paid forward transactions (“Forward Transactions”) at a minimum per share sale price as specified in the Sales Plan. In connection with the contemplated Forward Transactions, Dr. Grodman pledged 200,000 shares of his BRLI Common Stock to secure his obligation to deliver a maximum aggregate 200,000 shares of Common Stock to Bear Stearns on the final settlement dates (approximately 23-25 months after each sale). The Sales Plan was terminated on December 21, 2006 at which date an aggregate 175,936 shares had been sold pursuant to the Forward Transactions. As prepayment for the pledge of these shares, Bear Stearns paid Dr. Grodman approximately $3,950,000 or approximately $22.46 per share. The number of shares that Dr. Grodman will be obligated to deliver on the final settlement dates will vary based upon the market prices of the Common Stock on such settlement dates. Dr. Grodman will benefit from any excess in the market prices of the Common Stock at the final settlement dates to the extent such prices exceed approximately $25.30 up to approximately $30.38 per share, by being able to deliver fewer shares. Until the final settlement dates, Dr. Grodman is deemed the beneficial owner of the pledged shares.

Based on the closing price for BRLI Common Stock on NASDAQ on November 18, 2008, the settlement date with respect to the first 66,666 shares of the aggregate 175,936 shares sold, Dr. Grodman transferred 66,666 of the pledged shares to Bear Stearns, now a division of J.P. Morgan, for which he had received a prepayment of $1,497,343. The net effect to Dr. Grodman is that on the initial settlement date, he sold 66,666 shares at a price of $22.46 per share.

Based on the closing price for BRLI Common Stock on NASDAQ on December 18, 2008, the settlement date with respect to the second 66,666 shares of the aggregate 175,936 shares sold, Dr. Grodman was obliged to deliver only 63,976 of the pledged shares to Bear Stearns for which he had received a prepayment of $1,497,272. The net effect to Dr. Grodman is that on the second settlement date, he sold 63,976 shares at a price of $23.40 per share.

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

(4)          Includes 122,016 shares owned directly, and 10,400 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 10,400 shares.

(5)          Includes 27,200 shares owned directly.

(6)          Includes 5,000 shares owned directly.

(7)          Arbor Capital Management, LLC (“Arbor”) in its capacity as an investment advisor may be deemed the beneficial owner of these 732,900 shares which are owned by investment advisory clients. In its Schedule 13G filing dated February 5, 2008 filed with the Securities and Exchange Commission, Arbor stated that to the best of its knowledge, these 732,900 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2008 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a)		(b)	(c) Number of Shares Remaining Available for Future Issuances Under Equity
	Number of Shares Issuable upon Exercise of Outstanding Options		Weighted-Average Exercise Price per Share of Outstanding Options	Compensation Plans (Excluding Shares) Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	383,780	(1)	$12.98	383,760	(2)

Equity Compensation Plans Not Approved by Stockholders	-0-		$-0-	-0-
Totals	383,780		$12.98	383,760

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s  2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

No material transactions occurred between the Company and related parties other than as reported elsewhere herein during fiscal 2008.

Director Independence

The Company’s “independent” directors as independence is defined by Rule 4200(a)(15) of The NASDAQ Stock Market Rules are as follows:

Joseph Benincasa

Harry Elias

Gary Lederman

John Roglieri M.D.

They also comprise all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC,  Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2008 and 2007. Moore Stephens and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

MSPC billed us approximately $235,120 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2008 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $232,300 in billings for such services for the fiscal year ended October 31, 2007. In addition, MSPC billed us approximately $17,500 in fiscal 2008 for its audit of our 401(k) Plan for calendar year 2007 as compared to approximately $17,500 of such fees in fiscal 2007 with respect to calendar year 2006.

(2)           Audit-Related Fees

MSPC billed us approximately $15,750 for due diligence fees incurred in relation to acquisitions during fiscal 2008 and approximately $97,750 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

MSPC billed us approximately $72,500 for tax services for fiscal 2008 and approximately $46,900 for tax services for fiscal 2007.

(4)           All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2008 or fiscal 2007 other than for services described in Item 14 (1), (2) and (3) herein.

(5)          Pre-Approval Policies and Procedures

The engagement of MSPC to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15. –	Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

	The following financial statements of the Company are included in Part II, Item 8

		Page to Page

	Report of Independent Registered Public Accounting Firm	32

	Consolidated Balance Sheets - October 31, 2008 and 2007	33 - 34

	Consolidated Statements of Operations- Years ended October 31, 2008, 2007 and 2006	35

	Consolidated Statements of Shareholders’ Equity Years ended October 31, 2008, 2007, and 2006	36

	Consolidated Statements of Cash Flows - Years ended October 31, 2008, 2007 and 2006	37 - 38

	Notes to Consolidated Financial Statements-	39- 50

2.	Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts for the Years ended October 31, 2008, 2007 and 2006	52

3.	Exhibits	After 53

Incorporated by
Exhibit No.	Item	Reference to

3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.3.3*	Amendment No. 3 to Employment Agreement between the Company and Howard Dubinett dated December 18, 2007.	(P)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.4.3*	Amendment No. 3 to Employment Agreement between the Company and Sam Singer dated December 18, 2007.	(P)

10.5*	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005.	(N)

10.6*	Employment Agreement between the Company and Scott Fein effective October 31, 2005.	(N)

10.7*	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.	(N)

10.8*	The Company’s 1989 Stock Option Plan	(B)

10.8.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.8.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.9	Terms of the Company’s 2008 Senior Management Incentive Bonus Plan.

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

10.13.1*	Fourth Amendment as of October 31, 2006 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(O)

10.13.2*	Fifth Amendment as of October 31, 2007 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(P)

10.13.3	Sixth Amendment as of May 12, 2008 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association

21	Subsidiaries of the Company

The following are the Company’s two wholly-owned subsidiaries:

Name under which it Conducts or
State of Incorporation	Conducted Business

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

(A)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-1 (File No. 33-31360).
(B)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10KSB for the year ended October 31, 1992.
(C)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form SB-2 (File No. 33-68678).
(D)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-18 (File No. 33-5048-NY).
(F)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999.
(G)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000.
(H)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2001.
(I)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2002
(J)	Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-111578).
(K)	Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K (for December 6, 2004).
(L)	Incorporated by reference to exhibit filed with the Company’s quarterly report on Form 10-Q for the quarter ended April 30, 2005
(M)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004.
(N)	Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2005.
(O)	Incorporated by reference to exhibit filed with the Company’s Annual report on Form 10-K for the year ended October 31, 2006.
(P)	Incorporated by reference to exhibit filed with the Company’s Annual report on Form 10-K for the year ended October 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated:	January 9, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 9, 2009

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 9, 2009

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 9, 2009

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 9, 2009

/S/ Harry Elias
Harry Elias
Director
January 9, 2009

/S/ Gary Lederman
Gary Lederman
Director
January 9, 2009

/S/ John Roglieri
John Roglieri
Director
January 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the three-year period ended October 31, 2008.  We also have audited Bio-Reference Laboratories, Inc. and its subsidiaries internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Bio-Reference Laboratories Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 5, 2009

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2008	2007

CURRENT ASSETS:
Cash and Cash Equivalents	$12,696	$11,897
Accounts Receivable - Net	93,718	86,018
Inventory	3,731	3,120
Other Current Assets	1,771	1,443
Deferred Tax Assets	7,635	6,019
TOTAL CURRENT ASSETS	119,551	108,497

PROPERTY AND EQUIPMENT - AT COST	41,748	33,791
LESS: Accumulated Depreciation	17,291	13,266
PROPERTY AND EQUIPMENT - NET	24,457	20,525

OTHER ASSETS:
Deposits	525	516
Goodwill - Net	19,072	16,681
Intangible Assets - Net	5,574	6,550
Other Assets	1,224	1,054
Deferred Tax Assets	1,566	751

TOTAL OTHER ASSETS	27,961	25,552

TOTAL ASSETS	$171,969	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2008	2007

CURRENT LIABILITIES:
Accounts Payable	$25,801	$24,576
Accrued Salaries and Commissions Payable	5,590	5,214
Accrued Taxes and Expenses	7,315	3,583
Revolving Note Payable - Bank	18,831	23,252
Current Maturities of Long-Term Debt	1,175	1,154
Capital Lease Obligations - Short-Term Portion	2,278	1,971
TOTAL CURRENT LIABILITIES	60,990	59,750

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,052	2,509
Long Term Debt - Net of Current Portion	5,729	6,766
Deferred Tax Liabilities	658	282

TOTAL LONG-TERM LIABILITIES	9,439	9,557

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock	—	—
None Issued
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,776,795 and 13,748,634 at October 31, 2008 and at October 31, 2007, respectively	138	138

Additional Paid-In Capital	42,085	41,435

Retained Earnings	59,317	43,700
Totals	101,540	85,273
Deferred Compensation	—	(6)

TOTAL SHAREHOLDERS’ EQUITY	101,540	85,267
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$171,969	$154,574

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

	Years Ended
	October 31,
	2008	2007	2006

NET REVENUES:	$301,071	$250,431	$193,134

COST OF SERVICES:
Depreciation and Amortization	5,962	4,394	3,427
Employee Related Expenses	71,545	57,800	46,064
Reagents and Lab Supplies	46,258	36,887	26,637
Other Cost of Services	30,066	24,948	19,951

TOTAL COST OF SERVICES	153,831	124,029	96,079

GROSS PROFIT ON REVENUES	147,240	126,402	97,055

General and Administrative Expenses:

Depreciation and Amortization	2,424	2,437	1,640
Other General and Administrative Expenses	75,946	64,053	50,550
Bad Debt Expense	40,313	34,855	26,884

TOTAL GENERAL AND ADMIN. EXPENSES	118,683	101,345	79,074

OPERATING INCOME	28,557	25,057	17,981

OTHER (INCOME) EXPENSES:

Interest Expense	2,135	2,410	1,412
Interest Income	(269)	(260)	(173)

TOTAL OTHER EXPENSES - NET	1,866	2,150	1,239

INCOME BEFORE INCOME TAXES	26,691	22,907	16,742

Provision for Income Taxes	11,074	8,950	5,451

NET INCOME	$15,617	$13,957	$11,291

NET INCOME PER SHARE - BASIC:	$1.13	$1.02	$0.86

NET INCOME PER SHARE - DILUTED:	$1.12	$1.01	$0.85

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2005	—	—	12,981,367	$130	$32,348	$18,452	$(215)	$50,715

Amortization of Deferred Compensation							114	114
Stock Based Compensation			15,500	—	39			39
Exercise of Options - Employees			291,500	4	1,378	—		1,382
Exercise of Options - Board of Directors			16,000	—	50			50
Exercise of Options - Advisory Board			17,500	—	188			188
Stock Issued for Acquisition			230,947	2	4,998			5,000
Net Income						11,291		11,291

Balance on October 31, 2006	—	—	13,552,814	$136	$39,001	$29,743	$(101)	$68,779

Amortization of Deferred Compensation							95	95
Exercise of Options - Employees			150,820	2	1,841			1,843
Exercise of Options - Board of Directors			20,000	—	136			136
Exercise of Options - Advisory Board			25,000	—	228			228

Tax Effect - Non-Qualified Options					229			229
Net Income						13,957		13,957

Balance on October 31, 2007			13,748,634	$138	$41,435	$43,700	$(6)	$85,267

Amortization of Deferred Compensation							6	6
Exercise of Options - Employees			33,813	—	542			542
Stock Based Compensation			2,500	—	86			86
Stock Issued for Acquisition			11,548	—	474
Common Stock Repurchased and Cancelled			(19,700)	—	(452)			(452)
Net Income						15,617		15,617

Balance on October 31, 2008			13,776,795	$138	$42,085	$59,317	$0	$101,540

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net Income	$15,617	$13,957	$11,291
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	8,386	6,831	5,067
Amortization of Deferred Compensation	6	95	114
Deferred Income Taxes (Benefit)	(2,055)	(1,790)	(1,841)
(Gain) Loss on Disposal of Property and Equipment	321	12	(85)
Stock - Based Compensation Expense	86	—	39
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(11,700)	(22,649)	(11,967)
Provision for Bad Doubtful Accounts	4,000	4,409	(741)
Inventory	(611)	(961)	(820)
Other Current Assets	(328)	(245)	(283)
Other Assets	(170)	(120)	(175)
Deposits	(9)	130	(196)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	5,333	6,228	4,797

NET CASH - OPERATING ACTIVITIES	18,876	5,897	5,200

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(1,917)	—	(1,951)
Acquisition of Equipment and Leasehold Improvements	(7,824)	(7,745)	(2,859)
Proceeds from Sale of Equipment	—	—	134
Acquisition of Intangible Assets	(160)	(29)	—

NET CASH - INVESTING ACTIVITIES	(9,901)	(7,774)	(4,676)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(1,016)	(1,200)	(1,061)
Payments of Capital Lease Obligations	(2,829)	(2,743)	(2,240)
Increase (Decrease) in Revolving Line of Credit	(4,421)	6,556	5,808
Proceeds from Exercise of Options	542	2,207	1,620
Common Stock Repurchased	(452)	—	—

NET CASH - FINANCING ACTIVITIES	(8,176)	4,820	4,127

NET INCREASE IN CASH AND CASH EQUIVALENTS	799	2,943	4,651

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$11,897	$8,954	$4,303

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$12,696	$11,897	$8,954

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,120	$2,415	$1,386
Income Taxes	$10,646	$11,082	$7,173

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share Data]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the fiscal year ended October 31, 2008 and October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $1,917 in cash and an additional 11,548 shares of our Common Stock valued at $250 and $250 respectively.  Also, an additional $224 of contingent consideration has been recorded as of October 31, 2008.    As of October 31, 2008 and October 31, 2007 these amounts have been recorded as an increase to Goodwill.  See note [18] for additional information.

During fiscal 2008, 2007 and 2006, the Company wrote-off approximately $2,560, $2,541 and $546 of property which were fully depreciated.

During fiscal 2008, 2007 and 2006 the Company wrote-off approximately $2,333, $-0-, $200 of intangible assets that were fully amortized.

During fiscal 2008, 2007, and 2006, the Company incurred capital lease obligations totaling approximately $3,679, $2,241, and $1,082 in connection with the acquisition of property and equipment.

During the twelve month period ended October 31, 2008, October 31, 2007 and October 31, 2006 the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $-0-, $229, and $-0- and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the twelve month period ended October 31, 2008, October 31, 2007 and October 31, 2006 the Company financed the purchase of equipment through a term note of approximately $-0 , $4,100 and $-0-.

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

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

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

The Company’s clinical laboratory testing business currently represents its one reportable business segment. The clinical laboratory testing business accounts for over 93% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2008 All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit, a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary. Segment information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level.

 [2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $12,696 and $11,897 in cash equivalents at October 31, 2008 and 2007, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $7,249, $5,635 and $4,456 for the years ended October 31, 2008, 2007 and 2006, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142, “Goodwill and Other Intangible Assets.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2008, 2007 and 2006.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2008 and 2007, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,137, $1,196, and $611 for the years ended October 31, 2008, 2007 and 2006, respectively.  The balance sheet reflects accumulated amortization of $3,820, and $5,015 as of October 31, 2008, and 2007, respectively. During the 2008 fiscal year, the Company wrote off approximately $2,333 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized. During the 2006 fiscal year, the Company wrote off approximately $200 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized.

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

	October 31
	2008	2007	2006

Gross Revenues	$1,039,030	$779,953	$522,117

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	199,543	152,275	119,505
Other	538,416	377,247	209,478
Total Contractual Adjustments and Discounts	737,959	529,522	328,983

Net Revenues	301,071	$250,431	$193,134

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

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

	October 31
	2008	2007

Contractual Credits/Discounts	$78,042	$79,257
Doubtful Accounts	15,643	11,643

Total Allowance	$93,685	$90,900

Current Income Taxes – The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2006 through 2008, no material amounts for interest and penalties have been recorded.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets - Effective November 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets (which are amortized pursuant to the provisions of SFAS 142), under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company’s adoption of SFAS 144 did not result in any impairment loss being recorded.  No impairment loss was recognized in the fiscal years ended October 31, 2008, 2007 and 2006.

Stock Options Issued to Employees –Effective November 1, 2005, the Company adopted the fair value method of recording stock-based compensation, as defined in SFAS No. 123(R) “Share-Based Payment”, under the modified prospective transition method for stock options awarded to employees after the date of adoption and for previously issued stock options that were not vested as of November 1, 2005 which were issued under the Company’s three stock based employee compensation plans. Under the modified prospective transition method, the Company is required to recognize compensation expense for options granted commencing November 1, 2005 and thereafter. Additionally, the fair value of existing unvested awards at the date of adoption is recorded in compensation expense over the remaining requisite service period.

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

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $1,092, $627 and $745 for the years ended October 31, 2008, 2007 and 2006, respectively.

Reclassifications - Certain prior year amounts may have been reclassified to conform with the current year presentation.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2008	2007

Medical Equipment	$16,993	$12,461
Leasehold Improvements	7,294	6,194
Furniture, Fixtures and Office Equipment	7,003	5,856
Automobiles and Aircraft	10,458	9,280

Sub Totals	41,748	33,791
Less Accumulated Depreciation	17,291	13,266

Totals – Net of Accumulated Depreciation	$24,457	$20,525

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

 [4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2008

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	4,873	1,941	2,932
Covenants Not-to-Compete	5	4,205	1,768	2,437
Patents	17	316	111	205

Totals		$9,394	$3,820	$5,574

October 31, 2007

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	5,045	1,828	3,217
Covenants Not-to-Compete	5	4,205	927	3,278
Patents	17	156	101	55

Totals		$9,406	$2,856	$6,550

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2008 is as follows:

October 31,
2009	$1,121
2010	1,094
2011	984
2012	215
2013	206
Thereafter	1,954

Total	$5,574

 [5] Revolving Note Payable - Bank

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2008, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 4.0%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2008, the Company was utilizing $18,831 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The Balance on this note as of October 31, 2008 was approximately $3,333.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of October 31, 2008 was approximately $3,564.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

 [6] Long-Term Debt - Bank

During fiscal 2006, the company borrowed $5,000 at 6.85% for a 6 year term and approximately an additional $20 at 4.75% for 5 year term. An additional $4,100 was borrowed in fiscal 2007.  At October 31, 2008 the principal long term debt balance outstanding under the borrowings was $5,729. The current maturity of short term debt balance was $1,175.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2008 is as follows:

Year Ended
October 31,
2009	$1,175
2010	1,194
2011	1,217
2012	1,243
2013	437
Thereafter	1,638

Totals	$6,904

 [7] Related Party Transactions

In March 2001, the Company entered into a joint marketing agreement [the “agreement”] with General Prescription Programs, Inc. [“GPP”].  Provisions of the agreement provide that GPP will assist the Company in marketing its PSIMedica programs to various customers.  In addition, GPP will provide ongoing data and data support to the PSIMedica program development.  The term of the agreement is for a five year period commencing on October 2001.  In exchange for obtaining GPP marketing and technical services, the Company issued GPP 220,000 shares of its common stock with a fair value of approximately $248 which is being amortized over the five year term of the agreement. For the years ended October 31, 2008, 2007 and 2006, the Company recorded an expense of $-0-, $-0- and $50, respectively.  The Chairman of the Board of GPP is the brother of the Company’s Chief Executive Officer.

See Item 11 – “Executive Compensation” as to rentals paid by the Company to Richard Faherty, one of the Company’s five most highly compensated senior management employees for use of Mr. Faherty’s airplane in fiscal 2008 and fiscal 2007 (when the Company’s owned airplane was unavailable) and for payments for networking, data reporting and programming services provided to the Company in such years by a separate corporation of which Mr. Faherty is the majority shareholder. Such aircraft rentals totaled $71,108 in fiscal 2008 and $55,965 in fiscal 2007 and networking, data reporting and programming services provided to the Company in fiscal 2008 and in fiscal 2007 totaled $40,833 and $81,713 in compensation respectively.

 [8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2008	2007	2006

U.S. Federal Statutory Rate	35%	35%	34.0%
State and Local Taxes, Net of U.S. Federal Tax Benefit	8.46%	7.90%	8.0%
Permanent differences and Other	(1.97)%	(3.83)%	(9.44)%

Actual Rate	41.49%	39.07%	32.56%

The provision [benefit] for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2008	2007	2006

Current:
Federal	$9,657	$8,191	$5,578
State & Local	3,472	2,778	1,714

Deferred:
Federal	(1,315)	(1,611)	(1,406)
State and Local	(740)	(408)	(435)

Total Provision for Income Taxes	$11,074	$8,950	$5,451

At October 31, 2008 and 2007, the Company had a net deferred tax asset [liability] of approximately $8,543 and $6,488, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal years ended in 2008 and in 2007, the Company had no net operating loss carry-forwards available to reduce current year taxable income.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[8] Income Taxes - Continued

	October 31,
	2008	2007

Deferred Tax Asset:
Bad Debt Allowance	$6,727	$5,006
Property & Equipment	1,566	1,099
Accrued Expenses	908	665

	9,201	6,770

Deferred Tax Liability:
Property & Equipment	(658)	(282)

	(658)	(282)

Deferred Tax Asset [Liability] - Net	$8,543	$6,488

Current Deferred Tax Asset - Net	$7,635	$6,019
Long Term Deferred Tax Asset - Net	1,566	751
Long Term Deferred Tax [Liability] - Net	(658)	(282)

Deferred Tax Asset – Net	$8,543	$6,488

During fiscal year ended October 31, 2008 the Company recorded a net deferred tax benefit of $2,055.  This reflects a net benefit of approximately $1,720 in allowance for bad debts, $91 in property and equipment and other intangibles, and $244 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2008, fiscal 2005 through 2008 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of these examinations has not been determined.

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

In the event of any merger, consolidation or other transaction in which the Common Stock is exchanged, each share of Junior Preferred Stock will be entitled to receive 10,000 times the amount received per share of Common Stock.  The Rights are protected by customary anti-dilution provisions.  The Rights are not exercisable unless any one of certain triggering events occur, including the acquisition by an individual or entity and their associates of 25% or more of the outstanding shares of Common Stock.  The Shareholder Rights Plan was designed to protect the Company and its shareholders from coercive, unfair and inadequate takeover bids and practices.  The Plan was designed to strengthen the Board of Directors’ ability to deter a person or group from attempting to gain control of the Company without offering a fair price and equal treatment to all shareholders. The Rights Plan expired in March 2008.

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

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2008 the company repurchased 19,700 shares at a cost of $452.  The shares were canceled upon repurchase.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #3

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[B] Equity Transactions for Services – For the fiscal years ended in 2008 and 2007, the company issued 2,500 and -0- shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2008	2007	2006

Income Available to Common Stockholders	$15,617	$13,957	$11,291
Weighted Average Common Shares Outstanding	13,776	13,655	13,101

Effect of Dilutive Securities:
Warrants/Options	191	216	227

Weighted Average Diluted Common Shares Outstanding	13,967	13,871	13,328

Net Income Per Share - Basic	$1.13	$1.02	$0.86
Net Income Per Share - Diluted	$1.12	$1.01	$0.85

For the year ended October 31, 2008 options to purchase 2,500 shares of the Company’s common stock at an exercise price of $34.99 per share were not included in the computation of diluted EPS.  For the year ended October 31, 2006, outstanding options to purchase 7,000 shares of Company common stock at exercise price of  $21.46 per share were not included in the computation of diluted EPS.  The exercise price of these options and warrants was greater than the average market price of the common shares and were considered anti-dilutive.

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2008, 2007 and 2006, 20,000, -0- and -0- options were granted under the Plan, respectively. A total of 29,313, 83,220 and 56,500 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2008, 2007 and 2006, respectively.  A total of 7,145, 14,000 and -0- options were cancelled in fiscal years ended October 31, 2008, 2007 and 2006.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal 2000, 200,000 options were granted under the 2000 Plan which vests in four equal annual installments commencing January 31, 2002 contingent on the Company realizing targeted net revenue levels.  In fiscal years ended October 31, 2008, 2007 and 2006, no options were granted under the Plan, respectively. A total of 4,500, 66,600 and 245,500 incentive stock options issued under the 2000 Plan were exercised in fiscal year ended in October 31, 2008, 2007 and 2006, respectively. A total of -0-, 2,000, and -0- options were cancelled in fiscal year ended October 31, 2008, 2007 and 2006, respectively.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of -0-, 1,000, and 5,000 incentive stock options issued under the 1989 Plan were exercised in fiscal years ended October 31, 2008, 2007 and 2006 respectively.  Additionally, no options were canceled in fiscal years ended in October 2008, 2007 and 2006 respectively.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999’s termination date so that no further options can be granted under the 1989 Plan.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

 [11] Stock Options and Warrants - Continued

	2003 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2005*	414	$16.47
Granted	—	—
Expired	—	—
Exercised	(56)	15.21
Outstanding and Eligible for Exercise at October 31, 2006	358	$16.47
Granted	—	—
Expired	(14)	16.61
Exercised	(83)	15.32
Outstanding and Eligible for Exercise at October 31, 2007	261	$17.10
Granted	20	$34.99
Expired	(7)	18.11
Exercised	(30)	17.48
Outstanding and Eligible for Exercise at October 31, 2008*	244	$15.63

*Eligible for exercise at October 31, 2005 were 398 at a weighted average exercise price per share of $16.64

*Eligible for exercise at October 31, 2008 were 227 at a weighted average exercise price per share of $17.22

	2000 Plan		1989 Plan
	Shares Under Options	Weighted Average Exercise Price Per Share	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]		[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2005	476	$5.40	6	$.72
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	(246)	2.32	(5)	.72
Outstanding and Eligible for Exercise at October 31, 2006	230	$8.69	1	$.72
Granted	—	—	—	—
Expired	(2)	5.72	—	—
Exercised	(67)	8.52	(1)	.72
Outstanding and Eligible for Exercise at October 31, 2007	161	$8.79	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	(4)	6.76	—	—
Outstanding and Eligible for Exercise at October 31, 2008	157	$8.85	—	—

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$4.21000	to	$5.70000	Per Share	18	5.58	5.52	18	5.52
$5.94000	to	$6.82000	Per Share	60	4.84	6.82	60	6.82
$7.19000	to	$8.40000	Per Share	44	5.68	8.13	44	8.13
$12.09000	to	$14.50000	Per Share	18	6.60	13.32	18	13.32
$14.51000	to	$15.61000	Per Share	115	7.31	15.59	98	15.59
$17.75000	to	$21.46000	Per Share	146	8.00	18.25	146	18.25

				401			384

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

 [11] Stock Options and Warrants

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the years ended October 31, 2008, 2007 and 2006  was $16.06, $-0-, and $-0- per share, respectively.  These options have weighted average remaining contractual lives of approximately 8 years.

Compensation cost recognized for the year ended October 31, 2008 was $40, with a related tax benefit of $-0-

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

	Non Incentive Stock Options & Warrants
	Shares Under Options	Weighted Average Exercise Price Per Share
	[In Thousands]
Outstanding and Eligible for Exercise at October 31, 2005*	94	$7.72
Granted	—	—
Expired	—	—
Exercised	(34)	7.15
Outstanding and Eligible for Exercise at October 31, 2006	60	$8.04
Granted	—	—
Expired	—	—
Exercised	(45)	8.07
Outstanding and Eligible for Exercise at October 31, 2007	15	$7.94
Granted	—	—
Expired	15	7.94
Exercised	—	—
Outstanding and Eligible for Exercise at October 31, 2008	—	—

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

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2009 through October 31, 2013. At October 31, 2008, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants	Advisory Board
2009	$3,883	93
2010	3,568	—
2011	3,069	—
2012	1,469	—
2013	540	—
Thereafter	—	—

Total	$12,529	93

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into seven at – will employment and consulting agreements which together with prior at – will agreements provide for annual aggregate minimum commitments of approximately $16,150 which have no termination dates.

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

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2012 as follows:

	October 31
	2008	2007
Medical Equipment	$4,391	$4,054
Furniture, Fixtures and Office Equipment	1,294	1,425
Automobiles	6,376	5,035

Totals	12,061	10,514
Less: Accumulated Depreciation	7,164	6,612

Net	$4,897	$3,902

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[13] Capitalized Lease Obligations - Continued

Depreciation expense on assets under capital leases was approximately $1,515, $1,427, and $1,451 for the years ended October 31, 2008, 2007 and 2006, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,
2009	$2,469
2010	1,807
2011	1,051
2012	405
2013	—
Thereafter	—

Total	5,732

Less Interest:	402

Present Value of Minimum Lease Payments	$5,330

 [14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2008 to 2013.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2008, 2007 and 2006 was $5,940 $5,376 and $4,134, respectively.  There were no contingent rental amounts due through October 31, 2008.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2009	$2,034	$259
2010	293	162
2011	7	55
2012	—	14
2013	—	5
Thereafter	—	—

Totals	2,334	$495

The Company has entered into several purchase agreements for reagent supplies through October, 2013.  Minimum purchase commitments as of October 31, 2008 are as follows:

October 31,

2009	17,042
2010	15,153
2011	9,432
2012	6,446
2013	1,618
Thereafter	—

Totals	49,691

Reagent supplies expensed under purchase agreements amount to $13,164, $4,136 and $2,241 for the years ended October 31, 2008, 2007 and 2006, respectively.

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

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

 [17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2008 and 2007, the Company had approximately $9,850 and $9,969 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

In October 2006, the Company completed its acquisition of certain assets of GeneDx, Inc. (GeneDx), a Gaithersburg, Maryland gene-based testing laboratory.  In connection with this acquisition the Registrant issued 230,947 shares of its unregistered common stock (the “Stock”) to GeneDx. GeneDx was a private company beneficially owned by two individuals who were unaffiliated with the Registrant at the time of the purchase. In addition to the Stock, the purchase price included a $5 million Cash Payment and the assumption by the Registrant of certain liabilities. The Sellers may also receive an upside Contingent Payment, not to exceed $7 million, dependent upon future performance of GeneDx operations. The 230,947 shares were valued for purposes of the purchase at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. The acquisition resulted in goodwill of $4,360 being recorded.

During the recently completed fiscal year ended October 31, 2008 and October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $1,917 in cash and an additional 11,548 shares of our Common Stock valued at $250 for each of these respective fiscal years.  Based on FAS 141 requirements of valuing the contingent consideration at the time when the contingency has been resolved, the Company in fiscal 2008 recognized an additional contingent consideration cost of $224 for the value of shares issued to the prior owners of GeneDx.  This consists of $140 recognized for fiscal 2007 and $84 recognized for fiscal 2008.  Fiscal 2007 financial statements have not been restated for the $140 adjustment due to immateriality of the amount involved.  As of October 31, 2008 and October 31, 2007 both of these amounts have been recorded as an increase to Goodwill and Additional Paid-In Capital.  In addition, the Company reclassified certain intangible assets previously reported as Costs Related to Acquisitions to Goodwill in accordance with promulgated accounting principles.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $4,642 in the aggregate.  Health insurance premium expense for the years ended October 31, 2008, 2007 and 2006 amounted to approximately $1,836, $1,302 and $1,122, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $8,238, $6,893 and $4,202 for the years ended October 31, 2008, 2007 and 2006, respectively.  During fiscal years ended October 31, 2008, 2007 and 2006, employee contributions of $1,906, $1,401 and $1,129 offset, the above health plan costs.

 [21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $457,544 for 2008, $359,177 for 2007, and $225,971 for 2006.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

[22] New Authoritative Accounting Pronouncements

In May 2008, the FASB issued two new Financial Accounting Standards No. 162 “The Hierarchy of Generally Accepted Accounting Principles” and No. 163 “Accounting for Financial Guarantee Insurance Contracts–an interpretation of FASB Statement No. 60”.  FAS #162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  This statement is not expected to have a material impact on the reporting of our results of operations. FAS #163 is primarily geared towards financial guarantee insurance contracts by insurance enterprises.  It is not expected to have any material effect on the reporting of our results of operations.

In March 2008 the FASB issued Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This statement is effective for all interim periods beginning November 15, 2008.  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  This statement is not expected to have a material impact on the reporting of our results of operations.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[22] New Authoritative Accounting Pronouncements  - Continued

In December 2007 the FASB issued FAS  141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” These statements are effective for fiscal years, and interim periods within those fiscal years in the case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations.

Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

• Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree

• Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase

• Determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

The objective of FAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require:

• The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity.

• The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.

• Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions.

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

Together these statements are not currently expected to have a significant impact on the entity’s consolidated financial statements. A significant impact may however be realized on any future acquisition(s) by this Company. The amounts of such impact can not be currently determined and will depend on the nature and terms of such future acquisition(s), if any.

 [23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Fiscal Year
	1/31/08	4/30/08	7/31/08	10/31/08	2008

Net Revenues	$66,879	$75,180	$77,776	$81,236	$301,071
Gross Profit	$31,651	$36,182	$38,606	$40,801	$147,240
Net Income	$2,208	$3,427	$4,737	$5,245	$15,617
Net Income Per Common Share:

Basic	$.16	$.25	$.34	$.39	$1.13
Diluted	$.16	$.25	$.34	$.38	$1.12

Weighted Average Common Shares Outstanding – Basic [in thousands]	13,765	13,783	13,778	13,777	13,776

Weighted Average Common Shares Outstanding - Diluted [in thousands]	14,000	13,985	13,961	13,967	13,967

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[23] Selected Quarterly Financial Data [Unaudited]  - Continued

	Three Month Ended				Fiscal Year
	1/31/07	4/30/07	7/31/07	10/31/07	2007

Net Revenues	$53,722	$60,953	$65,961	$69,795	$250,431
Gross Profit	$26,193	$30,524	$33,494	$36,191	$126,402
Net Income	$1,966	$3,158	$4,189	$4,644	$13,957
Net Income Per Common Share:

Basic	$.14	$.23	$.31	$.34	$1.02
Diluted	$.14	$.23	$.30	$.33	$1.01

Weighted Average Common Shares Outstanding – Basic [in thousands]	13,583	13,634	13,682	13,723	13,656

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,839	13,884	13,921	13,973	13,871

	Three Month Ended				Fiscal Year
	1/31/06	4/30/06	7/31/06	10/31/06	2006

Net Revenues	$42,918	$47,189	$49,026	$54,001	$193,134
Gross Profit	$20,334	$23,788	$24,343	$28,590	$97,055
Net Income	$1,153	$2,749	$3,678	$3,711	$11,291
Net Income Per Common Share:

Basic	$.09	$.21	$.28	$.28	$.86
Diluted	$.09	$.20	$.27	$.27	$.85

Weighted Average Common Shares Outstanding – Basic [in thousands]	12,992	13,027	13,056	13,327	13,101

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,407	13,428	13,512	13,607	13,328

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic consolidated financial statements of Bio-Reference Laboratories, Inc. and its subsidiaries appears on page 32.  That audit was conducted for the purpose of forming an opinion on the consolidated basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic consolidated financial statements.  Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial  statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 5, 2009

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2008, 2007 AND 2006

[In Thousands]

(a)	(b)	(c)	(d)	(e)
	Balance at	Charged to	Deductions Charged	Balance at
	the Beginning	Cost and	to Valuation	the End
Description	of a Period	Expenses	Allowance Accounts	of a Period

Year Ended October 31, 2008
Allowance for Doubtful Accounts	11,643	40,313	(36,313)	15,643
Contractual Credits/Discounts	79,257	737,959	(739,174)	78,042

Total Allowance	90,900	778,272	(775,487)	93,685

Year Ended October 31, 2007
Allowance for Doubtful Accounts	7,234	34,855	(30,446)	11,643
Contractual Credits/Discounts	49,394	529,522	(499,659)	79,257

Total Allowance	56,628	564,377	(530,105)	90,900

Year Ended October 31, 2006
Allowance for Doubtful Accounts	7,975	26,884	(27,625)	7,234
Contractual Credits/Discounts	40,945	328,983	(320,534)	49,394

Total Allowance	48,920	355,867	(348,159)	56,628

.   .   .   ..   .   .   .   .   ..   .