Form 10-K/A
period 2007-10-31
BIO REFERENCE LABORATORIES INC
filed 2009-01-28
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT ON FORM 10-K

FILED PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

BIO-REFERENCE LABORATORIES, INC.

[Exact name of Registrant as specified in its charter]

Commission file number 0-15266

AMENDMENT NO. 2

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended October 31, 2007 as set forth in the pages attached hereto:

Item 8.    Financial Statements and Supplementary Data
Revised “Report of Independent Registered Public Accounting Firm”

Item 15.  Exhibits and Financial Statement Schedules
Updated Exhibit 23.1 — “Consent of Independent Registered Public Accounting Firm”

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
[Registrant]

Date: January 28, 2009

	By	/S/ Sam Singer
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