Form 10-Q
period 2009-01-31
BIO REFERENCE LABORATORIES INC
filed 2009-03-11
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,798,108 shares of Common Stock ($.01 par value) at March 5, 2009.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2009

I N D E X

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$13,243	$12,696
Accounts Receivable - Net	96,729	93,718
Inventory	3,612	3,731
Other Current Assets	2,435	1,771
Deferred Tax Assets	8,269	7,635
TOTAL CURRENT ASSETS	124,288	119,551

PROPERTY AND EQUIPMENT - AT COST	46,217	41,748
LESS: Accumulated Depreciation	20,028	17,291
PROPERTYAND EQUIPMENT - NET	26,189	24,457

OTHER ASSETS:
Deposits	515	525
Goodwill - Net	19,072	19,072
Intangible Assets - Net	5,289	5,574
Other Assets	1,275	1,224
Deferred Tax Assets	1,012	908

TOTAL OTHER ASSETS	27,163	27,303

TOTAL ASSETS	$177,640	$171,311

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2009	2008
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$23,720	$25,801
Accrued Salaries and Commissions Payable	4,858	5,590
Accrued Taxes and Expenses	3,987	7,315
Revolving Note Payable - Bank	27,746	18,831
Current Maturities of Long-Term Debt	1,181	1,175
Capital Lease Obligations - Short-Term Portion	2,311	2,278
TOTAL CURRENT LIABILITIES	63,803	60,990

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	2,960	3,052
Long Term Debt - Net of Current Portion	5,432	5,729

TOTAL LONG-TERM LIABILITIES	8,392	8,781

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 13,790,608 and 13,776,795 at January 31, 2009 and at October 31, 2008, respectively	138	138

Additional Paid-In Capital	42,392	42,085
Retained Earnings	62,915	59,317

TOTAL SHAREHOLDERS’ EQUITY	105,445	101,540
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$177,640	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2009	2008

NET REVENUES:	$75,735	$66,879

COST OF SERVICES:
Depreciation	1,675	1,375
Employee Related Expenses	19,081	16,476
Reagents and Lab Supplies	11,881	10,256
Other Cost of Services	7,403	7,121
TOTAL COST OF SERVICES	40,040	35,228

GROSS PROFIT ON REVENUES	35,695	31,651

General and Administrative Expenses:

Depreciation and Amortization	589	558
Other General and Administrative Expenses	19,179	17,628
Bad Debt Expense	10,957	9,202

TOTAL GENERAL AND ADMIN. EXPENSES	30,725	27,388

OPERATING INCOME	4,970	4,263

OTHER (INCOME) EXPENSES:

Interest Expense	443	601
Interest Income	(53)	(81)
Other Income	(1,600)	—
TOTAL OTHER (INCOME) EXPENSES - NET	(1,210)	520

INCOME BEFORE INCOME TAXES	6,180	3,743

Provision for Income Taxes	2,582	1,535

NET INCOME	$3,598	$2,208

NET INCOME PER COMMON SHARE - BASIC:	$0.26	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES BASIC:	13,785,425	13,765,152

NET INCOME PER COMMON SHARE - DILUTED:	$0.26	$0.16

WEIGHTED AVERAGE NUMBER OF COMMON SHARES - DILUTED:	13,910,076	14,000,250

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$3,598	$2,208
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	2,264	1,933
Deferred Compensation	—	6
Deferred Income Taxes (Benefit)	(738)	(515)
Stock Based Compensation	40	40
Loss (Gain) on Disposal of Property and Equipment	67	13
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(4,338)	(5,362)
Provision for Bad Debts	1,327	1,265
Inventory	119	(441)
Other Current Assets	(664)	(876)
Other Assets	(51)	(50)
Deposits	10	(19)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(3,974)	3,272

NET CASH - OPERATING ACTIVITIES	$(2,340)	$1,474

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(3,227)	(804)
Business Acquisition Contingency Payments	(1,917)	(1,917)
Acquisition of Intangible Assets

NET CASH - INVESTING ACTIVITIES	(5,144)	(2,721)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(291)	(287)
Payments of Capital Lease Obligations	(610)	(835)
Increase (Decrease) in Revolving Line of Credit	8,915	(1,315)
Proceeds from Exercise of Options	17	599

NET CASH - FINANCING ACTIVITIES	8,031	(1,838)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	547	(3,085)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$12,696	$11,897

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$13,243	$8,812

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$426	$548
Income Taxes	$4,508	$2,366

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the three month periods ended January 31, 2009 and January 31, 2008 the Company entered into capital leases totaling $551 and $1,893, respectively.

During the three month periods ended January 31, 2009 and January 31, 2008, the Company wrote-off approximately $249 and $2,201 of furniture and equipment that were fully depreciated.

During the three month period ended January 31, 2009 and January 31, 2008 the Company wrote off approximately $300 and $2,333 of intangible assets.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1]  The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2008 consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2008.

[2] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2008 Form 10-K.  On November 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”.  This statement provides a single definition of fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 creates a three-level hierarchy for the inputs used in the valuation techniques to derive fair values where Level 1 is having the highest priority and Level 3 having the lowest priority.

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	1/31/2009	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	$1,275	—	$1,275	—

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

[3] Certain prior year amounts have been reclassified to conform with the current year presentation.

[4] Service Revenue - Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. Net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered, and are adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended
	January 31
	[Unaudited]
	2009	2008

Medicare/Medicaid	$52,386	$43,523

Other	158,885	113,937

	$211,271	$157,460

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

[5] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts receivable against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31, 2009	October 31, 2008

Contractual Credits/Discounts	$82,493	$78,042

Doubtful Accounts	16,970	15,643

	$99,463	$93,685

[6]  The following disclosures present certain information on the Company’s intangible assets as of January 31, 2009 (Unaudited) and October 31, 2008. all intangible assets are beig amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2009

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,709	$2,864
Covenants Not-to-Compete	5	4,205	1,979	2,226
Patents	17	316	117	199

Totals		$9,094	$3,805	$5,289

October 31, 2008

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,873	$1,941	$2,932
Covenants Not-to-Compete	5	4,205	1,768	2,437
Patents	17	316	111	205

Totals		$9,394	$3,820	$5,574

The aggregate intangible amortization expense for the three months ended January 31, 2009 and 2008 was $285 and $286, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2009 and for the four subsequent years is as follows:

October 31,
2009	$1,121
2010	1,094
2011	984
2012	215
2013	206
Thereafter	1,954

Total	$5,574

[7] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2009, the Company utilized $27,746 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition cash payment in connection with the purchase of the operating assets of GeneDx.  The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The Balance on this note as of January 31, 2009 was approximately $3,125.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of January 31, 2009 was approximately $3,469.

[8] During the period ended January 31, 2009, the Company executed a Restitution Agreement with a former Vice President in sales (the “former employee”). The former employee paid the Company $1,600,000 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which were in violation of the Company’s policies (see Form 8k; filed January 26, 2009 for more information). This amount is presented as “Other Income” in the Company’s consolidated statement of operations for the period ended January 31, 2009 (Page 3).

[9] The provision for income taxes for the three months ended January 31, 2009 consists of a current tax provision of $3,320 and a deferred tax benefit of $738. At January 31, 2009, the Company had a current deferred tax asset of $8,269 included in other current assets and a long-term deferred tax asset of $1,012 incurred in other assets. The provision for income taxes for the three months ended January 31, 2008 consists of a current tax provision of $2,051 and a deferred tax benefit of $516.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on Comparative Genomic Hybridization Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing at an accelerating rate. This increase has continued through fiscal 2008.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatic solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not our competitors since they are outside our regional footprint.

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

Summary

During the period ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in sales. Mr. Littleton paid the Company $1,600,000 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies (See “Other Income” in table below). As such, in certain areas within the Management’s Discussion and Analysis we will present an analysis of our operating results including the restitution amount and pro-forma operating results excluding the restitution amount (it will be labeled as such).

(Dollars in Thousands except Per Share Data)

(Unaudited)

Three Months Ended

January 31,

	Pro Forma 2009	Actual 2009	2008
Net Revenues	$75,735	$75,735	$66,879
Cost of Sales	40,040	40,040	35,228
Gross Profit on Revenues	$35,695	$35,695	$31,651
General and Administrative	30,725	30,725	27,388
Operating Income	4,970	4,970	4,263
Other (Income) Expense, Net	390	(1,210)	520
Income Before Taxes	$4,580	$6,180	$3,743
Taxes	1,917	2,582	1,535
Net Income	$2,663	$3,598	$2,208
Income Per Share	$.19	$.26	$.16
Number of Shares	13,875,425	13,785,425	13,765,152
Income Per Share (Diluted)	$.19	$.26	$.16
Number of Shares (Diluted)	13,910,076	13,910,076	14,000,250

OPERATING RESULTS (In Thousands)

NET REVENUES:

We had net revenues for the three month period ended January 31, 2008 of $66,879 as compared to $75,735 for the three month period ended January 31, 2009. This represents a 13% increase in net revenues. This increase is due primarily to a 13% increase in net revenue per patient.

The number of patients serviced during the quarter ended January 31, 2009 was approximately 965 thousand which was .3% higher when compared to the prior fiscal year’s quarter ended January 31, 2008. Net revenue per patient for the quarter ended January 31, 2008 was $68.83 compared to net revenue per patient for the quarter ended January 31, 2009 of $77.79, an increase of 13%.

COST OF SERVICES:

Cost of Services increased from $35,228 for the three month period ended January 31, 2008 to $40,040 for the three month period ended January 31, 2009, an increase of $4,812 or 14%.  The increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profit on net revenues increased 18% to $37,295 for the three month period ended January 31, 2009 compared to $31,651 for the same period ended January 31, 2008. Gross Profit margins for both comparable periods was 47%. Effectively, both the increase in net revenues and the increase in cost of services offset each other.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2009 were $30,725 compared to $27,388 for the three month period ended January 31, 2008. This represents an increase of $3,337 (12% ) which is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased from $601 for the three month period ended January 31, 2008 to $443 for the three month period ended January 31, 2009, a decrease of $158 (26%). This decrease is due to a decrease in PNC Bank’s primary rate to 3.25%.  Management believes that this trend will continue in the immediate future due to the bank’s lower prime rate.

INCOME:

We realized net income of $3,598 for the three month period ended January 31, 2009 as compared to $2,208 for the three month period ended January 31, 2008, an increase of 63%. On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 21% not 63% as reported above.

Pre-tax income for the period ended January 31, 2009 was $6,180 as compared to $3,743 for the period ended January 31, 2008, an increase of $2,437 (65%). The provision for income taxes increased from $1,535 for the period ended January 31, 2008, to $2,582 (68%) for the current three month period. Our tax rate increased from 41% to 42%.  However, on a pro-forma basis our pretax income for the period ended January 31, 2009 would have been $4,580 an increase of $837 (22%). Our tax provision would have been $1,917 or 42%.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $.26 under the current operating results to $.19 on a pro-forma basis a difference of $.07 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2009 was $60,485 as compared to $58,561 at October 31, 2008 an increase of $1,924. Our cash position increased by $547 during the current period.  We increased our short term debt $8,915 and repaid $901 in existing debt. We had current liabilities of $63,803 at January 31, 2009. We utilized $2,340 in cash from operations, compared to $1,474 in cash provided from operations for the quarter ended January 31, 2008, an overall decrease of $3,814 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $96,729 at January 31, 2009, an increase of $3,011 from October 31, 2008 or 3%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2009 increased 15% over the comparable three month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance for collectable accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2009 was 115 days, a decrease of 5 days, or 4%, from the 120 days that we reported for the period ended January 31, 2008. Historically, first quarters of the fiscal year for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year.

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2009, the Company utilized $27,746 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition Cash Payment in connection with the purchase of the operating assets of GeneDx.  The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The Balance on this note as of January 31, 2009 was approximately $3,125.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of January 31, 2009 was approximately $3,469

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2009

Long - Term Debt	$6,904	$1,180

Capital Leases	5,732	2,469

Operating Leases	2,829	2,294

Purchase Obligations	49,691	17,042

Employment/Consultant Contracts	12,622	3,568

Total	$77,778	$26,553

Our cash balance at January 31, 2009 totaled $13,243 as compared to $12,696 at October 31, 2008.  In September 2006, we acquired certain assets of a Maryland genetics testing laboratory, GeneDx. We made a $5 million cash payment, delivered 230,947 shares of our unregistered common stock valued at $5 million, and assumed certain GeneDx liabilities to complete the acquisition. The Purchase Agreement also provides for an upside Contingent Payment, not to exceed $7 million, payable partly in cash and partly in stock, dependent upon the performance of GeneDx’s operations during the four twelve month measuring periods commencing October 1, 2006. The maximum amount payable with respect to the second measuring period was approximately $2 million. We believe that our cash position, the anticipated cash generated from future operations,  and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2009.

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

Accounting for Contractual Credits and Doubtful Accounts

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

Our annual effective tax rate is estimated quarterly on a cumulative basis in accordance with FASB Statement No.109. The estimated effective tax rate is computed based upon both historical and projected factors and is therefore subject to change during the year. Some of the factors which may affect the “effective tax rate” include the execution of additional capital leases, the exercise of stock options and the attainment of designated benchmarks in connection with some of our acquisitions. As we approach the completion of a fiscal year, we are able to estimate our annual effective tax rate to a greater degree based upon historical factors and to a lesser degree based upon projected factors. We now estimate that the effective tax rate for our 2009 fiscal year will approximate 42%.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Cautionary Statements” contained in Item 1 of our Annual Report on Form 10-K for the year ended October 31, 2008, as well as elsewhere herein including:

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
changes in payor mix.
Failure to maintain acceptable days sales outstanding levels.
Increased competition, including price competition.
Our ability to attract and retain experienced and qualified personnel.
Adverse litigation results.
Labilities that result from our inability to comply with new corporate governance requirements.
Failure to comply with the Sarbanes-Oxley Act of 2002.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At January 31, 2009, advances of approximately $27,746 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at January 31, 2009 was approximately $148 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $23.

Item 4 - CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 6. Exhibits

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

S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 10, 2009