Form 10-Q
period 2009-04-30
BIO REFERENCE LABORATORIES INC
filed 2009-06-08
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated file in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,807,808 shares of Common Stock ($.01 par value) at June 8, 2009.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2009

I N D E X

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	April 30,	October 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$13,275	$12,696
Accounts Receivable - Net	99,970	93,718
Inventory	3,674	3,731
Other Current Assets	2,251	1,771
Deferred Tax Assets	8,659	7,635
TOTAL CURRENT ASSETS	127,829	119,551

PROPERTY AND EQUIPMENT - AT COST	47,274	42,688
LESS: Accumulated Depreciation	21,840	18,231
PROPERTY AND EQUIPMENT - NET	25,434	24,457

OTHER ASSETS:
Deposits	571	525
Goodwill - Net	19,072	19,072
Intangible Assets - Net	5,007	5,574
Other Assets	1,280	1,224
Deferred Tax Asset	1,078	908

TOTAL OTHER ASSETS	27,008	27,303

TOTAL ASSETS	$180,271	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$21,874	$25,801
Accrued Salaries and Commissions Payable	7,155	5,590
Accrued Taxes and Expenses	3,466	7,315
Revolving Note Payable - Bank	25,839	18,831
Current Maturities of Long-Term Debt	1,185	1,175
Capital Lease Obligations - Short-Term Portion	2,316	2,278
TOTAL CURRENT LIABILITIES	61,835	60,990

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	3,101	3,052
Long - Term Debt — Net of Current Portion	5,135	5,729
TOTAL LONG-TERM LIABILITIES	8,236	8,781

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,799,308 and 13,776,795 at April 30, 2009 and at October 31, 2008, respectively	138	138

Additional Paid-In Capital	42,517	42,085

Retained Earnings	67,545	59,317

TOTAL SHAREHOLDERS’ EQUITY	110,200	101,540
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$180,271	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

 [UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2009	2008	2009	2008

NET REVENUES:	$87,183	$75,180	$162,918	$142,059

COST OF SERVICES:
Depreciation and Amortization	1,770	1,407	3,445	2,783
Employee Related Expenses	20,371	18,384	39,453	34,859
Reagents and Laboratory Supplies	14,774	11,736	26,655	21,992
Other Cost of Services	7,971	7,471	15,373	14,592
TOTAL COST OF SERVICES	44,886	38,998	84,926	74,226

GROSS PROFIT ON REVENUES	42,297	36,182	77,992	67,833

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	602	586	1,191	1,143
General and Administrative Expenses	21,215	19,488	40,393	37,116
Bad Debt Expense	12,122	9,893	23,080	19,095
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	33,939	29,967	64,664	57,354

INCOME FROM OPERATIONS	8,358	6,215	13,328	10,479

OTHER (INCOME) EXPENSE:
Interest Expense	415	584	858	1,186
Interest Income	(39)	(67)	(92)	(148)
Other (Income) Expense	—	—	(1,600)	—
TOTAL OTHER EXPENSES - NET	376	517	(834)	1,038

INCOME BEFORE INCOME TAXES	7,982	5,698	14,162	9,441
Provision for Income Taxes	3,352	2,271	5,934	3,806

NET INCOME	$4,630	$3,427	$8,228	$5,635

NET INCOME PER COMMON SHARE - BASIC:	$0.34	$0.25	$0.60	$0.41
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,798,908	13,783,140	13,792,167	13,774,146

NET INCOME PER COMMON SHARE - DILUTED:	$0.33	$0.25	$0.59	$0.40
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,911,509	13,984,890	13,909,110	13,993,553

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Six months ended
	April 30
	2009	2008
OPERATING ACTIVITIES:
Net Income	$8,228	$5,635
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	4,636	3,926
Amortization of Deferred Compensation	—	6
Deferred Income Tax (Benefit) Expense	(1,194)	(50)
Stock Based Compensation	40	86
(Gain) Loss on Disposal of Fixed Assets	166	280
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(8,887)	(5,393)
Provision for Doubtful Accounts	2,635	967
Inventory	57	(561)
Other Current Assets	(480)	(1,019)
Other Assets and Deposits	(102)	(150)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(4,044)	3,209

NET CASH - OPERATING ACTIVITIES	1,055	6,936

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(3,877)	(2,847)

Business Acquisitions and Related Costs	(1,917)	(1,917)

NET CASH - INVESTING ACTIVITIES	(5,794)	(4,764)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(584)	(436)
Payments of Capital Lease Obligations	(1,248)	(1,497)
Increase (Decrease) in Revolving Line of Credit	7,008	(2,684)
Proceeds from Exercise of Options	142	607

NET CASH - FINANCING ACTIVITIES	5,318	(4,010)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	579	(1,838)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	12,696	11,897

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$13,275	$10,059

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$872	$1,245
Income Taxes	$9,045	$4,657

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands Except Per Share Data]

During the six month periods ended April 30, 2009 and April 30, 2008 the Company entered into capital leases totaling $1,335 and $2,593 respectively.

During the six month periods ended April 30, 2009 and April 30, 2008, the Company wrote-off approximately $626 and $2,815 of furniture and equipment that were fully depreciated.

During the six month periods ended April 30, 2009 and April 30, 2008 the Company wrote-off approximately $300 and $2,333 of intangible assets that were fully amortized.

During the six month periods ended April 30, 2009 and April 30, 2008 the Company recorded approximately $40 and $86 of stock based compensation expense under the FAS123R related to granting of stock options and shares of company’s stock.

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

[2] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2008 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[3] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2008 Form 10-K.  On November 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”.  This statement provides a single definition of fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 creates a three-level hierarchy for the inputs used in the valuation techniques to derive fair values where Level 1 is having the highest priority and Level 3 having the lowest priority.

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	4/30/2009	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$1,280	—	$1,280	—

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

[4] Certain prior year amounts have been reclassified to conform to the current year presentation.

[5] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts. Net realizable amounts from patients, third party payors and others for services rendered, are accrued on an estimated basis in the period the related services are rendered, and are adjusted in subsequent periods based upon an analysis of the Company’s collection experience from each category of payor group as well as prospectively determined contractual adjustments and discounts with third party payors. Differences between these adjustments and any subsequent revisions are included in the statement of operations in which the revisions are made and are disclosed, if material. Applying this methodology and aggregating its collection experience from all payor groups, the Company has not been required to record an adjustment related to revenue recorded in prior periods that was material in nature. Revenues on the statements of operations are net of the following amounts for allowances and discounts.

	Three Months Ended		Six Months Ended
	April 30		April 30
	[Unaudited]		[Unaudited]
	2009	2008	2009	2008

Medicare/Medicaid	$61,382	$48,338	$113,767	$91,861
Other	199,977	131,542	358,863	245,280
	$261,359	$179,880	$472,630	$337,141

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

[6] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off accounts receivable against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	April 30, 2009	October 31, 2008

Contractual Credits/Discounts	$110,288	$78,042
Doubtful Accounts	18,278	15,643
Total Allowance	$128,566	$93,685

[7] In December 2007 the FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” These statements are effective for fiscal years and interim periods within those fiscal years in the case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations.

Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) . FSP FAS 142-3 removed the requirement of SFAS No. 142 , Goodwill and Other Intangible Assets (“SFAS 142”) , for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations .  This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the third quarter of fiscal 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are “other-than-temporary impaired”.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss .. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

[8] During the period ended January 31, 2009, the Company executed a Restitution Agreement with a former Vice President in sales (the “former employee”). The former employee paid the Company $1,600,000 (Not in Thousands) for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which were in violation of the Company’s policies (see Form 8-K; filed January 26, 2009 for more information). This amount is presented as “Other Income” in the Company’s consolidated statement of operations.

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2009 (Unaudited) and October 31, 2008. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

[Unaudited}

April 30, 2009

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	$4,573	$1,777	$2,796
Covenants Not-to-Compete	5	4,205	2,189	2,016
Patent	17	316	121	195

Totals		$9,094	$4,087	$5,007

October 31, 2008

Intangible Asset	Weighted-Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Customer Lists	20	$4,873	$1,941	$2,932
Covenants Not-to-Compete	5	4,205	1,768	2,437
Patent	17	316	111	205

Totals		$9,394	$3,820	$5,574

The aggregate intangible amortization expense for the three months ended April 30, 2009 and 2008 was $282 and $285, respectively, and for the six months ended April 30, 2009 and 2008 was $567 and $571, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2009 and thereafter is as follows:

Year Ended	Amortization
October 31,	Expense
2009	$1,108
2010	1,021
2011	595
2012	201
2013	201
Thereafter	1,881
Total	$5,007

[10] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2009, the Company utilized $25,839 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2009 is approximately $2,917.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx, as certain financial goals were achieved, of $1,917 and 11,548 shares of BRLI’s common stock during the period ended January 31, 2009.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of April 30, 2009 is approximately $3,398.

[11] The provision for income taxes for the three months ended April 30, 2009, consists of a current tax provision of $4,006 and a deferred tax benefit of $654. The provision for income taxes for the six months ended April 30, 2009, consists of a current tax provision of $7,326 and a deferred tax benefit of $1,392. On April 30, 2009, the Company had a current deferred tax asset of $8,659 included in other current assets and a long-term deferred tax asset of $1,078 included in other assets.  The provision for income taxes for the three months ended April 30, 2008, consists of a current tax provision of $1,809 and a deferred tax expense of $462. The provision for income taxes for the six months ended April 30, 2008, consists of a current tax provision of $3,856 and a deferred tax benefit of $50.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on Comparative Genomic Hybridization Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx’s revenues and profits were increasing at an accelerating rate. This increase has continued through the first two quarters of fiscal 2009.

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

(Dollars in Thousands except Per Share Data)

(Unaudited)

Six Months Ended

April 30,

	Pro Forma 2009	Actual 2009	2008
Net Revenues	162,918	$162,918	$142,059
Total Cost of Services	84,926	84,926	74,226
Gross Profit on Revenues	$77,992	$77,992	$67,833
Total General and Administrative Expenses	64,664	64,664	57,354
Operating Income	13,328	13,328	10,479
Other (Income) Expense, Net	766	(834)	1,038
Income Before Taxes	$12,562	$14,162	$9,441
Taxes	5,263	5,934	3,806
Net Income	$7,299	$8,228	$5,635
Income Per Share	$.53	$.60	$.41
Number of Shares	13,792,167	13,792,167	13,774,146
Income Per Share (Diluted)	$.52	$.59	$.40
Number of Shares (Diluted)	13,909,110	13,909,110	13,993,553

OPERATING RESULTS (In Thousands)

COMPARISON OF SECOND QUARTER 2009 VS SECOND QUARTER 2008

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended April 30, 2008 were $75,180 as compared to $87,183 for the three month period ended April 30, 2009; which represents a 16% increase in net revenues. This increase is due to a 7% increase in patient counts and an increase in revenue per patient of 8% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2009 was 1,127 thousand which was 7% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2008 was $70.95 compared to net revenue per patient of $76.74 for the three month period ended April 30, 2009, an increase of $5.79 or 8%.

COST OF SERVICES:

Cost of Services increased from $38,998 for the three month period ended April 30, 2008 to $44,886 for the three month period ended April 30, 2009, an increase of $5,888 or 15%.  This increase in Cost of Services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits increased from $36,182 for the three month period ended April 30, 2008 to $42,297 for the three month period ended April 30, 2009, an increase of $6,115 or 17%.  Gross profit margin increased from 48% in fiscal 2008 to 49% in fiscal 2009.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2008 were $29,967 as compared to $33,939 for the quarter ended April 30, 2009, an increase of $3,972 or 13%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $415 during the three month period ending April 30, 2009 from $584 during the three month period ended April 30, 2008. This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%. Management believes that this trend will continue in the short-term due to the bank’s lower prime rate.

INCOME:

We realized net income of $4,630 for the three month period ended April 30, 2009, as compared to $3,427 for the three month period ended April 30,

2008, an increase of $1,203 or 35%.  Pre-tax income for the period ended April 30, 2009 was $7,982, compared to $5,698 for the three month period ended April 30, 2008, an increase of $2,284 or 40%.  The provision for income taxes increased from $2,271 for the three month period ended April 30, 2008 to $3,352 for the period ended April 30, 2009.

SIX MONTHS 2009 COMPARED TO SIX MONTHS 2008

NET REVENUES:

Net Revenues for the six month period ended April 30, 2008 were $142,059 as compared to $162,918 for the six month period ended April 30, 2009; this represents a 15% increase in net revenues. This increase is due to a 4% increase in patient counts and an increase in revenue per patient of 10%.

The number of patients serviced during the six month period ended April 30, 2009 was 2,092 which was 4% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2008 was $69.94, compared to net revenue per patient for the six month period ended April 30, 2009 of $77.23, an increase of $7.29 or 10%.

COST OF SERVICES:

Cost of Services increased to $84,926 for the six month period ended April 30, 2009 from $74,226 for the six month period ended April 30, 2008. This represents a 14% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits on net revenues, increased to $77,992 for the six month period ended April 30, 2009 from $67,833 for the six month period ended April 30, 2008; an increase of $10,159 (15%). Gross profit margins remained constant between comparable periods at 48%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2008 were $57,354 as compared to $64,664 for the six month period ended April 30, 2009.  This represents an increase of $7,310 or 13%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $858 during the six month period ending April 30, 2009 as compared to $1,186 during the six month period ending April 30, 2008, a decrease of $328.  This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%. Management believes that this trend will continue in the short-term due to the bank’s lower prime rate.

INCOME:

We realized net income of $8,228 for the six month period ended April 30, 2009 as compared to $5,635 for the six month period ended April 30, 2008, an increase of 46%. On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 30% not 46% as reported above.

Pre-tax income for the period ended April 30, 2009 was $14,162 as compared to $9,441 for the period ended April 30, 2008, an increase of $4,721 (50%). The provision for income taxes increased from $3,806 for the period ended April 30, 2008, to $5,934 (56%) for the current six month period. Our tax rate increased from 40% to 42%.  However, on a pro-forma basis our pretax income for the period ended April 30, 2009 would have been $12,562 an increase of $3,121 (33%). Our tax provision would have been $5,263 or 42%.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $.59 under the current operating results to $.52 on a pro-forma basis a difference of $.07 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

Our working capital at April 30, 2009 was $65,994 as compared to $58,561 at October 31, 2008 an increase of $7,433. Our cash position increased by $579 during the current period. We increased our short term debt by $7,008 and repaid $1,832 in existing debt. We had current liabilities of $61,835 at April 30, 2009. We generated $1,055 in cash from operations, compared to $6,936 in cash from operations for the quarter ended April 30, 2008, an overall decrease of $5,881 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $99,970 at April 30, 2009, an increase of $6,252 from October 31, 2008 or 7%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended April 30, 2009 increased 12% over the comparable three month period in 2008.

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

Incomplete or inaccurate billing information as provided by the physician.

Disparity in coverage and information requirements.

Disputes with payors.

Internal and external compliance policies and procedures.

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2009 was 104 days, a decrease of 5 days, or 5%, from the 109 days that we reported for the period ended April 30, 2008 and a 10% decrease from January 31, 2009.

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2009, the Company utilized $25,839 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2009 is approximately $2,917.

Pursuant to this agreement the Company made a cash payment to the prior owners of GeneDx, as certain financial goals were achieved, of $1,917 and 11,548 shares of BRLI’s common stock during the period ended January 31, 2009.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of April 30, 2009 is approximately $3,398.We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Over the Next
	Five Years	FY2009
Long - Term Debt	$6,904	$1,180
Capital Leases	5,732	2,469
Operating Leases	2,829	2,294
Purchase Obligations	49,691	17,042
Employment/Consultant Contracts	12,622	3,568
Total	$77,778	$26,553

Our cash balance at April 30, 2009 totaled $13,275 as compared to $12,696 at October 31, 2008.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2009.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

In December 2007 the FASB issued FAS 141(R) “Business Combinations” and FAS 160 “Noncontrolling Interests in Consolidated Financial Statements” These statements are effective for fiscal years and interim periods within those fiscal years in the case of FAS 160, beginning on or after December 15, 2008. Earlier adoption is prohibited. Together these statements revise the accounting rules with respect to accounting for business combinations.

Specifically, the objective of FAS 141(R) is to improve the relevance, representational faithfulness and comparability of the information that the reporting entity provides in its financial reports about a business combination and its effects. This statement thus establishes principles and requirements for how the acquirer:

Recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.

Recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase.

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

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) . FSP FAS 142-3 removed the requirement of SFAS No. 142 , Goodwill and Other Intangible Assets (“SFAS 142”) , for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations .  This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of this statement is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the third quarter of fiscal 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are “other-than-temporary impaired”.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic 5-M for factors to consider with respect to other-than-temporary impairments for equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporary impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss .. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows.

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

We do have exposure to both rising and falling interest rates. At April 30, 2009, advances of approximately $25,839 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at April 30, 2009 was approximately $143 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $22.

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

Date:  June 8, 2009