Form 10-Q
period 2009-07-31
BIO REFERENCE LABORATORIES INC
filed 2009-09-08
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,828,658 shares of Common Stock ($.01 par value) at September 4, 2009.

BIO-REFERENCE, LABORATORIES, INC.

FORM 10-Q

JULY 31, 2009

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

ASSETS

	July 31,	October 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$14,878	$12,696
Accounts Receivable - Net	100,840	93,718
Inventory	4,083	3,731
Other Current Assets	1,898	1,771
Deferred Tax Assets	9,951	7,635
TOTAL CURRENT ASSETS	131,650	119,551

PROPERTY AND EQUIPMENT - AT COST	48,616	41,748
LESS: Accumulated Depreciation	23,759	17,291
PROPERTY AND EQUIPMENT - NET	24,857	24,457

OTHER ASSETS:
Deposits	652	525
Goodwill - Net	19,072	19,072
Intangible Assets - Net	4,866	5,574
Other Assets	1,350	1,224
Deferred Tax Asset	1,275	908

TOTAL OTHER ASSETS	27,215	27,303

TOTAL ASSETS	$183,722	$171,311

The Accompanying Notes are an Integral Part of These Consolidated  Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2009	2008
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$24,030	$25,801
Accrued Salaries and Commissions Payable	7,090	5,590
Accrued Taxes and Expenses	6,162	7,315
Revolving Note Payable - Bank	18,490	18,831
Current Maturities of Long-Term Debt	1,186	1,175
Capital Lease Obligations - Short-Term Portion	2,203	2,278
TOTAL CURRENT LIABILITIES	59,161	60,990

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	2,783	3,052
Long - Term Debt — Net of Current Portion	4,836	5,729
TOTAL LONG-TERM LIABILITIES	7,619	8,781

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock, None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 13,820,658 and 13,776,795 at July 31, 2009 and at October 31, 2008, respectively	138	138

Additional Paid-In Capital	42,820	42,085

Retained Earnings	73,984	59,317

TOTAL SHAREHOLDERS’ EQUITY	116,942	101,540
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$183,722	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Three months ended July 31,		Nine months ended July 31,
	2009	2008	2009	2008

NET REVENUES:	$97,424	$77,776	$260,342	$219,834

COST OF SERVICES:

Depreciation and Amortization	1,842	1,527	5,288	4,310
Employee Related Expenses	22,478	18,154	61,931	53,013
Reagents and Laboratory Supplies	14,824	11,606	41,478	33,598
Other Cost of Services	9,019	7,883	24,393	22,475
TOTAL COST OF SERVICES	48,163	39,170	133,090	113,396

GROSS PROFIT ON REVENUES	49,261	38,606	127,252	106,438

General and Administrative Expenses:

Depreciation and Amortization	636	647	1,827	1,790
General and Administrative Expenses	22,854	19,377	63,248	56,492
Bad Debt Expense	13,793	10,265	36,872	29,361

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	37,283	30,289	101,947	87,643

INCOME FROM OPERATIONS	11,978	8,317	25,305	18,795

OTHER (INCOME) EXPENSE:

Interest Expense	351	462	1,208	1,647
Other (Income) Expense	—	—	(1,600)	—
Interest Income	(44)	(60)	(136)	(208)

TOTAL OTHER EXPENSES - NET	307	402	(528)	1,439

INCOME BEFORE INCOME TAXES	11,671	7,915	25,833	17,356
Provision for Income Taxes	5,232	3,178	11,166	6,984

NET INCOME	$6,439	$4,737	$14,667	$10,372

NET INCOME PER COMMON SHARE - BASIC:	$0.47	$0.34	$1.06	$0.75
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	13,813,758	13,778,073	13,799,364	13,755,455

NET INCOME PER COMMON SHARE - DILUTED:	$0.46	$0.34	$1.05	$0.74
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	13,961,588	13,961,544	13,922,829	13,984,189

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

[UNAUDITED]

	Nine months ended July 31,
	2009	2008
OPERATING ACTIVITIES:
Net Income	$14,667	$10,372
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	7,115	6,100
Amortization of Deferred Compensation	—	6
Deferred Income Tax (Benefit) Expense	(2,683)	(985)
Stock Based Compensation	40	86
(Gain) Loss on Disposal of Fixed Assets	197	178
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(12,563)	(8,968)
Provision for Doubtful Accounts	5,441	2,703
Inventory	(352)	(416)
Other Current Assets	(127)	(1,363)
Other Assets and Deposits	(253)	(126)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	743	6,695

NET CASH - OPERATING ACTIVITIES	12,225	14,282

INVESTING ACTIVITIES:
Acquisition of Equipment and
Leasehold Improvements	(5,289)	(5,012)
Business Acquisitions Related Costs	(2,059)	(1,917)

NET CASH - INVESTING ACTIVITIES	(7,348)	(6,929)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(882)	(725)
Payments of Capital Lease Obligations	(1,917)	(2,140)
(Decrease) Increase in Revolving Line of Credit	(341)	(5,815)
Proceeds from Exercise of Options	445	607
Common Stock Repurchased	—	(452)

NET CASH - FINANCING ACTIVITIES	(2,695)	(8,525)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	2,182	(1,172)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$12,696	$11,897

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$14,878	$10,725

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,245	$1,637
Income Taxes	$14,405	$6,368

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the nine month period ended July 31, 2009 and July 31, 2008 the Company entered into capital leases totaling $1,573 and $3,214, respectively.

During the nine month period ended July 31, 2009 and July 31, 2008, the Company wrote-off approximately $934 and $3,026 of furniture and equipment.

During the nine month period ended July 31, 2009 and July 31, 2008 the Company wrote-off approximately $300 and $2,333 on intangible assets that were fully amortized.

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

	7/31/2009	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$1,350	—	$1,350	—

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

On July 31, 2009, the Company adopted FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  As of July 31, 2009, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

On July 31, 2009, the Company adopted FASB Statement No. 165 ( SFAS No. 165 ), Subsequent Events.  The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission.  Accordingly, the Management believes that no such events have occurred that would warrant such recognition.

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

	Three Month Ended July 31 [Unaudited]		Nine Months Ended July 31 [Unaudited]
	2009	2008	2009	2008
Medicare / Medicaid	$67,030	$51,872	$180,797	$143,732
Other	222,429	141,865	581,291	387,146
	$289,459	$193,737	$762,088	$530,878

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

[6] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	July 31, 2009	October 31, 2008
Contractual Credits / Discounts	$133,637	$78,042
Doubtful Accounts	21,084	15,643
	$154,721	$93,685

[7] In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSB did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that may be classified under the category of “other-than-temporary impaired”.  Accordingly, the adoption of this FSB did not have a material impact on the Company’s financial statements.

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

In May 2009, the FASB issued FASB Statement No. 165 ( SFAS No. 165 ), Subsequent Events.  This statement requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This statement is effective for interim and annual periods ending after June 15, 2009.  The adoption of this statement has not had a material impact on our financial statements.

In June 2009, the FASB issued FASB Statement No. 166 ( SFAS No. 166 ), Accounting for Transfers of Financial Assets.   SFAS No. 166 revises SFAS No. 140 and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, effective at the start of the first fiscal year beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Statement No. 167 ( SFAS No. 167 ), Amendments to FASB Interpretation No. 46(R).  SFAS No. 167 amends FIN No. 46(R) by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated. Effective at the start of the first fiscal year beginning after November 15, 2009.  The adoption of this standard is not expected to have a material effect on the Company’s financial statements.

In June 2009, the FASB issued FASB Statement No. 168 ( SFAS No. 168 ), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement replaces SFAS No. 162 , which was issued in May 2008 and identified the sources of accounting principles and the framework for selecting them. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The FASB Accounting Standards Codification™(Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, this new Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the Board’s (FASB) view, the issuance of this Statement and the Codification will not change current GAAP.

In June 2009, the SEC released Staff Accounting Bulletin No. 112 (“SAB 112”), which is an update of the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This SAB is not expected to have any material impact on the Company’s financial statements.

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

[9] The following disclosures present certain information on the Company’s intangible assets as of July 31, 2009 (Unaudited) and October 31, 2008. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

Intangible Assets At July 31, 2009 [Unaudited]	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

Customer Lists	20	$4,573	$1,841	$2,732
Covenants Not to Compete	5	4,205	2,400	1,805
Patents	17	457	128	329

Totals		$9,235	$4,369	$4,866

Intangible Assets At October 31, 2008	Weighted-Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance

Customer Lists	20	$4,873	$1,941	$2,932
Covenants Not to Compete	5	4,205	1,768	2,437
Patents	17	316	111	205

Totals		$9,394	$3,820	$5,574

The aggregate intangible amortization expense for the three months ended July 31, 2009 and 2008 was $281 and $282, respectively, and for the nine months ended July 31, 2009 and 2008 was $848 and $853, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2009 and for the four subsequent years is as follows:

Fiscal Year Ending October 31,	Estimated Amortization Expense
2009	$1,147
2010	1,014
2011	419
2012	217
2013	209
Thereafter	1,860

Total	$4,866

[10] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2009, the Company utilized $18,490 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of July 31, 2009 is approximately $2,708.

Pursuant to the acquisition agreement, the Company made a cash payment to the prior owners of GeneDx, as certain financial goals were achieved, of $1,917 and 11,548 shares of BRLI’s common stock during the quarter ended January 31, 2009.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of July 31, 2009 is approximately $3,314.

[11] The provision for income taxes for the three months ended July 31, 2009, consists of a current tax provision of $6,701 and a deferred tax benefit of $1,469 . The provision for income taxes for the nine months ended July 31, 2009, consists of a current tax provision of $14,047 and a deferred tax benefit of $2,881. At July 31, 2009, the Company had a current deferred tax asset of $9,951 included in other current assets and a long-term deferred tax asset of $1,275. The provision for income taxes for the three months ended July 31, 2008 consists of a current tax provision of $4,143 and a deferred tax benefit of $965. The provision for income taxes for the nine months ended July 31, 2008 consists of a current tax of $7,999 and a deferred tax benefit of $1,015.

[12] On July 14, 2008, the Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s common stock through the period ending October 31, 2010. As of July 31, 2009, 19,700 shares were repurchased for approximately $452,500 [amounts not in thousands]. The shares were cancelled upon repurchase.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on Comparative Genomic Hybridization Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx’s revenues and profits were increasing at an accelerating rate. This increase has continued through the first three quarters of fiscal 2009.

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

(Dollars in Thousands except Per Share Data)

(Unaudited)

Nine Months Ended

July 31,

	Pro Forma 2009	Actual 2009	2008
Net Revenues	$260,342	$260,342	$219,834
Cost of Services	133,090	133,090	133,396
Gross Profit on Revenues	127,252	127,252	106,438
General and Administrative	101,947	101,947	87,643
Operating Income	25,305	25,305	18,795
Other (Income) Expense, Net	1,072	(528)	1,439
Income Before Taxes	24,233	25,833	17,356
Taxes	10,475	11,166	6,984
Net Income	13,758	14,667	10,372
Income Per Share (Basic)	$1.00	$1.06	$0.75
Number of Shares (Basic)	13,799,364	13,799,364	13,755,455
Income Per Share (Diluted)	$0.99	$1.05	$0.74
Number of Shares (Diluted)	13,922,829	13,922,829	13,984,189

OPERATING RESULTS (In Thousands)

COMPARISON OF THIRD QUARTER 2009 VS THIRD QUARTER 2008

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended July 31, 2008 were $77,776 as compared to $97,424 for the three month period ended July 31, 2009, which represents a 25% increase in net revenues. This increase is due to a 20% increase in patient count and a 5% increase in net revenues per patient due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended July 31, 2009 was approximately 1,246 thousand, which was 20% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2008 was $74.11 compared to net revenue per patient of $77.61 for the three month period ended July 31, 2009, an increase of $3.50 or 5%.

COST OF SERVICES:

Cost of Services increased from $39,170 for the three month period ended July 31, 2008 to $48,163 for the three month period ended July 31, 2009, an increase of $8,993 or 23% as compared to a 25% increase in net revenues.  This increase in Cost of Services is fundamentally in line with the increase in Net Revenues.

GROSS PROFITS:

Gross profits increased from $38,606 for the three month period ended July 31, 2008 to $49,261 for the three month period ended July 31, 2009; an increase of $10,665 or 28%. Gross profit margins increased to 51% for the three month period ended in July 31,2009 as compared to 50% for the three month period ended July 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended July 31, 2008 was $30,289 as compared to $37,283 for the three month period ended July 31, 2009, an increase of $6,994 or 23%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $351 during the three month period ended July 31, 2009 from $462 during the three month period ended July 31, 2008. This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%.  Management believes that this trend will continue in the short term due to the bank’s lower prime rate.

INCOME:

We realized net income of $6,439 for the three month period ended July 31, 2009, as compared to $4,737 for the three month period ended July 31, 2008, an increase of

36%.  Pre-tax income for the period ended July 31, 2008 was $7,915 compared to $11,671 for the period ended July 31, 2009, an increase of 47%.  The provision for income taxes increased from $3,178 for the three month period ended July 31, 2008 to $5,232 for the three month period ended July 31, 2009.

NINE MONTHS 2009 COMPARED TO NINE MONTHS 2008

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2008 were $219,834 as compared to $260,342 for the nine month period ended July 31, 2009.  This represents an 18% increase in net revenues. This increase is due to a 9% increase in patient counts and an 8% increase in revenue per patient due to a continuing shift in business to higher reimbursement esoteric testing.

The number of patients serviced during the nine month period ended July 31, 2009 was approximately 3,339 million which was 9% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2008 was $71.36, compared to net revenue per patient for the nine month period ended July 31, 2009 of $77.37, an increase of $6.01 or 8%.

COST OF SERVICES:

Cost of Services increased to $133,089 for the nine month period ended July 31, 2009 from $113,396 for the nine month period ended July 31, 2008. This amounts to a $19,693, or a 17% increase in direct operating costs. This increase in Cost of Services is in line with the increase in net revenues.

GROSS PROFITS:

Gross profits on net revenues increased to $127,252 for the nine month period ended July 31, 2009 from $106,438 for the nine month period ended July 31, 2008, an increase of $20,816 (20%) primarily attributable to the increase in net revenues. Gross profit margins increased 1 percent to 49 percent during the current period.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2009 were $101,947 as compared to $87,643 for the nine month period ended July 31, 2008, an increase of $14,304 or 16%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $1,208 during the nine month period ended July 31, 2009 as compared to $1,647 during the nine month period ended July 31, 2008, a decrease of $439.  This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%.  Management believes that this trend will continue in the short term due to the bank’s lower prime rate.

INCOME:

We realized net income of $10,372 for the nine months ended July 31, 2008 as compared to $14,667 for the nine month period ended July 31, 2009, an increase of $4,296 or 41%.  Pre-tax income for the period ended July 31, 2008 was $17,356, as compared to $25,833 for the period ended July 31, 2009, an increase of $8,447 (49%). The provision for income taxes increased from $6,984 for the period ended July 31, 2008, to $11,166 for the current nine month period.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $1.05 under the current operating results to $.99 on a pro-forma basis a difference of $.06 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2009 was $72,489 as compared to $58,561 at October 31, 2008; an increase of $13,928. Our cash position increased by $2,182 during the current period.  We had current liabilities of $59,161 at July 31, 2009. We generated $12,225 in cash from operations at July 31, 2009, compared to $14,282 in cash from operations for the nine month period ended July 31, 2008, an overall decrease of $2,057 in cash generated from operations year over year.  This decrease is largely attributable to increased cash tax payments made by the Company.

Accounts receivable, net of allowance for doubtful accounts, totaled $100,840 at July 31, 2009, an increase of $7,122 from October 31, 2008 or 8%. This increase was primarily attributable to increased revenue.  Cash collected during the nine month period ended July 31, 2009 increased 25% over the comparable prior year nine month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not, or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2009, decreased to 95 days; a decrease of 12 days, or 11%, from the days that we reported at the end of fiscal year 2008.

Note #10 to the consolidated financial statements contains the information regarding the Company’s significant debt.  This information is hereby incorporated by reference.

Note #12 to the consolidated financial statements contains the information regarding the Company’s stock repurchase.  This information is hereby incorporated by reference.

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

Our cash balance at July 31, 2009 totaled $14,878 as compared to $12,696 at October 31, 2008.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2009.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Note #7 to consolidated financial statements.  This information is hereby incorporated by reference.

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

Accounting for Contractual Credits and Doubtful Accounts

An allowance for contractual credits is determined based upon a review of the reimbursement policies and subsequent collections for the different types of payors. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain the allowance for doubtful accounts at an appropriate level, based on our experience with our accounts receivable. We write off accounts against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include being transferred to a third party collection agency. Third party accounts are written off when they exceed the payor’s timely filing limits.

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

We do have exposure to both rising and falling interest rates. At July 31, 2009, advances of approximately $18,490 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at July 31, 2009 was approximately $134 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $20.

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

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 4 – Submission to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on July 30, 2009. At the meeting, the following three individuals were elected by the following vote to serve as Class III directors, each for a term of three years and until his successor is duly elected and qualified.

	For	Withheld
Joseph Benicasa	12,272,604	512,711
Gary Lederman	11,855,166	930,149
John Roglieri	11,592,189	893,126

Our other directors whose term continued are as follows:

Marc D. Grodman	Class I Director
Howard Dubinett	Class I Director
Sam Singer	Class II Director
Harry Elias	Class II Director

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

Date: September 4, 2009