Form 10-K
period 2009-10-31
BIO REFERENCE LABORATORIES INC
filed 2010-01-12
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[Mark One]

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.  [not required]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer.” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $305,000,000 based upon the last sale price for the Common Stock on April 30, 2009, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 8, 2010, there were 13,865,986 shares of Common Stock issued and outstanding

PART I

Item. 1. - Business

Overview

We believe that we are the largest independent regional clinical laboratory servicing the greater New York metropolitan area. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.

We currently process nearly 4.6 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 50 patient service centers for collection of patient specimens.

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

Capitalize on our position within the clinical market

Lead in the providing of medical information

Provide the highest quality service

Pursue strategic growth opportunities

Services

The laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 46% and esoteric testing generates approximately 53% of our net revenues. The net revenue generated by our GeneDx and our CareEvolve subsidiaries were 5.7% and 0.7% of total net revenue in fiscal 2009 and 5.7% and 0.7% in fiscal 2008, respectively as a percentage of total net revenue.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2009, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2007, 2008, and 2009.

	October 31
	2009	2008	2007

Direct Patient Billing	4%	4%	3%
Commercial Insurance	49%	47%	46%
Professional Billing	22%	23%	25%
Medicare	23%	24%	24%
Medicaid	2%	2%	2%
	100%	100%	100%

Clients

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations on fees imposed by third-party payors. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Employers, Governmental Agencies

We provide laboratory services to governmental agencies and large employer groups. We believe that we are the largest regional laboratory providing laboratory testing services to correctional facilities in the United States. All of these clients are charged on a contractual basis.

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

Strategic Growth Opportunities

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the four years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2009 as well as for the fiscal year ended October 31, 2008 and October 31, 2007, the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock with respect to each such year. These amounts have been accrued and are reflected in our financial statements. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

The current administration, Congress and various Federal agencies have examined the rapid growth of Federal expenditures for clinical laboratory services, and the use by the major clinical laboratories of dual fee schedules (“client” fees charged to physicians, hospitals, institutions and companies with whom a laboratory deals on a bulk basis and which involve relatively low administrative costs, and “patient” fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  The permitted Medicare reimbursement rate for clinical laboratory services has been reduced by the Federal government in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges. Calendar year 2008 marked the final year of a five-year freeze on Laboratory fee updates, as required by the Medicare Modernization Act of 2003. A number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  In addition, the structure and nature of Medicare reimbursement for laboratory services is also under discussion and we are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us.  For the first time in five years, as of January 1, 2009 laboratories received a 4.5% across the board increase in reimbursements.  Currently laboratories are expected to receive a 1.9% across the board decrease in reimbursements, although nothing has been finalized as of the date of this report.

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

These regulations establish a minimum and would default to more stringent state laws. Therefore, we are required to comply with both sets of standards. Laboratories were required to submit a compliance plan to HHS by October 16, 2003.  We filed our application for a one year extension for compliance with the Transaction Data Set Regulations and filed our compliance plan during the extension period in accordance with the model form provided by HHS. HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.

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

Employees

At October 31, 2009, we had 1,691 full-time and 483 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Risks Associated with Growth:

                Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contains certain operational targets, which, if achieved in the four years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2009 as well as for the fiscal year ended October 31, 2008 and October 31, 2007, the genetics laboratory achieved certain of the targets, entitling the prior owners to receive $1,917,000 in cash and an additional 11,548 shares of our Common Stock with respect to each such year. These amounts have been accrued and are reflected in our financial statements. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

Potential Healthcare Reform Including Decreasing Reimbursement Rates

The public and the federal government continue to focus attention on reforming the healthcare system in the United States. At the beginning of calendar year 2005, CMS announced significant cuts to Medicare reimbursement rates for flow cytometry testing. We benefited from a partial restoration of the former reimbursement rates in fiscal 2007. Furthermore, several legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare systems. In addition, CMS has made a number of proposals regarding the payment and coverage of laboratory services including the development of national coverage policies. Because of the uncertainties in regard to the nature, timing and extent of any such reimbursement changes, audits and reform initiatives, we are unable to predict the effect of these changes on us. For the first time in five years, as of January 1, 2009, laboratories received a 4.5% across the board increase in reimbursements.  Currently laboratories are expected to receive a 1.9% across the board decrease in reimbursements, although nothing has been finalized as of the date of this report.

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

Dependence on Bank Financing

Note 5 to our consolidated financial statements describes bank financing.

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

Factors In Place To Discourage Takeover Attempts

The substantial percentage ownership of our outstanding Common Stock by our executive officers and directors; our charter provision providing for a staggered board of directors so that only one-third of the board is elected each year to serve a three year term; and the requirement that the holders of not less than 80% of our outstanding Common Stock must approve any merger, consolidation, asset sale or acquisition of the Company not approved by the board of directors may discourage attempts by third parties to tender for or otherwise obtain control of the Company, even if such an attempt might be deemed beneficial to the Company and its shareholders. See Item 11 – “Employment Agreements with Executive Officers” as to employment agreements signed by the Company which provide for substantial Severance Payments upon termination of employment in the event of a Change in Control of the Company. These Severance Payment provisions may also discourage attempts by third parties to tender for or otherwise obtain control of the Company.

Item 1B. Unresolved Staff Comments

We did not receive any written comments from the staff of the Securities and Exchange Commission regarding our Exchange Act reports during the last 180 days of fiscal 2009 which were unresolved at October 31, 2009.

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2009.

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

Item 3. - Legal Proceedings

At October 31, 2009 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

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

	Bid Prices
Fiscal Year	High	Low
2009
First Quarter	$27.35	$19.48
Second Quarter	25.73	20.74
Third Quarter	33.04	24.60
Fourth Quarter	35.68	29.70

2008
First Quarter	$35.21	$26.92
Second Quarter	28.99	23.95
Third Quarter	25.81	20.64
Fourth Quarter	30.71	20.48

On January 4, 2010 the last sale price for the Common Stock on NASDAQ was $39.77 per share.

At October 31, 2009, the number of record owners of the Common Stock was 330. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 230,947 shares of our Common Stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $21.65 per share, the average closing price for the Common Stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement.  In December 2009, December 2008 and December 2007, three installments each of an additional 11,548 shares of our common stock were issued to the prior owners of GeneDx, as a result of GeneDx achieving certain operating results during the three annual measuring periods following the closing of the acquisition.

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

Issuer Purchases of Equity Securities

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2009 the Company repurchased 19,700 shares at a cost of approximately $452,000. The shares were canceled upon repurchase.

Item 6. - Selected Financial Data

	[In Thousands Except Per Share Data]
	31-Oct
	2009	2008	2007	2006	2005
Operating Data:
Net Revenues	$362,654	$301,071	$250,431	$193,134	$163,896
Cost of Services	$183,524	$153,831	$124,029	$96,079	$83,352
Gross Profit	$179,130	$147,240	$126,402	$97,055	$80,544
General and Administrative Expenses	$140,808	$118,683	$101,345	$79,074	$67,937
Income From Operations	$38,322	$28,557	$25,057	$17,981	$12,607
Other Expenses [Income] - Net	$(267)	$1,866	$2,150	$1,239	$1,118
Provision for Income Tax Expense	$16,739	$11,074	$8,950	$5,451	$3,868
Net Income	$21,850	$15,617	$13,957	$11,291	$7,621
Net Income Per Share	$1.58	$1.13	$1.02	$0.86	$0.60
Net Income Per Share - Diluted	$1.57	$1.12	$1.01	$0.85	$0.58
Balance Sheet Data:
Total Assets	$197,390	$171,311	$154,574	$120,473	$88,373
Total Long-Term Liabilities	$8,378	$8,781	$9,557	$7,112	$4,934
Total Liabilities	$72,867	$69,771	$69,307	$51,694	$37,658
Working Capital	$75,984	$58,561	$48,747	$39,994	$30,515
Shareholder’s Equity	$124,523	$101,540	$85,267	$68,779	$50,715
Other Data:
Net Cash - Operating Activities	$24,366	$18,876	$5,897	$5,200	$2,899
Net Cash - Investing Activities	$(10,807)	$(9,901)	$(7,774)	$(4,676)	$(4,990)
Net Cash - Financing Activities	$(9,260)	$(8,176)	$4,820	$4,127	$(287)

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing  at an accelerating  rate. This increase has continued through fiscal 2009.

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

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

Summary

During the quarter ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in sales. Mr. Littleton paid the Company $1,600,000 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies (See “Other Income” in table below). As such, in certain areas within the Management’s Discussion and Analysis we will present an analysis of our operating results including the restitution amount and pro-forma operating results excluding the restitution amount (it will be labeled as such).

(Dollars in Thousands except Per Share Data)

		Fiscal Year Ended
		October 31,
	Pro Forma 2009	Actual 2009	2008
Net Revenues	$362,654	$362,654	$301,071
Cost of Services	183,524	183,524	153,831
Gross Profit on Revenues	179,130	179,130	147,240
General and Administrative Expenses	140,808	140,808	118,683
Operating Income	38,322	38,322	28,557
Other (Income) Expense, Net	1,333	(267)	1,866
Income Before Taxes	36,989	38,589	26,691
Taxes	16,045	16,739	11,074
Net Income	20,944	21,850	15,617
Income Per Share (Basic)	$1.52	$1.58	$1.13
Number of Shares (Basic)	13,809,817	13,809,817	13,775,790
Income Per Share (Diluted)	$1.50	$1.57	$1.12
Number of Shares (Diluted)	13,931,951	13,931,951	13,966,345

Results of Operations (In thousands, except per patient data)

Fiscal Year 2009 Compared to 2008

NET REVENUES:

Net Revenues for the year ended October 31, 2009 were $362,654 as compared to $301,071 for the year ended October 31, 2008; this represents a 20% increase in net revenues. This increase is due to a 14% increase in patients serviced and a 6% increase in net revenue per patient. Our laboratory operations had net revenues of $359,625 in fiscal 2009.

The number of patients serviced during the year ended October 31, 2009 was 4,648, which was 14% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2009 was $77.38 compared to net revenue per patient for the year ended October 31, 2008 of $73.09, an increase of $4.29 or 6% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2009 was $183,524 as compared to $153,831 for the year ended October 31, 2008, an increase of 19% as compared to a 20% increase in net revenues. Therefore, this increase is in line with the increase in net revenues.

GROSS PROFIT:

Gross profit on net revenues increased to $179,130 for the year ended October 31, 2009 from $147,240 for the year ended October 31, 2008; an increase of $31,890 (22%), primarily attributable to the increase in net revenues. Gross profit margins remained constant year over year at 49%

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2009 were $140,808 as compared to $118,683 for the year ended October 31, 2008, an increase of $22,125 or 19%. This increase is 1% less than the increase in net revenues and includes moderate increases to our marketing and sales expenses.

INTEREST EXPENSE:

Interest expense decreased from $2,135 during the year ended October 31, 2008 to $1,512 during the year ended October 31, 2009; a decrease of $623. This decrease is due to a decrease in utilization and in the interest rates on the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the decrease in interest rates.

NET INCOME:

We realized net income of $21,850 for the twelve month period ended October 31, 2009 as compared to $15,617 for the twelve month period ended October 31, 2008, an increase of 40%.

Pre-tax income for the period ended October 31, 2009 was $38,589, as compared to $26,691 for the period ended October 31, 2008, an increase of $11,898 (45%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $11,074 for the period ended October 31, 2008, to $16,739 for the current twelve month period.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $1.57 under the current operating results to $1.50 on a pro-forma basis, a difference of $.06 per share, which is more reflective of our true operating results.

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

COST OF SERVICES:

Cost of Services for the year ended October 31, 2008 was $153,831 as compared to $124,029 for the year ended October 31, 2007, an increase of 24%. This increase is related to the increase in net revenues of 20%. Reagent, laboratory and medical supplies increased at a year over year rate of 25% reflecting a significant increase in the more expensive tests that we offer from payers who reimburse at lower rates than our traditional business trends. In addition, phlebotomy salaries increased 35% when compared to the prior comparable period. Also, pick-up and delivery vehicle operating expenses (energy related costs) continued to have an impact on cost of services. As energy prices subside, we expected to see this category’s impact reduced during the next fiscal year.  We introduced some new testing platforms and methodologies over the prior year and have seen a modest research and development increase in the cost of introducing new tests.

GROSS PROFIT:

Gross profit on net revenues increased to $147,240 for the year ended October 31, 2008 from $126,402 for the year ended October 31, 2007; an increase of $20,838 (16%), primarily attributable to the increase in net revenues. Gross profit margins decreased by 1% during the 2008 fiscal year driven by increased expenses outlined above.

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

Pre-tax income for the period ended October 31, 2008 was $26,691, as compared to $22,907 for the period ended October 31, 2007, an increase of $3,784 (17%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $8,950 for the period ended October 31, 2007 to $11,074 for the fiscal 2008 twelve month period.

Results of Operations (In thousands, except per patient data)

Liquidity and Capital Resources (Dollars in thousands except for the $5 million term loan, the equipment financing loan, and their repayment terms as well as the GeneDx contingent payments)

For the Fiscal Year Ended October 31, 2009:

Our working capital at October 31, 2009 was approximately $75,984 as compared to approximately $58,561 at October 31, 2008, an increase of $17,423. Our cash position increased by approximately $4,299 during the current period. We decreased our short term borrowing by approximately $6,379 and repaid approximately $3,727 in existing debt. We had current liabilities of approximately $64,489 at October 31, 2009. We generated approximately $24,366 in cash from operations, an increase of approximately $5,490 as compared to the year ended October 31, 2008.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $104,995 at October 31, 2009, an increase of approximately $11,300 from October 31, 2008, or 12%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2009 increased 19% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2009	2008	2007
Gross Revenues	$1,423,287	$1,039,030	$779,953
Contractual Adjustments and Discounts	1,060,633	737,959	529,522
Net Revenues	362,654	301,071	250,431
Percent of Contractual Adjustments and Discounts To Gross Revenues	74.5%	71.0%	67.9%

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2009, 2008, and 2007. Between 2008 and 2009, contractual adjustments increased approximately 350 basis points. The most significant factor in this increase was the increase in market share caused by the acquisition of contracts with low reimbursement third party payors.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which such actions will be taken.  For the first time in five years, as of January 1, 2009, laboratories received a 4.5% across the board increase in reimbursements.  Currently laboratories are expected to receive a 1.9% across the board decrease in reimbursements, although nothing has been finalized as of the date of this report.

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

	FY 2009
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$5,885	20%	$5,257	18%	$4,435	15%	$14,271	48%	$29,848	100%
Medicare	21,333	63%	5,992	18%	1,317	4%	4,994	15%	33,636	100%
Medicaid	5,098	24%	3,894	18%	3,964	19%	8,189	39%	21,145	100%
Pro Bill	12,125	56%	3,980	18%	1,665	8%	3,972	18%	21,742	100%
Comm. Ins	70,321	45%	26,787	17%	15,064	10%	42,513	27%	154,685	100%
Total	$114,762	44%	$45,910	18%	$26,445	10%	$73,939	28%	$261,056	100%

	FY 2008
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$3,655	20%	$2,930	16%	$2,627	14%	$9,114	50%	$18,326	100%
Medicare	19,019	54%	5,360	15%	1,921	5%	8,861	25%	35,161	100%
Medicaid	3,721	28%	2,841	22%	2,312	18%	4,325	33%	13,199	100%
Pro Bill	10,275	63%	1,702	10%	1,834	11%	2,484	15%	16,295	100%
Comm. Ins	53,022	51%	18,263	18%	8,111	8%	24,363	23%	103,759	100%
Total	$89,692	48%	$31,096	17%	$16,805	9%	$49,147	26%	$186,740	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2008 and 2009 were 107 and 95, respectively, a decrease of approximately 13%. These changes are due to constant vigilance on the  part of management and internal changes to collection practices. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has increased to 28% as of October 31, 2009 as compared to 26% as of October 31, 2008.

See Note 5 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2009 and 2008 was approximately 3.25% and 5.35%, respectively.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

						FY 2014
	Total	FY 2010	FY2011	FY 2012	FY 2013	and thereafter
Long-Term Debt
Capital Leases	$6,882	$2,685	$1,973	$1,243	$598	$383
Operating Leases	$3,742	$2,948	$481	$225	$46	$42
Purchase Obligations	$44,723	$13,425	$13,094	$10,881	$5,648	$1,675
Long-Term Liabilities under Employment and Consultant Contracts	$8,061	$4,342	$2,359	$820	$540	$0
Total	$63,408	$23,400	$17,907	$13,169	$6,832	$2,100

Our cash balances at October 31, 2009 totaled approximately $16,995 as compared to approximately $12,696 at October 31, 2008.  We believe that our cash position, the anticipated cash generated from future operations, and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2010. However, we will be making an approximately two million dollar payment to the prior owners of GeneDx during the first quarter of fiscal year 2010. Therefore, we have approximately $14,995 in cash and approximately $27,548 of credit availability through our PNC credit line.

We do not have any off-balance sheet items.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Note 22 to our consolidated financial statement that discusses new authoritative pronouncements.

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

Accounting for Goodwill

We evaluate the recoverability and measure the possible impairment of goodwill under FASB Codification 350-20 “Goodwill”.   The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding our market capitalization as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value to book value on a consolidated net assets basis.  If the book value of the consolidated net assets is greater than the estimate of fair value, we then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.

Accounting for Intangible and Other Long-Lived Assets

We evaluate the possible impairment of our long-lived assets, including intangible assets. We review the recoverability of our long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount of the asset.

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

Accounting for Employment Benefit Plan

See Note 21 to our consolidated financial statements for a discussion on Employment Benefit Plans.

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

We do have exposure to both rising and falling interest rates. At October 31, 2009, advances of approximately $12,452,000 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at October 31, 2009 was approximately $126,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $10,400.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of October 31, 2009 is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. MSPC, Certified Public Accountants and Advisors, a Professional Corporation, an independent registered public accounting firm, has audited our internal control over financial reporting and has expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of October 31, 2009.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	58	Chairman of the Board, President, Chief Executive Officer and Director
Howard Dubinett	58	Executive Vice President, Chief Operating Officer and Director
Sam Singer	66	Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Joseph Benincasa(a)(c)(e)	60	Director
Harry Elias(a)(c)(e)	79	Director
Gary Lederman, Esq. (b)(c)(e)	75	Director
John Roglieri, M.D. (a)(d)(e)	70	Director

(a)          Member of the Audit Committee

(b)         Chairman of the Audit Committee

(c)          Member of the Compensation Committee

(d)         Chairman of the Compensation Committee

(e)          Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2009. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Regulation S-K promulgated by the Securities and Exchange Commision.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2009. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

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

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose term expires in fiscal 2012. Dr. Grodman and Mr. Dubinett are the Class I directors whose term expires in fiscal 2010.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

James Weisberger, M.D. (Age 54) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York.  Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T.  Todd, Jr.  (Age 58) is a Senior Vice President engaged in  Sales. Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation (“GenCare”), a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University from where he received a B.S. degree in Finance in 1974.

Richard Faherty (Age 63) serves as the Company’s Chief Information Officer and oversees the Company’s two informatics operations. Mr. Faherty provided custom programming and system analysis services to GenCare from 1987 until its acquisition by the Company in 1995. He became a consultant to the Company in 1995 in the information technology area and an employee in 1999. Mr. Faherty is a graduate of the University of Notre Dame (1968) and the Fordham Law School (1975).

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

Sherri Bale, Ph.D., FACMG joined the Company in September 2006, when BioReference Laboratories acquired the operating assets of GeneDx. She received her M.S. and Ph.D. degrees from the University of Pittsburgh, and her post-doctoral training in medical genetics at the National Institute of Health (NIH). She is an American Board of Medical Genetics-Certified Ph.D. — Medical Geneticist and Founding Member of the American College of Medical Genetics. She founded GeneDx with Dr. John Compton, also a long-time NIH scientist, after 16 years at the NIH. For the past eight years, she has served as President and Clinical Director of GeneDx, which specializes in developing and providing molecular diagnostic tests for rare hereditary disorders. She has authored more than 125 peer-reviewed papers, book chapters, and books in the field. She serves on numerous Boards of patient advocacy and non-profit organizations, and is a member of the Faculty of the Metropolitan Medical Genetics Training Program of the National Human Genome Research Institute, NIH, in Bethesda, MD. She holds a second degree black belt in judo.

John Compton, Ph.D., (Age 61) serves as Scientific Director and Co-President of GeneDx Inc., the operating assets of which were acquired by BioReference Laboratories in September 2006. He has 25 years experience in the development and application of molecular biological techniques to answer questions about genetics and epidermal differentiation, and has authored more than 60 publications in the field. He holds B.S. degrees in Physics and Biology from MIT, received his Ph.D. from the University of California, Berkeley in Biophysics, and did his post-doctoral training in protein-DNA interactions at the Baylor College of Medicine. Following six years as an independent investigator at the Jackson Laboratory, he joined the Laboratory of Skin Biology in the National Institute of Arthritis, Musculoskeletal and Skin Diseases at the NIH in 1991 where he was Staff Scientist in the Genetic Studies Section until 2000, when he and NIH colleague Sherri Bale formed GeneDx to develop and provide molecular genetic testing in rare hereditary disorders. In 2003 they were jointly awarded the Entrepreneur of the Year award by the Technology Council of Maryland. John is also in his eighth year as Mayor of the Town of Washington Grove, MD.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2009, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11 – Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the years ended October 31, 2007, 2008 and 2009 to our three executive officers and to our two other most highly compensated senior management employees during the period. All of our group life, health, hospitalization or medical reimbursement plans, if any, as well as our 401(k) plan, do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year (b)	Salary ($) (c)	Bonus ($)(d) (1)	Stock Awards ($)(e)	Option Awards ($)(f)	Non-Equity Incentive Plan Compensation ($)(g)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(h)	All Other Compensation ($)(i)(3)	Total ($)(j)
Marc D.	2007	$852,000	-0-	-0-	-0-	$85,200	-0-	$96,230	$1,033,430
Grodman M.D.	2008	910,877	-0-	-0-	-0-	-0-	-0-	101,424	1,012,301
President and Chief Executive Officer	2009	965,180	-0-	-0-	-0-	96,518	-0-	111,090	1,172,788
Howard	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$40,070	$395,755
Dubinett	2008	362,935	-0-	-0-	-0-	-0-	-0-	40,070	403,005
Executive Vice President and Chief Operating Officer	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,070	459,638
Sam Singer	2007	$323,350	-0-	-0-	-0-	$32,335	-0-	$39,822	$395,507
Senior Vice President and Chief Financial Officer	2008	362,935	-0-	-0-	-0-	-0-	-0-	39,739	402,674
	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,240	459,808
Richard Faherty	2007	$438,750	-0-	-0-	-0-	$43,875	-0-	$167,187	$649,812
Chief Information Officer	2008	486,540	-0-	-0-	-0-	-0-	-0-	139,962	626,502
	2009	516,091	-0-	-0-	-0-	51,609	-0-	118,120	685,820
Charles T. Todd, Jr.	2007	$385,500	-0-	-0-	-0-	$38,550	-0-	$10,184	$434,234
Senior Vice President – Sales	2008	505,237	-0-	-0-	-0-	-0-	-0-	13,116	518,353
	2009	540,000	-0-	-0-	-0-	54,000	-0-	9,247	603,247

(1) Under SEC disclosure rules, the term “bonus” does not include awards that are performance based. As a result of this definition, payments under our Incentive Bonus Plan for Senior Management are not considered “bonuses” and are reported under the column captioned “Non-Equity Incentive Plan Compensation”.

(2) The Senior Management Incentive Bonus Plan adopted by the Compensation Committee provided for bonuses as a percentage of salary to be paid to designated members of Senior Management (twelve in total) to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. The amounts in column (g) reflect the cash awards to the named officers under the Senior Management Incentive Bonus Plan. No bonuses were earned under the Plan with respect to fiscal 2008.

(3) The amounts in column (i) All Other Compensation are detailed below.

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2007
Marc D. Grodman	$20,900	$5,330	$70,000	$-0-		$96,230
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,822	-0-	25,000	-0-		39,822
Richard Faherty	28,109	1,673	-0-	137,408	(b)	167,190
Charles Todd Jr.	9,385	799	-0-	-0-		10,184

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2008
Marc D. Grodman	$23,020	$8,404	$70,000	$-0-		$101,424
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,739	-0-	25,000	-0-		39,739
Richard Faherty	28,021	-0-	-0-	111,941	(b)	139,962
Charles Todd Jr.	9,937	3,179	-0-	-0-		13,116

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2009
Marc D. Grodman	$23,783	$17,307	$70,000	$-0-		$111,090
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	15,240	-0-	25,000	-0-		40,240
Richard Faherty	22,570	-0-	-0-	95,550	(b)	118,120
Charles Todd Jr.	9,247	-0-	-0-	-0-		9,247

(a) See “Split Dollar Life Insurance” herein

(b) Mr. Faherty rents an airplane to the Company (when the Company’s owned airplane is unavailable) for corporate flights. Such rentals totaled  $95,550 in fiscal 2009, $71,108 in fiscal 2008 and $55,965 in fiscal 2007. In addition, a separate corporation of which Mr. Faherty is the majority shareholder provided networking, data reporting and programming services to the Company in fiscal 2008 and fiscal 2007 for which it received $40,833 and $81,713 in compensation respectively.

Employment Agreements with Named Officers

Dr. Grodman serves as our President and Chief Executive Officer pursuant to a seven-year employment agreement which expires on October 31, 2011. Dr. Grodman has the right to elect to cancel the employment agreement effective at the end of any calendar month commencing October 31, 2008 on not less than 90 days prior written notice, subject to a six month non-competition restriction. The employment agreement is automatically renewable for additional two year periods subject to the right of either party to elect not to renew at least six months prior thereto. The employment agreement provides Dr. Grodman with minimum annual base compensation of $750,000 subject to annual percentage increases to the extent of annual percentage increases in the Consumer Price Index. Dr. Grodman’s minimum annual base compensation for fiscal 2010 as determined by the Compensation Committee is $1,013,439. The Compensation Committee can but is not required to increase Dr. Grodman’s compensation at the end of any fiscal year based upon his and the Company’s performance. The employment agreement also provides Dr. Grodman with business use of an automobile leased by the Company and participation in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The employment agreement contains provisions governing in the event of Dr. Grodman’s partial or total disability and provides for termination for cause or in the event of Dr. Grodman’s death. Dr. Grodman has the right to terminate the employment agreement in the event of a material change in his duties and responsibilities, the relocation of the Company’s principal executive offices from Elmwood Park, New Jersey to a location more than fifty miles distant or a material breach of the employment agreement by the Company (including a reduction in Dr. Grodman’s benefits under the agreement). In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate the agreement. In that event, he will be entitled to be paid a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the Date of Termination, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Dr. Grodman.

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which has been extended through October 31, 2010.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Dubinett’s minimum annual base compensation for fiscal 2010 as determined by the Compensation Committee is $400,496. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement which has been extended through March 15, 2011.   Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Singer’s minimum annual base compensation for fiscal 2010 as determined by the Compensation Committee is $400,496. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

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

Potential Payments Upon Termination or Change in Control as of October 31, 2009.

The following table sets out the payments that could be paid to each of our three executive officers and to our two other most highly compensated senior management employees upon termination of employment due to death, disability, for Good Reason or a Change in Control, in each case occurring as of October 31, 2009.

Fiscal Year 2009
Employee	Disability (a)	Good Reason (b)	Death (c)	Change in Control (d)
Marc D. Grodman M.D.	$1,447,800	$1,930,360	$7,836,374	$2,376,150
Howard Dubinett	381,425	381,425	1,309550	997,457
Sam Singer	381,425	524,460	743,295	994,495
Richard Faherty	516,091	1,548,273	258,046	1,297,482
Charles Todd, Jr.	540,000	1,620,000	270,000	1,185,273

(a) Dr. Grodman’s employment agreement entitles him to monthly compensation at his then current Base Compensation for 18 months in the event of his Total Disability. The employment agreement of each of the other employees listed in the table entitles the employee to monthly compensation at his then current Base Compensation for twelve months in the event of his Total Disability.

(b) “Good Reason” entitling the employee to voluntarily terminate his employment agreement includes assignment of duties inconsistent with his current duties, reduction of his Base Compensation, relocation of the Company’s principal executive offices to a location more than 50 miles from the current location and other breaches by the Company of the employment agreement. In the event of his voluntary termination for “Good Reason”, each of the employees listed in the table is entitled to be paid his monthly Base Compensation until completion of his current Employment Period which is as follows: Dr. Grodman — until October 31, 2011; Mr. Dubinett  — until October 31, 2010; Mr. Singer — until March 15, 2011 ; and Messrs. Faherty and Todd — until October 31, 2012.

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

(d) In the event of a termination of employment after a “Change in Control” of the Company, the employee is entitled to receive a lump sum Severance Payment equal to 2.99 times the average of his annual compensation paid or payable by the Company in connection with his employment and included in his gross income as compensation income for the five calendar years preceding the calendar year in which the Change in Control occurred, subject to the provisions of Section 409-A of the Internal Revenue Code.

Split-Dollar Life Insurance

                Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,662,000 and $1,542,000 at October 31, 2009 and October 31, 2008, respectively. At those dates, the net cash surrender value of the three current policies aggregated approximately $1,373,000 and $1,225,000, respectively and is recorded on the books of the Company at these values.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our Three Named Executive Officers (and the Two Other Named Most Highly Compensated Senior Management Employees)  in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers or the two other named most highly compensated senior management employees in fiscal 2009.

Option Exercises and Stock Vested

At October 31, 2008 and at October 31, 2009, there were no outstanding options held by our three executive officers, the two other named most highly compensated senior management employees or any of our directors.

During Fiscal 2009 no options were exercised by any member of the Board of Directors.

DIRECTOR COMPENSATION

During fiscal 2009, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $13,750. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee was each compensated for serving as a Committee Chairman with an additional quarterly fee of $2,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2009.

Fiscal Year 2009
Director Name:	Fees	Chairman Fees		Other		Total
Joseph Benincasa	$55,000	—		—		$55,000
Harry Elias	$55,000	—		$625	(a)	$55,625
Gary Lederman (b)	$55,000	$11,000	(b)	—		$66,000
John Roglieri M.D (c)	$55,000	$11,000	(c)	—		$66,000

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

In May 1997, the Company also executed employment agreements with Messrs. Dubinett and Singer (each expiring on October 31, 2002). During fiscal 2002, the Compensation Committee authorized extensions of both Messrs. Dubinett and Singer’s contracts for two additional years, with the Company having the option to extend each agreement for two consecutive one-year periods in addition. In consideration for Messrs. Dubinett and Singer executing the extension agreements, the Company agreed that the base compensation during each extension year would not be less than the total cash compensation paid to such individual in fiscal 2002. The Company’s option to extend Mr. Dubinett and Mr. Singer’s employment agreements was further extended through fiscal 2010.  In October 2009, Mr. Singer extended his employment agreement until March 15, 2011.

Executive Compensation Philosophy

In view of the fact that our three named executive officers own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance. In addition, to further incentivize our executive officers as well as certain other members of senior management, in 2005, we established a Senior Management Incentive Bonus Plan designed to assist in the Company’s profitability. Bonuses under the Plan are earned and paid only to the extent the Company’s Total

Operating Income equaled certain designated percentages of Total Net Revenues. Plan criteria were met with respect to fiscal 2007 and 2009 so that bonuses were earned and paid, but no bonuses were earned or paid under the Plan with respect to fiscal 2008 as the Plan’s targeted performances were not achieved.

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

The Compensation Committee has determined that the base salaries paid with respect to fiscal 2009, and the terms of the extension agreements with Messrs. Dubinett and Singer, were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2009 compared with the corresponding period in fiscal 2008. Furthermore, the compensation paid to Messrs. Grodman, Dubinett and Singer for fiscal 2009 comports with the Compensation Committee’s perception of base compensation levels of principal executives employed by other companies, both public and private.

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

Policy Regarding the One Million Dollar Deduction Limitation

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and to the four other most highly compensated executive officers in office as of the end of the fiscal year. The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. However, shareholder interests may at times be best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible.

Compensation Committee Interlocks and Insider Participation

During fiscal 2009, the members of the Company’s Compensation Committee were:

John Roglieri M.D. – Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2009 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state;

(A)   We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2009 with the Company’s Management, and

(B)   Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2009.

COMPENSATION COMMITTEE

By	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 4, 2010 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of
Beneficial Owner
Directors and	Shares of Common Stock	Percentage
Executive Officers*	Beneficially Owned(1)	Ownership

Marc D. Grodman(2)	1,389,400	10%
Howard Dubinett(3)	225,069	2%
Sam Singer(4)	62,616	**
Joseph Benincasa	-0-	0%
Harry Elias	-0-	0%
Gary Lederman(5)	15,200	**
John Roglieri(6)	5,000	**
Executive Officers and Directors as a group (seven persons)(2)(3)(4)(5)(6)	1,697,285	12%

Arbor Capital Management, LLC(7) One Financial Plaza 120 South Sixth Street, Suite 1000 Minneapolis, Minnesota 55402	695,600	5%

Wasatch Advisors, Inc(8) 150 Social Hall Avenue, Salt Lake City, UT 84111	1,115,911	8%

*      The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**   Less than one (1%) percent.

(1)   Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)   Includes 1,162,733 shares owned directly. Also includes 173,467 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 53,200 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 226,667 shares.

(3)   Includes 225,069 shares owned directly.

(4)   Includes 53,016 shares owned directly, and 9,600 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 9,600 shares.

(5)   Includes 15,200 shares owned directly.

(6)   Includes 5,000 shares owned directly.

(7)   Arbor Capital Management, LLC (“Arbor”) in its capacity as an investment advisor may be deemed the beneficial owner of these 695,600 shares which are owned by investment advisory clients. In its Schedule 13G filing dated January 29, 2009 filed with the Securities and Exchange Commission, Arbor stated that to the best of its knowledge, these 695,600 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(8)   Wasatch Advisors, Inc (“Wasatch”) in its capacity as an investment advisor may be deemed the beneficial owner of these 1,115,911 shares which are owned by investment advisory clients. In its Schedule 13G filing dated February 17, 2009 filed with the Securities and Exchange Commission, Wasatch stated that to the best of its knowledge, these 1,115,911 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2009 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a)		(b)	(c)
	Number of Shares Issuable upon Exercise of Outstanding Options		Weighted-Average Exercise Price per Share of Outstanding Options	Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	282,450	(1)	$16.30	414,260	(2)

Equity Compensation Plans Not Approved by Stockholders	-0-		$-0-	-0-
Totals	282,450		$16.30	414,260

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s  2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

Item 13. – Certain Relationships and Related Transactions, and Director Independence

No material transactions occurred between the Company and related parties during fiscal 2009.  See item 11 herein and footnote 7 to the consolidated financial statements.

Director Independence

The Company’s “independent” directors as independence is defined by Rule 4200(a)(15) of The NASDAQ Stock Market Rules are as follows:

Joseph Benincasa

Harry Elias

Gary Lederman

John Roglieri M.D.

They also comprise all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC,  Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2009 and 2008. MSPC and its predecessor firm have been our auditors since 1988.

(1)   Audit Fees

MSPC billed us approximately $254,500 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2009 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $235,100 in billings for such services for the fiscal year ended October 31, 2008. In addition, MSPC billed us approximately $15,000 in fiscal 2009 for its audit of our 401(k) Plan for calendar year 2008 as compared to approximately $17,500 of such fees in fiscal 2008 with respect to calendar year 2007.

(2)           Audit-Related Fees

MSPC billed us approximately $1,750 for due diligence fees incurred in relation to acquisitions during fiscal 2009 and approximately $86,500 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

MSPC billed us approximately $70,100 for tax services for fiscal 2009 and approximately $72,500 for tax services for fiscal 2008.

(4)           All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2009 or fiscal 2008 other than for services described in Item 14 (1), (2) and (3) herein.

(5)   Pre-Approval Policies and Procedures

The engagement of MSPC to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

	The following financial statements of the Company are included in Part II, Item 8

		Page to Page

	Report of Independent Registered Public Accounting Firm	31

	Consolidated Balance Sheets - October 31, 2009 and 2008	32 - 33

	Consolidated Statements of Operations-Years ended October 31, 2009, 2008 and 2007	34

	Consolidated Statements of Shareholders’ Equity Years ended October 31, 2009, 20078, and 2007	35

	Consolidated Statements of Cash Flows - Years ended October 31, 2009, 2008 and 2007	36 - 37

	Notes to Consolidated Financial Statements-	38- 49

2.	Financial Statements Schedule

	Schedule II – Valuation and Qualifying Accounts for the Years ended October 31, 2009, 2008 and 2007	51

3.	Exhibits	After 51

Incorporated by
Exhibit No.	Item	Reference to

3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.3.3*	Amendment No. 3 to Employment Agreement between the Company and Howard Dubinett dated December 18, 2007.	(P)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.4.3*	Amendment No. 3 to Employment Agreement between the Company and Sam Singer dated December 18, 2007.	(P)

10.5*	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005.	(N)

10.6*	Employment Agreement between the Company and Scott Fein effective October 31, 2005.	(N)

10.7*	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.	(N)

10.8*	The Company’s 1989 Stock Option Plan	(B)

10.8.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.8.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.9*	The Company’s 2008 Senior Management Incentive Bonus Plan.

10.9.1	The Company’s 2009 Senior Management Incentive Bonus

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

10.13.1*	Fourth Amendment as of October 31, 2006 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(O)

10.13.2*	Fifth Amendment as of October 31, 2007 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(P)

10.13.3*	Sixth Amendment as of May 12, 2008 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association

21	Subsidiaries of the Company

The following are the Company’s two wholly-owned subsidiaries:

Name under which it
Conducts or
	State of Incorporation	Conducted Business
CareEvolve.com, Inc.	New Jersey	CareEvolve
BRLI No. 2 Acquisition Corp.	New Jersey	GeneDx

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

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated:	January 7, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 7, 2010

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 7, 2010

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 7, 2010

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 7, 2010

/S/ Harry Elias
Harry Elias
Director
January 7, 2010

/S/ Gary Lederman
Gary Lederman
Director
January 7, 2010

/S/ John Roglieri
John Roglieri
Director
January 7, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2009.  We also have audited the Company’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

January 12, 2010

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2009	2008

CURRENT ASSETS:
Cash and Cash Equivalents	$16,995	$12,696
Accounts Receivable - Net	104,995	93,718
Inventory	4,148	3,731
Other Current Assets	1,879	1,771
Deferred Tax Assets	12,456	7,635
TOTAL CURRENT ASSETS	140,473	119,551

PROPERTY AND EQUIPMENT - AT COST	53,645	41,748
LESS: Accumulated Depreciation	(25,885)	(17,291)
PROPERTY AND EQUIPMENT - NET	27,760	24,457

OTHER ASSETS:
Deposits	630	525
Goodwill - Net	21,386	19,072
Intangible Assets - Net	4,588	5,574
Other Assets	1,373	1,224
Deferred Tax Assets	1,180	908
TOTAL OTHER ASSETS	29,157	27,303

TOTAL ASSETS	$197,390	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2009	2008

CURRENT LIABILITIES:
Accounts Payable	$30,570	$25,801
Accrued Salaries and Commissions Payable	8,758	5,590
Accrued Taxes and Expenses	9,108	7,315
Revolving Note Payable - Bank	12,452	18,831
Current Maturities of Long-Term Debt	1,192	1,175
Capital Lease Obligations - Short-Term Portion	2,409	2,278
TOTAL CURRENT LIABILITIES	64,489	60,990

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,843	3,052
Long Term Debt - Net of Current Portion	4,535	5,729
TOTAL LONG-TERM LIABILITIES	8,378	8,781

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 13,847,438 and 13,776,795 at October 31, 2009 and at October 31, 2008, respectively	138	138

Additional Paid-In Capital	43,218	42,085

Retained Earnings	81,167	59,317

TOTAL SHAREHOLDERS’ EQUITY	124,523	101,540
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$197,390	$171,311

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

		Years Ended
		October 31,
	2009	2008	2007

NET REVENUES:	$362,654	$301,071	$250,431

COST OF SERVICES:
Depreciation and Amortization	7,244	5,962	4,394
Employee Related Expenses	84,582	71,545	57,800
Reagents and Lab Supplies	57,770	46,258	36,887
Other Cost of Services	33,928	30,066	24,948

TOTAL COST OF SERVICES	183,524	153,831	124,029

GROSS PROFIT ON REVENUES	179,130	147,240	126,402

General and Administrative Expenses:

Depreciation and Amortization	2,527	2,424	2,437
Other General and Administrative Expenses	86,763	75,946	64,053
Bad Debt Expense	51,518	40,313	34,855

TOTAL GENERAL AND ADMIN. EXPENSES	140,808	118,683	101,345

OPERATING INCOME	38,322	28,557	25,057

OTHER (INCOME) EXPENSES:

Interest Expense	1,512	2,135	2,410
Other (Income) Expense	(1,600)	—	—
Interest Income	(179)	(269)	(260)

TOTAL OTHER EXPENSES - NET	(267)	1,866	2,150

INCOME BEFORE INCOME TAXES	38,589	26,691	22,907

Provision for Income Taxes	16,739	11,074	8,950

NET INCOME	$21,850	$15,617	$13,957

NET INCOME PER SHARE - BASIC:	$1.58	$1.13	$1.02

NET INCOME PER SHARE - DILUTED:	$1.57	$1.12	$1.01

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2006	—	—	13,552,814	$136	$39,001	$29,743	$(101)	$68,779

Amortization of Deferred Compensation							95	95
Exercise of Options - Employees			150,820	2	1,841			1,843
Exercise of Options - Board of Directors			20,000	—	136			136
Exercise of Options - Advisory Board			25,000	—	228			228
Tax Effect - Non-Qualified Options					229			229
Net Income						13,957		13,957

Balance on October 31, 2007			13,748,634	$138	$41,435	$43,700	$(6)	$85,267

Amortization of Deferred Compensation							6	6
Exercise of Options - Employees			33,813	—	542			542
Stock Based Compensation			2,500	—	86			86
Stock Issued for Acquisition			11,548	—	474			474
Common Stock Repurchased and Canceled			(19,700)	—	(452)			(452)
Net Income						15,617		15,617

Balance on October 31, 2008			13,776,795	$138	$42,085	$59,317	—	$101,540

Fractional Share Adjustments			265	—	—			—
Exercise of Options - Employees			58,830	—	843			843
Stock Based Compensation			—	—	40			40
Stock Issued for Acquisition			11,548	—	250			250
Common Stock Repurchased and Canceled			—	—	—			—
Net Income						21,850		21,850

Balance on October 31, 2009			13,847,438	$138	$43,218	$81,167	—	$124,523

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2009	2008	2007
OPERATING ACTIVITIES:
Net Income	$21,850	$15,617	$13,957
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	9,771	8,386	6,831
Amortization of Deferred Compensation	—	6	95
Deferred Income Taxes (Benefit)	(5,093)	(2,055)	(1,790)
(Gain) Loss on Disposal of Property and Equipment	271	321	12
Stock - Based Compensation Expense	40	86	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(21,680)	(11,700)	(22,649)
Provision for Doubtful Accounts	10,403	4,000	4,409
Inventory	(417)	(611)	(961)
Other Current Assets	(108)	(328)	(245)
Other Assets	(149)	(170)	(120)
Deposits	(105)	(9)	130
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	9,583	5,333	6,228

NET CASH - OPERATING ACTIVITIES	24,366	18,876	5,897

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(1,917)	(1,917)	—
Acquisition of Equipment and Leasehold Improvements	(8,749)	(7,824)	(7,745)
Acquisition of Intangible Assets	(141)	(160)	(29)

NET CASH - INVESTING ACTIVITIES	(10,807)	(9,901)	(7,774)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(1,177)	(1,016)	(1,200)
Payments of Capital Lease Obligations	(2,547)	(2,829)	(2,743)
Increase (Decrease) in Revolving Line of Credit	(6,379)	(4,421)	6,556
Proceeds from Exercise of Options	843	542	2,207
Common Stock Repurchased	—	(452)	—

NET CASH - FINANCING ACTIVITIES	(9,260)	(8,176)	4,820

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,299	799	2,943

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$12,696	$11,897	$8,954

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$16,995	$12,696	$11,897

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,554	$2,120	$2,415
Income Taxes	$21,277	$10,646	$11,082

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share Data]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $1,917 in cash and an additional 11,548 shares of our Common Stock valued at $397, $334 and $390 respectively.    As of October 31, 2009, October 31, 2008 and October 31, 2007 these amounts have been recorded as an increase to Goodwill.  See note [18] for additional information.

During fiscal 2009, 2008 and 2007, the Company wrote-off approximately $1,261, $2,560 and $2,541 of property which was fully depreciated.

During fiscal 2009, 2008 and 2007 the Company wrote-off approximately $300, $2,333, $-0- of intangible assets that were fully amortized.

During fiscal 2009, 2008, and 2007, the Company incurred capital lease obligations totaling approximately $3,469, $3,679, and $2,241 in connection with the acquisition of property and equipment.

During the twelve month period ended October 31, 2009, October 31, 2008 and October 31, 2007 the Company recorded the tax effect on the exercise of non-qualified stock options. The tax benefit approximated $-0-, $-0-, and $229 and was recorded as an increase to Paid-In Capital and the Deferred Tax Asset.

During the twelve month period ended October 31, 2009, October 31, 2008 and October 31, 2007 the Company financed the purchase of equipment through a term note of approximately $-0 , $-0- and $4,100.

[See Notes 9, 11 and 18 for additional non-cash transactions]

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference” or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radio-immuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  It operates two clinical laboratories, one in Elmwood Park, New Jersey and one in Valley Cottage, New York, and an andrology laboratory in New York City, a cytogenetics testing laboratory located in Milford, MA, a pathology laboratory in Poughkeepsie, NY, a pathology laboratory in Clarksburg, MD and a genetics laboratory in Gaithersburg, MD.  Bio-Reference markets its laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2009.   All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $16,995 and $12,696 in cash and cash equivalents at October 31, 2009 and 2008, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $8,644, $7,249 and $5,635 for the years ended October 31, 2009, 2008 and 2007, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under FASB Codification 350-20, “Goodwill.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value.

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2009, 2008 and 2007.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2009 and 2008, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,127, $1,137, and $1,196 for the years ended October 31, 2009, 2008 and 2007, respectively.  The balance sheet reflects accumulated amortization of $4,647, and $3,820 as of October 31, 2009, and 2008, respectively. During the 2009 fiscal year, the Company wrote off approximately $300 of capitalized costs related to customer lists which were fully amortized.  During the 2008 fiscal year, the Company wrote off approximately $2,333 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized.

On November 1, 2008, the Company adopted “Fair Value Measurements” for its financial assets discussed under topic number 820 “Fair Value Measurements and Disclosures” of FASB codification.  This topic provides a single definition of fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This topic creates a three-level hierarchy for the inputs used in the valuation techniques to derive fair values where Level 1 is having the highest priority and Level 3 having the lowest priority.

	10/31/2009	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$1,373	—	$1,373	—

The adoption of “Fair Value Measurements” under topic 820 did not have a material impact on our fair value measurements.

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

	October 31
	2009	2008	2007

Gross Revenues	$1,423,287	$1,039,030	$779,953

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	247,333	199,543	152,275
Other	813,300	538,416	377,247
Total Contractual Adjustments and Discounts	1,060,633	737,959	529,522

Net Revenues	$362,654	$301,071	$250,431

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

	October 31
	2009	2008

Contractual Credits/Discounts	$130,974	$78,042
Doubtful Accounts	26,047	15,643

Total Allowance	$157,021	$93,685

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2007 through 2009, no material amounts for interest and penalties have been recorded.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35.  The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2009, 2008 and 2007.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $1,387, $1,092 and $627 for the years ended October 31, 2009, 2008 and 2007, respectively.

Reclassifications - Certain prior year amounts may have been reclassified to conform to the current year presentation.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[2] Summary of Significant Accounting Policies [Continued]

Other Income - During the quarter ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in Sales.  Mr. Littleton paid the Company $1,600 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies.  This restitution payment is included in the Category Other Income on the Consolidated Statements of Operations.

Subsequent Events — The management considered subsequent events through the date the financial statements are issued as defined in FASB Codification 855-10-50.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2009	2008

Medical Equipment	$24,241	$16,993
Leasehold Improvements	9,279	7,294
Furniture, Fixtures and Office Equipment	8,592	7,003
Automobiles and Aircraft	11,534	10,458

Sub Totals	53,645	41,748
Less Accumulated Depreciation	25,885	17,291

Totals — Net of Accumulated Depreciation	$27,760	$24,457

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2009

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	4,573	1,902	2,671
Covenants Not-to-Compete	5	4,205	2,610	1,595
Patents	17	457	135	322

Totals		$9,235	$4,647	4,588

October 31, 2008

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	4,873	1,941	2,932
Covenants Not-to-Compete	5	4,205	1,768	2,437
Patents	17	316	111	205

Totals		$9,394	$3,820	$5,574

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2009 is as follows:

October 31,
2010	$1,096
2011	988
2012	219
2013	210
2014	203
Thereafter	1,872

Total	$4,588

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[5] Revolving Note Payable - Bank

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2009, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2009, the Company utilized $12,452 of the available credit under this revolving note payable loan agreement.

[6] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of October 31, 2009 is approximately $2,500.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of October 31, 2009 is approximately $3,227.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2009 is as follows:

Year Ended
October 31,
2010	$1,192
2011	1,217
2012	1,243
2013	437
2014	466
Thereafter	1,172
Totals	$5,727

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[7] Related Party Transactions [Not in Thousands]

See Item 11 — “Executive Compensation” as to rentals paid by the Company to Richard Faherty, one of the Company’s five most highly compensated senior management employees for use of Mr. Faherty’s airplane in fiscal 2009, 2008 and fiscal 2007 (when the Company’s owned airplane was unavailable) and for payments for networking, data reporting and programming services provided to the Company in such years by a separate corporation of which Mr. Faherty is the majority shareholder. Such aircraft rentals totaled $95,550 in fiscal 2009, $71,108 in fiscal 2008 and $55,965 in fiscal 2007 and networking, data reporting and programming services provided to the Company in fiscal 2009, fiscal 2008 and in fiscal 2007 totaled $-0-,  $40,833 and $81,713 in compensation respectively.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2009	2008	2007

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	10.92%	8.46%	7.90%
Permanent differences and Other	(2.54)%	(1.97)%	(3.83)%

Actual Rate	43.38%	41.49%	39.07%

The provision [benefit] for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2009	2008	2007

Current:
Federal	$15,351	$9,657	$8,191
State & Local	6,481	3,472	2,778

Deferred:
Federal	(3,503)	(1,315)	(1,611)
State and Local	(1,590)	(740)	(408)

Total Provision for Income Taxes	$16,739	$11,074	$8,950

At October 31, 2009 and 2008, the Company had a net deferred tax asset [liability] of approximately $13,636 and $8,543, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal years ended in 2009 and in 2008, the Company had no net operating loss carry-forwards available to reduce current year taxable income.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[8] Income Taxes - Continued

	October 31,
	2009	2008

Deferred Tax Asset:
Bad Debt Allowance	$11,200	$6,727
Property & Equipment	1,180	908
Accrued Expenses	1,256	908

Deferred Tax Asset [Liability] - Net	$13,636	$8,543

Current Deferred Tax Asset - Net	$12,456	$7,635
Long Term Deferred Tax Asset - Net	1,180	908

Deferred Tax Asset — Net	$13,636	$8,543

During fiscal year ended October 31, 2009 the Company recorded a net deferred tax benefit of $5,093.  This reflects a net benefit of approximately $4,474 in allowance for bad debts, $272 in property and equipment and other intangibles, and $347 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2009, fiscal 2005 through 2008 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of these examinations has not been determined.

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2009 and October 31, 2008.

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

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2009 the Company repurchased 19,700 shares at a cost of $452.  The shares were canceled upon repurchase.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[B] Equity Transactions for Services — For the fiscal years ended in 2009 and 2008, the company issued 2,500 and 2,500 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2009	2008	2007

Income Available to Common Stockholders	$21,850	$15,617	$13,957
Weighted Average Common Shares Outstanding	13,810	13,776	13,655

Effect of Dilutive Securities:
Warrants/Options	122	191	216

Weighted Average Diluted Common Shares Outstanding	13,932	13,967	13,871

Net Income Per Share - Basic	$1.58	$1.13	$1.02
Net Income Per Share - Diluted	$1.57	$1.12	$1.01

For the year ended October 31, 2009 options to purchase 5,000 shares of the Company’s common stock at an exercise price of $34.99 per share were not included in the computation of diluted EPS.  For the year ended October 31, 2008 options to purchase 2,500 shares of the Company’s common stock at an exercise price of $34.99 per share were not included in the computation of diluted EPS.  The exercise price of these options and warrants was greater than the average market price of the common shares and were considered anti-dilutive.

[11] Stock Options and Warrants

[A] Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 800,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2009, 2008 and 2007, -0-, 20,000 and -0- options were granted under the Plan, respectively. A total of 36,030, 29,313 and 83,220 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2009, 2008 and 2007, respectively.  A total of 5,000, 7,145 and 14,000 options were cancelled in fiscal years ended October 31, 2009, 2008 and 2007.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 800,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal years ended October 31, 2009, 2008 and 2007, no options were granted under the Plan. A total of 22,800, 4,500 and 66,600 incentive stock options issued under the 2000 Plan were exercised in fiscal year ended in October 31, 2009, 2008 and 2007, respectively. A total of 55,000, -0-, and 2,000 options were cancelled in fiscal year ended October 31, 2009, 2008 and 2007, respectively.  Options issued under the 2000 Plan must be granted before the August 2010 termination date.

In November 1989, the shareholders approved and the Company adopted the 1989 Employee Stock Option Plan [“1989 Plan”] which provides for the granting of options to acquire 666,667 shares of common stock.  Under the terms of this stock option plan, incentive stock options to purchase shares of the Company’s common stock are granted at a price not less than the fair market value of the common stock at the date of grant.  A total of -0-, -0-, and 1,000 incentive stock options issued under the 1989 Plan were exercised in fiscal years ended October 31, 2009, 2008 and 2007 respectively.  Additionally, no options were canceled in fiscal years ended in October 2009, 2008 and 2007 respectively.  All options under the 1989 Plan were required to be granted before the Plan’s July 1999’s termination date so that no further options can be granted under the 1989 Plan.  No Options are outstanding in this plan as of October 31, 2009.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[11] Stock Options and Warrants - Continued

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2006	358	$16.47
Granted	—	—
Expired	(14)	$16.61
Exercised	(83)	15.32
Outstanding and Eligible for Exercise at October 31, 2007	261	$17.10
Granted	20	$34.99
Expired	(7)	18.11
Exercised	(30)	17.48
Outstanding and Eligible for Exercise at October 31, 2008*	244	$15.63
Granted	—	—
Expired	(5)	$18.25
Exercised	(36)	15.47
Outstanding and Eligible for Exercise at October 31, 2009*	203	$19.04

*Eligible for exercise at October 31, 2008 were 227 at a weighted average exercise price per share of $17.22

*Eligible for exercise at October 31, 2009 were 188 at a weighted average exercise price per share of $15.59

	2000 Plan		1989 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2006	230	$8.69	1	$.72
Granted	—	—	—	—
Expired	(2)	5.72	—	—
Exercised	(67)	8.52	(1)	.72
Outstanding and Eligible for Exercise at October 31, 2007	161	$8.79	—	—
Granted	—	—	—	—
Expired	—	—	—	—
Exercised	(4)	6.76	—	—
Outstanding and Eligible for Exercise at October 31, 2008	157	$8.85	—	—
Granted	—	—	—	—
Expired	(55)	6.7	—	—
Exercised	(23)	12.56	—	—
Outstanding and Eligible for Exercise at October 31, 2009	79	9.28	—	—

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$4.21000	to	$5.70000	Per Share	13	5.58	$5.52	13	$5.52
$5.94000	to	$6.82000	Per Share	10	5.50	6.80	10	6.80
$7.19000	to	$8.40000	Per Share	37	5.70	8.16	37	8.16
$12.09000	to	$14.50000	Per Share	8	6.93	13.19	8	13.19
$14.51000	to	$15.61000	Per Share	60	6.73	15.11	60	15.11
$17.75000	to	$21.46000	Per Share	134	8.00	18.25	134	18.25
$34.99000	to	$34.99000	Per Share	20	9.83	34.99	5	34.99
				282			267

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[11] Stock Options and Warrants - Continued

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the years ended October 31, 2009, 2008 and 2007  was $-0-, $16.06, and $-0- per share, respectively.  These options have weighted average remaining contractual lives of approximately 9 years.

Compensation cost recognized for the year ended October 31, 2009 and October 31, 2008 was $40 for each one of the years, with a related tax benefit of $-0- .

[B] Non-Incentive Stock Options and Warrants - Non-incentive stock options and warrants may be granted to employees or non-employees at fair market value or at a price less than fair market value of the common stock at the date of grant.  The following is a summary of transactions:

Non Incentive Stock Options & Warrants
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding and Eligible for Exercise at October 31, 2006	60	$8.04
Granted	—	—
Expired	—	—
Exercised	(45)	8.07
Outstanding and Eligible for Exercise at October 31, 2007	15	$7.94
Granted	—	—
Expired	15	7.94
Exercised	—	—
Outstanding and Eligible for Exercise at October 31, 2008	—	—
Granted	—	—
Expired	—	—
Exercised	—	—
Outstanding and Eligible for Exercise at October 31, 2009	—	—

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreements range from three years and two months to four years and three months.

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2010 through October 31, 2013. At October 31, 2009, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants	Advisory Board
2010	$4,235	$107
2011	2,359	—
2012	820	—
2013	540	—
2014		—
Thereafter	—	—

Total	$7,954	$107

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into twenty at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $19,835 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2014 as follows:

	October 31
	2009	2008
Medical Equipment	$4,562	$4,391
Furniture, Fixtures and Office Equipment	424	1,294
Automobiles	8,800	6,376

Totals	13,785	12,061
Less: Accumulated Depreciation	6,709	7,164

Net	$7,076	$4,897

Depreciation expense on assets under capital leases was approximately $1,237, $1,515, and $1,427 for the years ended October 31, 2009, 2008 and 2007, respectively.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

Aggregate future minimum rentals under capital leases are:

October 31,
2010	$2,685
2011	1,973
2012	1,243
2013	598
2014	383
Thereafter	—

Total	6,882

Less Interest:	630

Present Value of Minimum Lease Payments	$6,252

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2010 to 2014.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2009, 2008 and 2007 was $6,172,  $5,940 and $5,376, respectively.  There were no contingent rental amounts due through October 31, 2009.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2010	$2,608	$340
2011	251	230
2012	42	183
2013	42	4
2014	42	—
Thereafter	—	—

Totals	$2,985	$757

The Company has entered into several purchase agreements for reagent supplies through October, 2014.  Minimum purchase commitments as of October 31, 2009 are as follows:

October 31,

2010	$13,425
2011	13,094
2012	10,881
2013	5,648
2014	1,675
Thereafter	—

Totals	$44,723

Reagent supplies expensed under purchase agreements amount to $7,477, $13,164 and $4,136 for the years ended October 31, 2009, 2008 and 2007, respectively.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2009 and 2008, the Company had approximately $13,772 and $9,850 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

[B] Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base.  The Company does have significant receivable balances with government payors and various insurance carriers.  Generally, the Company does not require collateral or other security to support customer receivables However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

[18] Acquisitions

In October 2006, the Company completed its acquisition of certain assets of GeneDx, Inc. (GeneDx), a Gaithersburg, Maryland gene-based testing laboratory.  In connection with this acquisition the Registrant issued 230,947 shares of its unregistered common stock (the “Stock”) to GeneDx.  GeneDx was a private company beneficially owned by two individuals who were unaffiliated with the Registrant at the time of the purchase. In addition to the Stock, the purchase price included a $5 million Cash Payment and the assumption by the Registrant of certain liabilities. The Sellers were also entitled receive an upside Contingent Payment, not to exceed $7 million, dependent upon future performance of GeneDx operations in the years following the acquisition. The 230,947 shares were valued for purposes of the purchase at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. The acquisition resulted in goodwill of $4,360 being recorded.

During the recently completed fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $1,917 in cash and an additional 11,548 shares of our Common Stock for each one of these years.  For fiscal year ended October 31, 2008 and October 31, 2007 the stock was initially valued at $250 each.  Based on former FAS 141 requirements of valuing the contingent consideration at the time when the contingency has been resolved, the Company in fiscal 2008 recognized an additional contingent consideration cost of $224 for the value of shares issued to the prior owners of GeneDx.  This consists of $140 recognized for fiscal 2007 and $84 recognized for fiscal 2008.  Fiscal 2007 financial statements have not been restated for the $140 adjustment due to immateriality of the amount involved.   For fiscal year ended October 31, 2009 the stock was valued at valued at $397.  As of October 31, 2009, October 31, 2008 and October 31, 2007 these amounts have been accrued and as an increase to Goodwill, subsequently recorded as an increase to Additional Paid-In Capital when the stock was issued.  In addition, the Company reclassified certain intangible assets previously reported as Costs Related to Acquisitions to Goodwill in accordance with promulgated accounting principles.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $4,632 in the aggregate.  Health insurance premium expense for the years ended October 31, 2009, 2008 and 2007 amounted to approximately $2,327, $1,836 and $1,302, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $10,394, $8,238 and $6,893 for the years ended October 31, 2009, 2008 and 2007, respectively.  During fiscal years ended October 31, 2009, 2008 and 2007, employee contributions of $2,142, $1,906 and $1,401 offset, the above health plan costs.

[21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $644,384 for 2009, $457,544 for 2008, and $359,177 for 2007.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

[22] New Authoritative Accounting Pronouncements

In June 2009, the FASB issued FASB Statement No. 168 ( SFAS No. 168 ), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This statement replaces SFAS No. 162 , which was issued in May 2008 and identified the sources of accounting principles and the framework for selecting them. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once it’s effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  The FASB Accounting Standards Codification™(Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, this new Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The Board will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. In the Board’s (FASB) view, the issuance of this Statement and the Codification will not change current GAAP.

[23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Fiscal Year
	1/31/09	4/30/09	7/31/09	10/31/09	2009

Net Revenues	$75,735	$87,183	$97,424	$102,312	$362,654
Gross Profit	$35,695	$42,297	$49,261	$51,877	$179,130
Net Income	$3,598	$4,630	$6,439	$7,183	$21,850
Net Income Per Common Share:

Basic	$.26	$.34	$.47	$.52	$1.58
Diluted	$.26	$.33	$.46	$.51	$1.57

Weighted Average Common Shares Outstanding — Basic [in thousands]	13,785	13,798	13,813	13,834	13,809

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,910	13,911	13,961	13,979	13,932

	Three Month Ended				Fiscal Year
	1/31/08	4/30/08	7/31/08	10/31/08	2008

Net Revenues	$66,879	$75,180	$77,776	$81,236	$301,071
Gross Profit	$31,651	$36,182	$38,606	$40,801	$147,240
Net Income	$2,208	$3,427	$4,737	$5,245	$15,617
Net Income Per Common Share:

Basic	$.16	$.25	$.34	$.39	$1.13
Diluted	$.16	$.25	$.34	$.38	$1.12

Weighted Average Common Shares Outstanding — Basic [in thousands]	13,765	13,783	13,778	13,777	13,776

Weighted Average Common Shares Outstanding - Diluted [in thousands]	14,000	13,985	13,961	13,967	13,967

	Three Month Ended				Fiscal Year
	1/31/07	4/30/07	7/31/07	10/31/07	2007

Net Revenues	$53,722	$60,953	$65,961	$69,795	$250,431
Gross Profit	$26,193	$30,524	$33,494	$36,191	$126,402
Net Income	$1,966	$3,158	$4,189	$4,644	$13,957
Net Income Per Common Share:

Basic	$.14	$.23	$.31	$.34	$1.02
Diluted	$.14	$.23	$.30	$.33	$1.01

Weighted Average Common Shares Outstanding — Basic [in thousands]	13,583	13,634	13,682	13,723	13,656

Weighted Average Common Shares Outstanding - Diluted [in thousands]	13,839	13,884	13,921	13,973	13,871

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

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

January 12, 2010

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2009, 2008 AND 2007

[In Thousands]

	(b)	(c)	(d)	(e)
	Balance at	Charged to	Deductions Charged	Balance at
(a)	the Beginning	Cost and	to Valuation	the End
Description	of a Period	Expenses	Allowance Accounts	of a Period

Year Ended October 31, 2009
Allowance for Doubtful Accounts	15,643	51,518	(41,114)	26,047
Contractual Credits/Discounts	78,042	1,060,633	(1,007,701)	130,974

Total Allowance	93,685	1,112,151	(1,048,815)	157,021

Year Ended October 31, 2008
Allowance for Doubtful Accounts	11,643	40,313	(36,313)	15,643
Contractual Credits/Discounts	79,257	737,959	(739,174)	78,042

Total Allowance	90,900	778,272	(775,487)	93,685

Year Ended October 31, 2007
Allowance for Doubtful Accounts	7,234	34,855	(30,446)	11,643
Contractual Credits/Discounts	49,394	529,522	(499,659)	79,257

Total Allowance	56,628	564,377	(530,105)	90,900

.   .   .   ..   .   .   .   .   ..   .