Form 10-Q
period 2010-01-31
BIO REFERENCE LABORATORIES INC
filed 2010-03-05
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number  0-15266

BIO-REFERENCE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2405059
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

481 Edward H. Ross Drive, Elmwood Park, NJ	07407
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 13,873,986 shares of Common Stock ($.01 par value) at March 5, 2010.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2010

I N D E X

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$15,396	$16,995
Accounts Receivable - Net	110,485	104,995
Inventory	4,460	4,148
Other Current Assets	1,840	1,879
Deferred Tax Assets	14,008	12,456
TOTAL CURRENT ASSETS	146,189	140,473

PROPERTY AND EQUIPMENT - AT COST	52,909	53,645
LESS: Accumulated Depreciation	(23,355)	(25,885)
PROPERTY AND EQUIPMENT - NET	29,554	27,760

OTHER ASSETS:
Deposits	674	630
Goodwill - Net	21,386	21,386
Intangible Assets - Net	4,310	4,588
Other Assets	1,423	1,373
Deferred Tax Assets	711	1,180
TOTAL OTHER ASSETS	28,504	29,157

TOTAL ASSETS	$204,247	$197,390

The Accompanying Notes are an Integral Part of These Financial Statements.

                BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2010	2009
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$27,418	$30,570
Accrued Salaries and Commissions Payable	8,054	8,758
Accrued Taxes and Expenses	5,588	9,108
Revolving Note Payable - Bank	22,531	12,452
Current Maturities of Long-Term Debt	1,198	1,192
Capital Lease Obligations - Short-Term Portion	2,383	2,409
TOTAL CURRENT LIABILITIES	67,172	64,489

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,690	3,843
Long Term Debt - Net of Current Portion	4,234	4,535
TOTAL LONG-TERM LIABILITIES	7,924	8,378

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:

Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	—	—
Common Stock, $0.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 13,870,986 and 13,847,438 at January 31, 2010 and at October 31, 2009, respectively	139	138

Additional Paid-In Capital	43,840	43,218
Retained Earnings	85,172	81,167
TOTAL SHAREHOLDERS’ EQUITY	129,151	124,523
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$204,247	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2010	2009

NET REVENUES:	$99,261	$75,735

COST OF SERVICES:
Depreciation	1,886	1,675
Employee Related Expenses	23,666	19,081
Reagents and Lab Supplies	16,817	11,881
Other Cost of Services	9,385	7,403
TOTAL COST OF SERVICES	51,754	40,040

GROSS PROFIT ON REVENUES	47,507	35,695

General and Administrative Expenses:

Depreciation and Amortization	708	589
Other General and Administrative Expenses	25,361	19,179
Bad Debt Expense	13,980	10,957

TOTAL GENERAL AND ADMIN. EXPENSES	40,049	30,725

OPERATING INCOME	7,458	4,970

OTHER (INCOME) EXPENSES:

Interest Expense	290	443
Interest Income	(37)	(53)
Other Income	—	(1,600)
TOTAL OTHER (INCOME) EXPENSES - NET	253	(1,210)

INCOME BEFORE INCOME TAXES	7,205	6,180

Provision for Income Taxes	3,200	2,582

NET INCOME	$4,005	$3,598

NET INCOME PER SHARE - BASIC:	$0.29	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	13,861,470	13,785,425

NET INCOME PER SHARE - DILUTED:	$0.29	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	14,011,059	13,910,076

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$4,005	$3,598
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	2,594	2,264
Deferred Income Taxes (Benefit)	(1,083)	(738)
Stock Based Compensation	40	40
Loss (Gain) on Disposal of Property and Equipment	4	67
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(8,285)	(4,338)
Provision for Doubtful Accounts	2,795	1,327
Inventory	(312)	119
Other Current Assets	39	(664)
Other Assets	(50)	(51)
Deposits	(44)	10
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(5,062)	(3,974)

NET CASH - OPERATING ACTIVITIES	(5,359)	(2,340)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(3,594)	(3,227)
Business Acquisitions Related Costs	(1,917)	(1,917)

NET CASH - INVESTING ACTIVITIES	(5,511)	(5,144)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(295)	(291)
Payments of Capital Lease Obligations	(699)	(610)
Increase (Decrease) in Revolving Line of Credit	10,079	8,915
Proceeds from Exercise of Options	186	17

NET CASH - FINANCING ACTIVITIES	9,271	8,031

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,599)	547

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIODS	16,995	12,696

CASH AND CASH EQUIVALENTS
AT END OF PERIODS	15,396	13,243

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$314	$426
Income Taxes	$7,007	$4,508

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the three month periods ended January 31, 2010 and January 31, 2009 the Company entered into capital leases totaling $520 and $551, respectively.

During the three month periods ended January 31, 2010 and January 31, 2009, the Company wrote-off approximately $4,850 and $249 of property and equipment that were fully depreciated.

During the three month periods ended January 31, 2010 and January 31, 2009 the Company wrote off approximately $-0- and $300 of intangible assets that were fully amortized.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2009 consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2009.

[2] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2009 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[3] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2009 Form 10-K.  “Fair Value Measurements” disclosure under topic 820 of Accounting Standards Codification (“ASC”) based on a three-level hierarchy for the inputs used in the valuation techniques to derive fair values where Level 1 is having the highest priority and Level 3 having the lowest priority is as follows:

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	1/31/2010	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	$1,423	—	$1,423	—

As of January 31, 2010 the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission.  Accordingly, the Management believes that no such events have occurred that would warrant such recognition.

[4] Certain prior year amounts may have been reclassified to conform to the current year presentation.

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

	Three Months Ended
	January 31
	[Unaudited]
	2010	2009

Medicare/Medicaid	$63,408	$52,386
Other	231,959	158,885
	$295,367	$211,271

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

	[Unaudited]
	January 31, 2010	October 31, 2009

Contractual Credits/Discounts	$148,095	$130,974
Doubtful Accounts	28,842	26,047
	$176,937	$157,021

[7] On 1/21/2010 FASB issued Accounting Standards Update (ASU) No. 2010-06 , Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  This update did not have a material impact on the company’s financial statements.

[8] During the period ended January 31, 2009, the Company executed a Restitution Agreement with a former Vice President in sales (the “former employee”). The former employee paid the Company $1,600,000 for payments made to him and others that were, from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which were in violation of the Company’s policies (see Form 8-K; filed January 26, 2009 for more information). This amount is presented as “Other Income” in the Company’s consolidated statement of operations for the period ended January 31, 2009.

[9] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2010 (Unaudited) and October 31, 2009. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2010
	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,962	$2,611
Covenants Not-to-Compete	5	4,205	2,820	1,385
Patents	17	457	143	314

Totals		$9,235	$4,925	$4,310

October 31, 2009
	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,902	$2,671
Covenants Not-to-Compete	5	4,205	2,610	1,595
Patents	17	457	135	322

Totals		$9,235	$4,647	$4,588

The aggregate intangible amortization expense for the three months ended January 31, 2010 and 2009 was $278 and $285, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2010 and for the four subsequent years is as follows:

October 31,
2010	$1,069
2011	802
2012	222
2013	212
2014	206
Thereafter	1,799

Total	$4,310

[10] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2010, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2010, the Company utilized $22,531 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition cash payment in connection with the purchase of the operating assets of GeneDx.  The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The balance on this note as of January 31, 2010 was approximately $2,292.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The balance on this note as of January 31, 2010 was approximately $3,140.

[11] The provision for income taxes for the three months ended January 31, 2010 consists of a current tax provision of $3,967 and a deferred tax benefit of $767. At January 31, 2010, the Company had a current deferred tax asset of $14,008 included in other current assets and a long-term deferred tax asset of $711 incurred in other assets. The provision for income taxes for the three months ended January 31, 2009 consists of a current tax provision of $3,320 and a deferred tax benefit of $738.  At January 31, 2009, the Company had a current deferred tax asset of $12,456 included in other current assets and a long-term deferred tax asset of $1,180 incurred in other assets.

[12] Subsequent Event — On March 2, 2010, the Company completed the purchase of substantially all of the tangible and intangible assets, excluding cash, receivables and certain other assets, of Lenetix Medical Screening Laboratory, Inc. (“Lenetix”) from Lenetix and its sole stockholder.  These assets were utilized in Lenetix’s operation of a clinical testing laboratory located in Mineola, Long Island, New York.  The Laboratory performs both clinical laboratory diagnostic testing and genetic testing. The purchase price of $5,490,000 included a down payment of $4,740,000 and a hold-back of $750,000 to insure the accuracy of the Sellers’ representations and to protect the Company from any claims based on the operations of the Laboratory prior to the Closing.

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three publicly-traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and BioReference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories scattered throughout the country that compete for the commercial clinical laboratory business. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element within the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool.  GeneDx was started by two geneticists from the NIH in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to continue leveraging the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx’s revenues and profits were increasing at an accelerating  rate. This increase has continued through fiscal 2009.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not direct competitors since they are outside of our regional footprint.

We have also created our PSIMedica business unit which has developed a Clinical Knowledge Management (“CKM”) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses our proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from myriad views and from highly granular transactional detail to global trended overview. Events such as the Hurricane Katrina disaster in Louisiana and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues.

Summary

During the period ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in sales. Mr. Littleton paid the Company $1,600,000 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies (See “Other Income” in table below). As such, in certain areas within the Management’s Discussion and Analysis we will present an analysis of our operating results including the restitution amount and pro-forma operating results excluding the restitution amount (it will be labeled as “Pro Forma 2009”).

(Dollars in Thousands except Per Share Data)

(Unaudited)

Three Months Ended

January 31,

	Pro Forma 2009	Actual 2009	2010
Net Revenues	$75,735	$75,735	$99,261
Cost of Services	40,040	40,040	51,754
Gross Profit on Revenues	$35,695	$35,695	47,507
General and Administrative	30,725	30,725	40,049
Operating Income	4,970	4,970	7,458
Other (Income) Expense, Net	390	(1,210)	253
Income Before Taxes	$4,580	$6,180	$7,205
Taxes	1,917	2,582	3,200
Net Income	$2,663	$3,598	4,005
Income Per Share	$.19	$.26	$.29
Number of Shares	13,875,425	13,785,425	13,861,470
Income Per Share (Diluted)	$.19	$.26	$.29
Number of Shares (Diluted)	13,910,076	13,910,076	14,011,059

OPERATING RESULTS (In Thousands)

NET REVENUES:

We had net revenues for the three month period ended January 31, 2009 of $75,735 as compared to $99,261 for the three month period ended January 31, 2010. This represents a 31% increase in net revenues. This increase is due primarily to a 29% increase in patient count and 2% increase in net revenue per patient.

The number of patients serviced during the quarter ended January 31, 2010 was approximately 1,242 which was 29% higher when compared to the prior fiscal year’s quarter ended January 31, 2009. Net revenue per patient for the quarter ended January 31, 2009 was $77.79 compared to net revenue per patient for the quarter ended January 31, 2010 of $79.21, an increase of 2%.

COST OF SERVICES:

Cost of services increased from $40,040 for the three month period ended January 31, 2009 to $51,754 for the three month period ended January 31, 2010, an increase of $11,714 or 29%.  The increase in cost of services is basically in line with the increase in net revenues.

GROSS PROFITS:

Gross profit on net revenues increased 33% to $47,507 for the three month period ended January 31, 2010 compared to $35,695 for the same period ended January 31, 2009. Gross Profit margins for both comparable periods was 48% and 47% respectively. Effectively, both the increase in net revenues and the increase in cost of services offset each other.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2010 were $40,049 compared to $30,725 for the three month period ended January 31, 2009. This represents an increase of $9,324 or 30% which is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased from $443 for the three month period ended January 31, 2009 to $290 for the three month period ended January 31, 2010, a decrease of $153 (35%). This decrease is due to a decrease in PNC Bank’s primary rate to 3.25%.  Management believes that this trend will continue in the immediate future due to the bank’s lower prime rate.

NET INCOME:

We realized net income of $4,005 for the three month period ended January 31, 2010 as compared to $3,598 for the three month period ended January 31, 2009, an increase of 11%. On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 50% not 11% as reported above.

Pre-tax income for the period ended January 31, 2010 was $7,205 as compared to $6,180 for the period ended January 31, 2009, an increase of $1,025 (17%).  On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 57% not 17%, as reported above.  The provision for income taxes increased from $2,582 for the period ended January 31, 2009, to $3,200 (24%) for the current three month period. Our effective tax rate increased from 42% to 44%.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (“EPS”) went to $0.29 under the current operating results from $0.19 on a pro-forma basis, a difference of $0.10 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2010 was $79,017 as compared to $75,984 at October 31, 2009, an increase of $3,033. Our cash position decreased by approximately $1,599 during the current period.  We increased our short term debt by $10,079 and repaid $295 in existing debt. We had current liabilities of $67,172 at January 31, 2010. We utilized $5,359 in cash from operations, compared to utilizing $2,340 for the quarter ended January 31, 2009, an overall increase of $3,014 in cash utilized from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $110,485 at January 31, 2010, an increase of $5,490 from October 31, 2009 or 5%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2010 increased 29% over the comparable three month period.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. As of January 1, 2010, laboratories received a 1.9% decrease in Medicare reimbursements.

Billing for laboratory services is complicated and we must bill various payors, such as the individual, the insurance company, the government (federal or state), the private company or the health clinic. Other factors that may complicate billing include:

Differences between fee schedules and actual reimbursement rates.

Incomplete or inaccurate billing information provided by physicians or clinics.

Disparity in coverage and information requirements.

Disputes with payors.

Internal and external compliance policies and procedures.

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance for collectable accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2010 was 101 days, a decrease of 14 days, or 12%, from the 115 days that we reported for the period ended January 31, 2009. Historically, first quarters of the fiscal year for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year.

See Note 10 to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.  See Note 12 herein.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2010
Long - Term Debt	$5,727	$1,192
Capital Leases	6,882	2,685
Operating Leases	3,742	2,948
Purchase Obligations	44,723	13,425
Employment/Consultant Contracts	8,061	4,342
Total	$69,135	$24,592

Our cash balance at January 31, 2010 totaled $15,396 as compared to $13,243 at October 31, 2009.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2010.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Note 7 to our consolidated financial statements for information on New Accounting Pronouncements relevant to the company’s operations.

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

Accounting for Goodwill.

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

Accounting for Intangible and Other Long-Lived Assets.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Cautionary Statements” contained in Item 1 of our Annual Report on Form 10-K for the year ended October 31, 2009, as well as elsewhere herein including:

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

We do have exposure to both rising and falling interest rates. At January 31, 2010, advances of approximately $22,531 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at January 31, 2010 was approximately $97 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $19.

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

Date: March 5, 2010