Form 10-Q
period 2010-04-30
BIO REFERENCE LABORATORIES INC
filed 2010-06-04
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,794,204 shares of Common Stock ($.01 par value) at June 4, 2010.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2010

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	April 30,	October 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$16,426	$16,995
Accounts Receivable - Net	117,255	104,995
Inventory	5,658	4,148
Other Current Assets	1,684	1,879
Deferred Tax Assets	15,265	12,456
TOTAL CURRENT ASSETS	156,288	140,473

PROPERTY AND EQUIPMENT - AT COST	57,084	53,645
LESS: Accumulated Depreciation	(25,455)	(25,885)
PROPERTY AND EQUIPMENT - NET	31,629	27,760

OTHER ASSETS:
Deposits	1,357	630
Goodwill - Net	21,876	21,386
Intangible Assets - Net	8,942	4,588
Other Assets	1,507	1,373
Deferred Tax Asset	848	1,180

TOTAL OTHER ASSETS	34,530	29,157

TOTAL ASSETS	$222,447	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30, 2010	October 31, 2009
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$29,995	$30,570
Accrued Salaries and Commissions Payable	9,063	8,758
Accrued Taxes and Expenses	8,066	9,108
Revolving Note Payable - Bank	27,850	12,452
Current Maturities of Long-Term Debt	1,204	1,192
Capital Lease Obligations - Short-Term Portion	2,382	2,409
TOTAL CURRENT LIABILITIES	78,560	64,489

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	3,718	3,843
Long - Term Debt - Net of Current Portion	3,930	4,535
Other Long Term Acquisition Payable	750	—
TOTAL LONG-TERM LIABILITIES	8,398	8,378

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,794,204 and 27,694,876 at April 30, 2010 and at October 31, 2009, respectively	278	276

Additional Paid-In Capital	44,252	43,080
Retained Earnings	90,959	81,167

TOTAL SHAREHOLDERS’ EQUITY	135,489	124,523
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,447	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended April 30,		Six months ended April 30,
	2010	2009	2010	2009

NET REVENUES:	$110,447	$87,183	$209,709	$162,918

COST OF SERVICES:
Depreciation and Amortization	2,092	1,770	3,978	3,445
Employee Related Expenses	26,384	20,371	50,050	39,453
Reagents and Laboratory Supplies	18,237	14,774	35,054	26,655
Other Cost of Services	10,066	7,971	19,451	15,373
TOTAL COST OF SERVICES	56,779	44,886	108,533	84,926

GROSS PROFIT ON REVENUES	53,668	42,297	101,176	77,992

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	747	602	1,455	1,191
General and Administrative Expenses	27,016	21,215	52,376	40,393
Bad Debt Expense	15,053	12,122	29,034	23,080
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	42,816	33,939	82,865	64,664

INCOME FROM OPERATIONS	10,852	8,358	18,311	13,328

OTHER (INCOME) EXPENSE:
Interest Expense	421	415	712	858
Interest Income	(32)	(39)	(69)	(92)
Other (Income) Expense	—	—	—	(1,600)
TOTAL OTHER EXPENSES - NET	389	376	643	(834)

INCOME BEFORE INCOME TAXES	10,463	7,982	17,668	14,162
Provision for Income Taxes	4,676	3,352	7,876	5,934

NET INCOME	$5,787	$4,630	$9,792	$8,228

NET INCOME PER COMMON SHARE - BASIC:	$0.21	$0.17	$0.35	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,771,649	27,597,816	27,747,295	27,584,334

NET INCOME PER COMMON SHARE - DILUTED:	$0.21	$0.17	$0.35	$0.30
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,077,388	27,823,018	28,038,447	27,818,220

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Six months ended
	April 30
	2010	2009
OPERATING ACTIVITIES:
Net Income	$9,792	$8,228
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	5,433	4,636
Deferred Income Tax Benefit	(2,477)	(1,194)
Stock Based Compensation	290	40
Loss on Disposal of Fixed Assets	94	166
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(17,797)	(8,887)
Provision for Doubtful Accounts	5,537	2,635
Inventory	(1,510)	57
Other Current Assets	195	(480)
Other Assets	(134)	(56)
Deposits	(727)	(46)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,002	(4,044)

NET CASH - OPERATING ACTIVITIES	(302)	1,055

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(7,517)	(3,877)

Business Acquisitions and Related Costs	(1,917)	(1,917)

NET CASH - INVESTING ACTIVITIES	(9,434)	(5,794)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(593)	(584)
Payments of Capital Lease Obligations	(1,385)	(1,248)
Increase in Revolving Line of Credit	10,658	7,008
Proceeds from Exercise of Options	487	142

NET CASH - FINANCING ACTIVITIES	9,167	5,318

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(569)	579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	16,995	12,696

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$16,426	$13,275

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$669	$872
Income Taxes	$12,334	$9,045

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the six month periods ended April 30, 2010 and April 30, 2009 the Company entered into capital leases totaling $1,233 and $1,335 respectively.

During the six month periods ended April 30, 2010 and April 30, 2009, the Company wrote-off approximately $5,371 and $626 of furniture and equipment that were fully depreciated.

During the six month periods ended April 30, 2010 and April 30, 2009 the Company wrote-off approximately $-0- and $300 of intangible assets that were fully amortized.

During the six month periods ended April 30, 2010 and April 30, 2009 the Company recorded approximately $290 and $40 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

During the six month periods ended April 30, 2010 the Company financed the acquisition of certain assets of Lenetix for $5,490.  See Note 12 for additional information regarding this acquisition.

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

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	4/30/2010	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$1,507	—	$1,507	—

As of April 30, 2010 the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission.  Accordingly, the Management believes that no such events have occurred that would warrant such recognition in the Company’s financial statements.

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

	Three Months Ended		Six Months Ended
	April 30		April 30
	[Unaudited]		[Unaudited]
	2010	2009	2010	2009

Medicare/Medicaid	$70,786	$61,382	$134,194	$113,767
Other	277,987	199,977	509,946	358,863
	$348,773	$261,359	$644,140	$472,630

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

	[Unaudited]
	April 30, 2010	October 31, 2009

Contractual Credits/Discounts	$159,370	$130,974
Doubtful Accounts	31,584	26,047
Total Allowance	$190,954	$157,021

[7] On 1/21/2010 FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by FASB ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  This update did not have a material impact on the Company’s financial statements.

[8] During the period ended January 31, 2009, the Company executed a Restitution Agreement with a former Vice President in sales (the “former employee”). The former employee paid the Company $1,600,000 (Not in Thousands) for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which were in violation of the Company’s policies (see Form 8-K; filed January 26, 2009 for more information). This amount is presented as “Other Income” in the Company’s Consolidated Statements of Operations.

[9] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2010 (Unaudited) and October 31, 2009. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2010
(Unaudited)	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,023	$2,550
Covenants Not-to-Compete	5	4,305	3,032	1,273
Patents and Licenses	17	5,296	177	5,119

Totals		$14,174	$5,232	$8,942

October 31, 2009	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,902	$2,671
Covenants Not-to-Compete	5	4,205	2,610	1,595
Patents and Licenses	17	457	135	322

Totals		$9,235	$4,647	$4,588

The aggregate intangible amortization expense for the three months ended April 30, 2010 and 2009 was $307 and $282, respectively, and for the six months ended April 30, 2010 and 2009 was $585 and $567, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2009 and thereafter is as follows:

Year Ended	Amortization
October 31,	Expense
2010	$1,235
2011	953
2012	561
2013	553
2014	546
Thereafter	5,094
Total	$8,942

[10] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2010, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2010, the Company utilized $27,850 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2010 is approximately $2,083.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of April 30, 2010 is approximately $3,051.

[11] The provision for income taxes for the three months ended April 30, 2010 consists of a current tax provision of $6,069 and a deferred tax benefit of $1,393.  The provision for income taxes for the six months ended April 30, 2010 consists of a current tax provision of $10,036 and a deferred tax benefit of $2,160.  The provision for income taxes for the three months ended April 30, 2009, consists of a current tax provision of $4,006 and a deferred tax benefit of $654. The provision for income taxes for the six months ended April 30, 2009, consists of a current tax provision of $7,326 and a deferred tax benefit of $1,392. On April 30, 2009, the Company had a current deferred tax asset of $8,659 included in other current assets and a long-term deferred tax asset of $1,078 included in other assets.  On April 30, 2010 the Company had a current deferred tax asset of $15,265 and a long-term deferred tax asset of $848 included in other assets.

[12] On March 2, 2010, the Company completed the purchase of substantially all of the tangible and intangible assets, excluding cash, receivables and certain other assets, of Lenetix Medical Screening Laboratory, Inc. (“Lenetix”) from Lenetix and its sole stockholder.  These assets were utilized in Lenetix’s operation of a clinical testing laboratory located in Mineola, New York.  The Laboratory performs both clinical laboratory diagnostic testing and genetic testing. The purchase price of $5,490,000 included a down payment of $4,740,000 and a hold-back of $750,000 to insure the accuracy of the Sellers’ representations and to protect the Company from any claims based on the operations of the Laboratory prior to the Closing.  This acquisition resulted in an addition to Goodwill in the amount of $490.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on Comparative Genomic Hybridization Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx’s revenues and profits were increasing at an accelerating rate. This increase has continued through the first two quarters of fiscal 2010.  During the second quarter of fiscal 2010, the Company acquired operating assets of Lenetix a clinical testing laboratory located in Mineola, New York.

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

(Dollars in Thousands except Per Share Data)

(Unaudited)

Six Months Ended

April 30,

	2010	2009 Pro Forma	2009

Net Revenues	$209,709	$162,918	$162,918
Total Cost of Services	108,533	84,926	84,926
Gross Profit on Revenues	$101,176	$77,992	$77,992
General and Administrative Expenses	82,865	64,664	64,664
Operating Income	$18,311	$13,328	$13,328
Other (Income) Expense, Net	643	766	(834)
Income Before Taxes	$17,668	$12,562	$14,162
Taxes	7,876	5,263	5,934
Net Income	$9,792	$7,299	$8,228
Income Per Share	$.35	$.26	$.30
Number of Shares	27,747,295	27,584,334	27,584,334
Income Per Share (Diluted)	$.35	$.26	$.30
Number of Shares (Diluted)	28,038,447	27,818,220	27,818,220

OPERATING RESULTS (In Thousands)

COMPARISON OF SECOND QUARTER 2010 VS SECOND QUARTER 2009

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended April 30, 2009 were $87,183 as compared to $110,447 for the three month period ended April 30, 2010; which represents a 27% increase in net revenues. This increase is due to a 22% increase in patient counts and an increase in revenue per patient of 4% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2010 was 1,370 thousand which was 22% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2009 was $76.74 compared to net revenue per patient of $80.00 for the three month period ended April 30, 2010, an increase of $3.26 or 4%.

COST OF SERVICES:

Cost of Services increased from $44,886 for the three month period ended April 30, 2009 to $56,779 for the three month period ended April 30, 2010, an increase of $11,893 or 27%.  This increase in Cost of Services is basically in line with the increase in sales.  However, approximately 5% or $550 of this increase is due to stock and cash compensation awarded to a key employee.

GROSS PROFITS:

Gross profits increased from $42,297 for the three month period ended April 30, 2009 to $53,668 for the three month period ended April 30, 2010, an increase of $11,372 or 27%.  Gross profit margin remained unchanged at 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending April 30, 2009 were $33,939 as compared to $42,816 for the quarter ended April 30, 2010, an increase of $8,877 or 26%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $421 during the three month period ending April 30, 2010 from $415 during the three month period ended April 30, 2009. This increase is due to an increase in PNC Bank’s credit line utilization.

INCOME:

We realized net income of $5,787 for the three month period ended April 30, 2010, as compared to $4,630 for the three month period ended April 30, 2009, an increase of $1,157 or 25%.  Pre-tax income for the period ended April 30, 2010 was $10,463, compared to $7,982 for the three month period ended April 30, 2009, an increase of $2,481 or 31%.  The provision for income taxes increased from $3,352 for the three month period ended April 30, 2009 to $4,676 for the period ended April 30, 2010.

SIX MONTHS 2010 COMPARED TO SIX MONTHS 2009

NET REVENUES:

Net Revenues for the six month period ended April 30, 2009 were $162,918 as compared to $209,709 for the six month period ended April 30, 2010; this represents a 29% increase in net revenues. This increase is due to a 25% increase in patient counts and an increase in revenue per patient of 3%.

The number of patients serviced during the six month period ended April 30, 2010 was 2,612 which was 25% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2009 was $77.23, compared to net revenue per patient for the six month period ended April 30, 2010 of $79.63, an increase of $2.40 or 3%.

COST OF SERVICES:

Cost of Services increased to $108,533 for the six month period ended April 30, 2010 from $84,926 for the six month period ended April 30, 2009. This represents a 28% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.  However, approximately 2% or $550 of this increase is due to stock and cash compensation awarded to a key employee.

GROSS PROFITS:

Gross profits on net revenues, increased to $101,176 for the six month period ended April 30, 2010 from $77,992 for the six month period ended April 30, 2009; an increase of $23,185 (30%). Gross profit margins remained constant between comparable periods at 48%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2009 were $64,664 as compared to $82,865 for the six month period ended April 30, 2010.  This represents an increase of $18,201 or 28%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $712 during the six month period ending April 30, 2010 as compared to $858 during the six month period ending April 30, 2009, a decrease of $146.  This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%. Management believes that this trend will continue in the short-term due to the bank’s lower prime rate.

INCOME:

We realized net income of $9,792 for the six month period ended April 30, 2010 as compared to $8,228 for the six month period ended April 30, 2009, an increase of 19%. On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 34% not 19% as reported above.

Pre-tax income for the period ended April 30, 2010 was $17,668 as compared to $14,162 for the period ended April 30, 2009, an increase of $3,506 (25%). The provision for income taxes increased from $5,934 for the period ended April 30, 2009, to $7,876 (33%) for the current six month period. Our tax rate increased from 42% to 45%.  However, on a pro-forma basis our pretax income for the period ended April 30, 2010 would have increased by $5,106 (41%). Our tax provision would have increased by $2,613 or 50%.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $.26 on the pro forma basis  to $.35 under current operating results - a difference of $.09 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES  [In Thousands]:

Our working capital at April 30, 2010 was $77,728 as compared to $75,984 at October 31, 2009 an increase of $1,744. Our cash position decreased by $569 during the current period. We increased our short term debt by $15,398 and repaid $593 in existing debt. We had current liabilities of $78,560 at April 30, 2010. We utilized $302 in cash from operations, compared to generating $1,055 in cash from operations for the quarter ended April 30, 2009, an overall decrease of $1,357 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $117,225 at April 30, 2010, an increase of $12,260 from October 31, 2009 or 12%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended April 30, 2010 increased 23% over the comparable three month period in 2009.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2010 was 95 days, a decrease of 9 days, or 9%, from the 104 days that we reported for the period ended April 30, 2009.

See note 10 to our Consolidated Financial Statements for information on the Company’s long term debt.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2010
Long - Term Debt	$5,727	$1,192
Capital Leases	6,882	2,685
Operating Leases	3,742	2,948
Purchase Obligations	44,723	13,425
Employment/Consultant Contracts	8,061	4,342
Total	$69,135	$24,592

Our cash balance at April 30, 2010 totaled $16,426 as compared to $16,995 at October 31, 2009.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2010.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Note 7 to our consolidated financial statements for a discussion of new authoritative pronouncements.

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

We do have exposure to both rising and falling interest rates. At April 30, 2010, advances of approximately $27,850 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at April 30, 2010 was approximately $119 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $18.

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

Date: June 4, 2010