Form 10-Q
period 2010-07-31
BIO REFERENCE LABORATORIES INC
filed 2010-09-03
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,826,204 shares of Common Stock ($.01 par value) at September 3, 2010.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

July 31, 2010

I N D E X

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	July 31,	October 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$17,349	$16,995
Accounts Receivable - Net	123,762	104,995
Inventory	6,048	4,148
Other Current Assets	2,259	1,879
Deferred Tax Assets	16,262	12,456
TOTAL CURRENT ASSETS	165,680	140,473

PROPERTY AND EQUIPMENT - AT COST	61,850	53,645
LESS: Accumulated Depreciation	(27,787)	(25,885)
PROPERTY AND EQUIPMENT - NET	34,063	27,760

OTHER ASSETS:
Deposits	1,416	630
Goodwill - Net	21,876	21,386
Intangible Assets - Net	8,578	4,588
Other Assets	1,507	1,373
Deferred Tax Asset	544	1,180

TOTAL OTHER ASSETS	33,921	29,157

TOTAL ASSETS	$233,664	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2010	2009
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$34,061	$30,570
Accrued Salaries and Commissions Payable	8,290	8,758
Accrued Taxes and Expenses	5,544	9,108
Revolving Note Payable - Bank	30,625	12,452
Current Maturities of Long-Term Debt	1,210	1,192
Capital Lease Obligations - Short-Term Portion	2,349	2,409
TOTAL CURRENT LIABILITIES	82,079	64,489

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	3,564	3,843
Long - Term Debt - Net of Current Portion	3,625	4,535
Other Long Term Acquisition Payable	750	—
TOTAL LONG-TERM LIABILITIES	7,939	8,378

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,818,204 and 27,694,876 at July 31, 2010 and at October 31, 2009, respectively	278	276

Additional Paid-In Capital	44,397	43,080
Retained Earnings	98,971	81,167

TOTAL SHAREHOLDERS’ EQUITY	143,646	124,523
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$233,664	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2010	2009	2010	2009

NET REVENUES:	$121,719	$97,424	$331,428	$260,342

COST OF SERVICES:
Depreciation and Amortization	2,223	1,842	6,201	5,288
Employee Related Expenses	26,386	22,478	76,435	61,931
Reagents and Laboratory Supplies	20,821	14,824	55,875	41,478
Other Cost of Services	10,659	9,019	30,110	24,393
TOTAL COST OF SERVICES	60,089	48,163	168,621	133,090

GROSS PROFIT ON REVENUES	61,630	49,261	162,807	127,252

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	824	636	2,279	1,827
General and Administrative Expenses	29,677	22,854	82,054	63,248
Bad Debt Expense	16,188	13,793	45,221	36,872
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	46,689	37,283	129,554	101,947

INCOME FROM OPERATIONS	14,941	11,978	33,253	25,305

OTHER (INCOME) EXPENSE:
Interest Expense	403	351	1,115	1,208
Interest Income	(40)	(44)	(108)	(136)
Other (Income) Expense	—	—	—	(1,600)
TOTAL OTHER EXPENSES (INCOME) - NET	363	307	1,007	(528)

INCOME BEFORE INCOME TAXES	14,578	11,671	32,246	25,833
Provision for Income Taxes	6,565	5,232	14,442	11,166

NET INCOME	$8,013	$6,439	$17,804	$14,667

NET INCOME PER COMMON SHARE - BASIC:	$0.29	$0.23	$0.64	$0.53
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,815,204	27,627,516	27,767,264	27,598,728

NET INCOME PER COMMON SHARE - DILUTED:	$0.29	$0.23	$0.63	$0.53
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,098,319	27,923,176	28,098,319	27,845,658

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Nine months ended
	July 31,
	2010	2009
OPERATING ACTIVITIES:
Net Income	$17,804	$14,667
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	8,480	7,115
Deferred Income Tax (Benefit) Expense	(3,170)	(2,683)
Stock Based Compensation	290	40
(Gain) Loss on Disposal of Fixed Assets	292	197
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(26,369)	(12,563)
Provision for Doubtful Accounts	7,602	5,441
Inventory	(1,900)	(352)
Other Current Assets	(380)	(127)
Other Assets	(134)	(126)
Deposits	(786)	(127)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,773	743

NET CASH - OPERATING ACTIVITIES	3,502	12,225

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(12,348)	(5,289)
Business Acquisitions and Related Costs	(1,917)	(2,059)

NET CASH - INVESTING ACTIVITIES	(14,265)	(7,348)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(892)	(882)
Payments of Capital Lease Obligations	(2,056)	(1,917)
Increase (Decrease) in Revolving Line of Credit	13,433	(341)
Proceeds from Exercise of Options	632	445

NET CASH - FINANCING ACTIVITIES	11,117	(2,695)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	354	2,182

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	16,995	12,696

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$17,349	$14,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,067	$1,245
Income Taxes	$19,246	$14,405

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the nine month periods ended July 31, 2010 and July 31, 2009 the Company entered into capital leases totaling $1,717 and $1,573 respectively.

During the nine month periods ended July 31, 2010 and July 31, 2009, the Company wrote-off approximately $5,920 and $934 of furniture and equipment that were fully depreciated.

During the nine month periods ended July 31, 2010 and July 31, 2009 the Company wrote-off approximately $-0- and $300 of intangible assets that were fully amortized.

During the nine month periods ended July 31, 2010 and July 31, 2009 the Company recorded approximately $290 and $40 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

During the nine month periods ended July 31, 2010 the Company financed the acquisition of certain assets of Lenetix for $5,490.  See Note 12 for additional information regarding this acquisition.

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

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	7/31/2010	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$1,507	—	$1,507	—

As of July 31, 2010, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

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

	Three Months Ended		Nine Months Ended
	July 31		July 31
	[Unaudited]		[Unaudited]
	2010	2009	2010	2009

Medicare/Medicaid	$73,920	$67,030	$208,114	$180,797
Other	302,021	222,429	818,971	581,291
	$375,941	$289,459	$1,027,085	$762,088

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

	[Unaudited]
	July 31, 2010	October 31, 2009

Contractual Credits/Discounts	$170,229	$130,974
Doubtful Accounts	33,649	26,047
Total Allowance	$203,878	$157,021

[7] On 1/21/2010 FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by Financial Accounting Standards Board (“FASB”) ASC 820. The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  This update is not expected to have a material impact on the Company’s financial statements.

On 7/21/2010 FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update requires companies to improve their disclosures about the credit quality of their financing receivables and the credit reserves held against them.  The amendments in this Update affect all entities with financing receivables, excluding short-term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  This update is effective as of the end of interim or annual reports for the periods ending after December 15, 2010.  This update is not expected to have a material impact on the Company’s financial statements.

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

[9] The following disclosures present certain information on the Company’s intangible assets as of July 31, 2010 (Unaudited) and October 31, 2009. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

July 31, 2010
(Unaudited)	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,084	$2,489
Covenants Not-to-Compete	5	4,305	3,248	1,057
Patents and Licenses	17	5,296	264	5,032

Totals		$14,174	$5,596	$8,578

October 31, 2009	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,902	$2,671
Covenants Not-to-Compete	5	4,205	2,610	1,595
Patents and Licenses	17	457	135	322

Totals		$9,235	$4,647	$4,588

The aggregate intangible amortization expense for the three months ended July 31, 2010 and 2009 was $364 and $281, respectively, and for the nine months ended July 31, 2010 and 2009 was $949 and $848, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2010 and thereafter is as follows:

Year Ended	Amortization
October 31,	Expense
2010	$348
2011	1,336
2012	559
2013	557
2014	544
Thereafter	5,234
Total	$8,578

[10] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2010, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2010, the Company utilized $30,625 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a nine year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of July 31, 2010 is approximately $1,875.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of July 31, 2010 is approximately $2,961.

[11] The provision for income taxes for the three months ended July 31, 2010 consists of a current tax provision of $7,242 and a deferred tax benefit of $676.  The provision for income taxes for the nine months ended July 31, 2010 consists of a current tax provision of $17,278 and a deferred tax benefit of $2,836.  The provision for income taxes for the three months ended July 31, 2009, consists of a current tax provision of $6,701 and a deferred tax benefit of $1,469. The provision for income taxes for the nine months ended July 31, 2009, consists of a current tax provision of $14,047 and a deferred tax benefit of $2,881.  On July 31, 2009, the Company had a current deferred tax asset of $9,951 included in other current assets and a long-term deferred tax asset of $1,275 included in other assets.  On July 31, 2010 the Company had a current deferred tax asset of $16,262 and a long-term deferred tax asset of $544 included in other assets.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health in 2000.  Over the next nine years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It is the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. During the past year, GeneDx introduced GenomeDx, a new test based on Comparative Genomic Hybridization Array technology, a high-speed, chip-based technology, that has allowed GeneDx to move to the forefront of an emerging technology platform. The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs several genetic counselors to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx’s revenues and profits were increasing at an accelerating rate. This increase has continued through the first two quarters of fiscal 2010.  During the third quarter of fiscal 2010, the Company acquired operating assets of Lenetix, a clinical testing laboratory located in Mineola, New York.

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

(Dollars in Thousands except Per Share Data)

(Unaudited)

Nine Months Ended

July 31,

	2010	2009 Pro Forma	2009
Net Revenues	$331,428	$260,342	$260,342
Total Cost of Services	$168,621	$133,090	$133,090
Gross Profit on Revenues	$162,807	$127,252	$127,252
General and Administrative Expenses	$129,554	$101,947	$101,947
Operating Income	$33,253	$25,305	$25,305
Other Expense, Net	$1,007	$1,072	$(528)
Income Before Taxes	$32,246	$24,233	$25,833
Taxes	$14,442	$10,475	$11,166
Net Income	$17,804	$13,758	$14,667
Income Per Share	$0.64	$0.50	$0.53
Number of Shares	27,767,264	27,598,728	27,598,728
Income Per Share (Diluted)	$0.63	$0.49	$0.53
Number of Shares (Diluted)	28,098,319	27,845,658	27,845,658

OPERATING RESULTS (In Thousands)

COMPARISON OF THIRD QUARTER 2010 VS THIRD QUARTER 2009

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended July 31, 2009 were $97,424 as compared to $121,719 for the three month period ended July 31, 2010; which represents a 25% increase in net revenues. This increase is due to a 17% increase in patient counts and an increase in revenue per patient of 7% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended July 31, 2010 was 1,460 which was 17% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2009 was $77.61 compared to net revenue per patient of $82.70 for the three month period ended July 31, 2010, an increase of $5.09 or 7%.

COST OF SERVICES:

Cost of Services increased from $48,163 for the three month period ended July 31, 2009 to $60,089 for the three month period ended July 31, 2010, an increase of $11,926 or 25%.  This increase in Cost of Services is basically in line with the increase in sales.  However, technical and professional salaries increased on average approximately 33%.  Most of this increase was attributable to molecular and genetic testing.

GROSS PROFITS:

Gross profits increased from $49,261 for the three month period ended July 31, 2009 to $61,630 for the three month period ended July 31, 2010, an increase of $12,369 or 25%.  Gross profit margin remained unchanged at 51%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 2009 were $37,283 as compared to $46,689 for the quarter ended July 31, 2010, an increase of $9,406 or 25%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $403 during the three month period ending July 31, 2010 from $351 during the three month period ended July 31, 2009. This increase is due to an increase in PNC Bank’s credit line utilization.

INCOME:

We realized net income of $8,013 for the three month period ended July 31, 2010, as compared to $6,439 for the three month period ended July 31, 2009, an increase of $1,574 or 24%.  Pre-tax income for the period ended July 31, 2010 was $14,578, compared to $11,671 for the three month period ended July 31, 2009, an increase of $2,907 or 25%.  The provision for income taxes increased from $5,232 for the three month period ended July 31, 2009 to $6,565 for the period ended July 31, 2010.

NINE MONTHS 2010 COMPARED TO NINE MONTHS 2009

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2009 were $260,342 as compared to $331,428 for the nine month period ended July 31, 2010; this represents a 27% increase in net revenues. This increase is due to a 22% increase in patient counts and an increase in revenue per patient of 4%.

The number of patients serviced during the nine month period ended July 31, 2010 was 4,072 which was 22% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2009 was $77.37, compared to net revenue per patient for the nine month period ended July 31, 2010 of $80.73, an increase of $3.36 or 4%.

COST OF SERVICES:

Cost of Services increased to $168,621 for the nine month period ended July 31, 2010 from $133,090 for the nine month period ended July 31, 2009. This represents a 27% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.  However, technical and professional salaries increased on average approximately 35%.  Most of this increase was attributable to molecular and genetic testing.

GROSS PROFITS:

Gross profits on net revenues increased to $162,807 for the nine month period ended July 31, 2010 from $127,252 for the nine month period ended July 31, 2009; an increase of $35,555 (28%). Gross profit margins remained constant between comparable periods at 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2009 were $101,947 as compared to $129,554 for the nine month period ended July 31, 2010.  This represents an increase of $27,607 or 27%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $1,115 during the nine month period ending July 31, 2010 as compared to $1,208 during the nine month period ending July 31, 2009, a decrease of $93.  This decrease is due to a decrease in PNC Bank’s prime rate to 3.25%. Management believes that this trend will continue in the short-term due to the bank’s lower prime rate.

INCOME:

We realized net income of $17,804 for the nine month period ended July 31, 2010 as compared to $14,667 for the nine month period ended July 31, 2009, an increase of 21%. On a pro-forma basis (which excludes the restitution amount), the increase year over year would have been 29% not 21% as reported above.

Pre-tax income for the period ended July 31, 2010 was $32,246 as compared to $25,833 for the period ended July 31, 2009, an increase of $6,413 (25%). The provision for income taxes increased from $11,166 for the period ended July 31, 2009, to $14,442 (29%) for the current nine month period. Our tax rate increased from 43% to 45%.  However, on a pro-forma basis our pretax income for the period ended July 31, 2010 would have increased by $8,013 (33%). Our tax provision would have increased by $3,968 or 38%.

The most profound change attributable to the pro-forma basis computation would have been that our fully-diluted earnings per share (EPS) went from $.49 on the pro forma basis to $.63 under current operating results - a difference of $.14 per share, which is more reflective of our true operating results.

LIQUIDITY AND CAPITAL RESOURCES [In Thousands]:

Our working capital at July 31, 2010 was $83,601 as compared to $75,984 at October 31, 2009 an increase of $7,617. Our cash position decreased by $354 during the current period. We increased our short term debt by $18,173 and repaid $892 in existing debt. We had current liabilities of $82,079 at July 31, 2010. We generated $3,502 in cash from operations, compared to generating $12,225 in cash from operations for the quarter ended July 31, 2009, an overall decrease of $8,723 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $123,762 at July 31, 2010, an increase of $18,767 from October 31, 2009 or 18%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended July 31, 2010 increased 18% over the comparable three month period in 2009.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2010 was 94 days, a decrease of 1 day, or 1%, from the 95 days that we reported for the period ended July 31, 2009.

See note 10 to our Consolidated Financial Statements for information on the Company’s long term debt.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2010
Long - Term Debt	$5,727	$1,192
Capital Leases	6,882	2,685
Operating Leases	3,742	2,948
Purchase Obligations	44,723	13,425
Employment/Consultant Contracts	8,061	4,342
Total	$69,135	$24,592

Our cash balance at July 31, 2010 totaled $17,349 as compared to $16,995 at October 31, 2009.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2010.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 37% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2009, as well as elsewhere herein including:

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

failure to comply with the Federal Occupational Safety and Health Administration requirements and Needlestick Safety and Prevention Act.

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

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade market risk sensitive instruments. We also do not have any significant foreign operations or significant foreign sales so that our exposure to foreign currency exchange rate risk is minimal.

We do have exposure to both rising and falling interest rates. At July 31, 2010, advances of approximately $30,625 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at July 31, 2010 was approximately $124 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $29.

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

PART II - OTHER INFORMATION

Item 5.   Other Information.

See Exhibit 22.1 of Item 6 of this Part II.

Item 6.

EXHIBITS

22.1        Report regarding matters submitted to vote of security holders

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

Date: September 3, 2010