Form 10-K
period 2010-10-31
BIO REFERENCE LABORATORIES INC
filed 2011-01-14
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

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

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $575,000,000 based upon the last sale price for the Common Stock on April 30, 2010, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 8, 2011, there were 27,847,204 shares of Common Stock issued and outstanding

PART I

Special Note

Throughout this Annual Report on form 10-K the number of shares and the price per share have been adjusted to reflect the Company’s 2 for 1 stock split April 22, 2010.

Item. 1. - Business

Overview

We believe that we are the fourth largest full service laboratory in the United States and the largest independent regional laboratory in the Northeastern market.  We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.  We are primarily a clinical testing laboratory servicing physician offices with concentrations in the focused markets of esoteric testing, molecular diagnostics, anatomical pathology and correctional health care

We currently process nearly 4.6 million requisitions each year. A requisition form accompanies a patient specimen. It indicates the tests to be performed and the party to be invoiced for the tests. Our clients include doctors, employers, clinics and governmental units. We have a network of over 80 patient service centers for collection of patient specimens.

In 2006 we acquired GeneDx, a diagnostic genetic testing laboratory providing services to national and international customers. GeneDx specializes in testing for rare and complex genetic conditions through the use of DNA sequencing. In 2007 we introduced the first commercially available genome-wide oligonucleotide microarray analysis testing useful for the diagnosis of, among other conditions, developmental disorders.  In 2008, we were the first commercial laboratory in the world to offer NextGen (high speed computerized sequencing) to analyze multi-gene conditions.  These innovations have significantly grown GeneDx’s business. The success and growth of GeneDx can be attributed to both the unique nature of our testing and the highly experienced clinicians and researchers who run the business.

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

We also operate a web-based connectivity portal solution for laboratories and physicians through our CareEvolve subsidiary. We use this portal ourselves to provide laboratory ordering and results to our physician customers.  We also market and license this connectivity solution to other laboratories throughout the country.

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

Employer sponsored wellness programs;

Research and development in genomics.

Business Strategy

              We operate as a national oncology laboratory as GenPath.  Our innovative technology platform for sexually transmitted infections has enabled us to expand as a national laboratory in the area of Women’s Health.   GeneDx, our wholly owned subsidiary, is our genetics laboratory and is typically recognized as the leading national laboratory for testing of rare and ultra-rare genetic diseases.  We also operate as a full service regional clinical laboratory in the New York metropolitan super-regional area. We currently conduct business in most New York State counties, as well as in most of New Jersey and Maryland as well as some parts of Pennsylvania, Delaware and Connecticut. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area. Our expertise in cancer pathology and diagnostics as well as molecular diagnostics has enabled GenPath to grow as a national provider.  Our technology expertise has enabled our Women’s Health program to expand from a regional service offering to a national offering with specimens coming from throughout the contiguous 48 states. Together, these services are marketed as a business unit, called GenPath, which services customers outside of routine regional physician office markets. Through the acquisition of the operating assets of GeneDx, we have acquired expertise and credibility in the area of genetic diagnostic testing and we have leveraged that resource in the development of expanded genetic diagnostic testing. We have developed certain specialized markets, such as in the areas of correctional health, substance abuse testing, fertility testing and molecular diagnostics. Testing in these areas also may be supported outside of physician offices.

We have one of the largest regional marketing staffs of any laboratory in the country, With more than 200 sales representatives working for us, we have groups dedicated to the Metropolitan regional market, the Oncology market, the Women’s Health market, the Genetic testing market and the Correctional Health market.  We are currently building a new marketing group that will cross over into the genetics and women’s health groups to market to physicians who offer pre-natal testing.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased.  We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, seeks to combine laboratory data with these other data elements in order to provide actionable analytics that will help to improve the quality and efficiency of healthcare. We seek to continue our strong growth not only through our marketing organization, new technologies and superior service, but by providing value added analytics in conjunction with laboratory results.

Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. The principal components of our strategy to achieve our mission are as follows:

Capitalize on our position within the clinical market

Lead in the providing of medical information

Provide the highest quality service

Pursue strategic growth opportunities

Services

The laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 44% and esoteric testing generates approximately 56% of our net revenues. The net revenue generated by our GeneDx and our CareEvolve subsidiaries were 6.3% and 0.6% of total net revenue in fiscal 2010 and 5.7% and 0.7% in fiscal 2009, respectively as a percentage of total net revenue.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. We may consider an organization that has a contract with us, such as a clinic or governmental agency, both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients. During fiscal year 2010, no single client accounted for more than 10% of our net revenues.

The following table reflects the current estimates of the breakdown of net revenue by payor for the twelve months ended October 31, 2008, 2009, and 2010.

	October 31
	2010	2009	2008

Direct Patient Billing	3%	4%	4%
Commercial Insurance	53%	49%	47%
Professional Billing	20%	22%	23%
Medicare	22%	23%	24%
Medicaid	2%	2%	2%
	100%	100%	100%

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

Strategic Growth Opportunities

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. In September 2006, we acquired certain assets and liabilities of two Maryland laboratories, a pathology laboratory and a genetics laboratory for $1,500,000 and $10,000,000, respectively. The genetics laboratory purchase agreement contained certain operational targets, which, if achieved in the four years following the closing, could result in an increase in the purchase price from $10,000,000 to a maximum $17,000,000. During the recently completed fiscal year ended October 31, 2010, as well as for the fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007, the genetics laboratory achieved these targets, entitling the prior owners to receive $250,000 in cash and an additional 23,096 shares of our Common Stock with respect to the fiscal year ended October 31, 2010, and 23,096 shares of our Common Stock with respect to each of the fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007, as well as $1,917,000 in cash with respect to the fiscal years ended October 31, 2009, October 31, 2008 and October 31, 2007. These amounts have been accrued and are reflected in our financial statements. We retained the staffs of these laboratories and continue to operate at the same locations. We intend to develop further and expand both our core laboratory business and other products. This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

Insurance

We maintain professional liability insurance. See note 16 to our consolidated financial statements for additional information on our coverage. We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

Employees

              At October 31, 2010, we had 1,787 full-time and 637 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing and as drivers and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Risks Associated with Growth:

Over the last several years, we have experienced substantial growth and have expanded our operational capabilities. See Note 18 to our consolidated financial statements for information on our acquisitions.  This growth and expansion has placed, and will continue to place, a significant strain on our resources. We cannot assure that we will be able to successfully manage a continuation of the rate of growth similar to that which we have experienced in the past, should such growth occur.

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

Current federal laws governing federal healthcare programs, as well as some state laws, regulate certain aspects of the relationship between healthcare providers, including us, and their referral sources. The Federal Anti-Kickback Law and the Stark Law generally prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any monies in return for either making a referral for a service or item or purchasing, ordering or leasing a service or item, and prohibits physicians from making such referrals to entities in which they have an investment interest or with which they have a compensation arrangement. Exceptions to these laws are limited. Violations are punishable by disallowance of claims, civil monetary or criminal penalties and/or exclusion from Medicare. Government authorities (both federal and state) have become more aggressive in examining laboratory billing practices, and in seeking repayments and even penalties based on how the services were billed, regardless of whether the carriers had furnished clear guidance.

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

Uncertainties Related to Accounts Receivable

All of our services are rendered based upon a fee for services list. We assume the financial risk related to collection of these receivables such as:

Delays attendant to reimbursement by third party payors

Difficulties in gathering complete and accurate billing information

Inability to collect accounts

Long collection cycles

There have been times when our accounts receivable have increased at a greater rate than revenue growth and, therefore, have adversely affected our cash flows from operations. We have taken steps to implement systems and processing changes intended to improve billing procedures and related collection results. We believe that we have made progress by reorganizing our accounts receivable and billing functions and that our allowance for doubtful accounts is adequate. However, we cannot assure that our ongoing assessment of accounts receivable will not result in the need for additional provisions. Such additional provisions, if implemented, could have a material adverse effect on our operating results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2010.

Location	Purpose	Type of Occupance
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased
Houston, TX	Pathology Laboratory	Leased

We believe that each of these facilities as presently equipped has the production capacity for its currently foreseeable level of operations. We also lease additional relatively small draw stations throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3. - Legal Proceedings

At October 31, 2010 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. - REMOVED AND RESERVED

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities

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

	Bid Prices
Fiscal Year	High	Low
2010
First Quarter	20.44	15.44
Second Quarter	24.00	18.52
Third Quarter	24.66	15.42
Fourth Quarter	23.21	18.02

2009
First Quarter	13.95	9.18
Second Quarter	13.14	10.14
Third Quarter	16.95	12.06
Fourth Quarter	18.13	14.55

On January 4, 2011 the last sale price for the Common Stock on NASDAQ was $22.57 per share.

At October 31, 2010, the number of record owners of the Common Stock was 302. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 461,894 shares of our Common Stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $10.825 per share, the average closing price for the Common Stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. In December 2010, December 2009, December 2008 and December 2007, four installments, each of an additional 23,096 shares of our Common Stock were issued to the prior owners of GeneDx, as a result of GeneDx achieving certain operating results during the four annual measuring periods following the closing of the acquisition.

A restrictive legend was placed on the certificates for the 461,894 shares and each of the share installments and stop transfer instructions were issued against the shares. The sellers represented that they were acquiring the stock for investment and not with a view to distribution. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Act on the basis that the transaction did not involve a public offering.

Equity Compensation Plan Information

The information required under this item is disclosed in item 12 of this Annual Report on Form 10-K and is incorporated herein by reference.

Issuer Purchases of Equity Securities

On July 14, 2008 the Board of Directors authorized a repurchase of up to 2,000,000 shares of the Company’s Common Stock over the period ending October 31, 2010.  As of October 31, 2010, the Company had repurchased 39,400 shares at a cost of approximately $452,000. The shares were canceled upon repurchase.

Item 6. -  Selected Financial Data

	[In Thousands Except Per Share Data] 31-Oct
	2010	2009	2008	2007	2006
Operating Data:
Net Revenues	$458,024	$362,654	$301,071	$250,431	$193,134
Cost of Services	$232,252	$183,524	$153,831	$124,029	$96,079
Gross Profit	225,772	$179,130	$147,240	$126,402	$97,055
General and Administrative Expenses	$177,394	$140,808	$118,683	$101,345	$79,074
Income From Operations	$48,378	$38,322	$28,557	$25,057	$17,981
Other Expenses [Income] - Net	$1,415	$(267)	$1,866	$2,150	$1,239
Provision for Income Tax Expense	$20,582	$16,739	$11,074	$8,950	$5,451
Net Income	$26,381	$21,850	$15,617	$13,957	$11,291
Net Income Per Share	$0.95	$0.79	$0.57	$0.51	$0.43
Net Income Per Share - Diluted	$0.94	$0.78	$0.56	$0.51	$0.43
Balance Sheet Data:
Total Assets	$244,131	$197,390	$171,311	$154,574	$120,473
Total Long-Term Liabilities	$8,405	$8,378	$8,781	$9,557	$7,112
Total Liabilities	$91,743	$72,867	$69,771	$69,307	$51,694
Working Capital	$89,459	$75,984	$58,561	$48,747	$39,994
Shareholder’s Equity	$152,388	$124,523	$101,540	$85,267	$68,779
Other Data:
Net Cash - Operating Activities	$14,305	$24,366	$18,876	$5,897	$5,200
Net Cash - Investing Activities	$(18,411)	$(10,807)	$(9,901)	$(7,774)	$(4,676)
Net Cash - Financing Activities	$(5,790)	$(9,260)	$(8,176)	$4,820	$4,127

Item 7. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have  developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lays within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three US publicly traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and BioReference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products with a nationally recognized specialty provider in our focused areas of specialty or in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We have recently developed programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years. We are currently preparing to launch a comprehensive pre-natal program to leverage our presence in the women’s health environment and we will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory. As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health (“NIH”) in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It has been the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. In 2007, GeneDx introduced GenomeDx, a then new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. In 2008, GeneDx became the first commercial laboratory in the world to offer next generation (NextGen) sequencing (high-speed computer-based whole genome sequencing) and has since built up a comprehensive suite of cardiac arrhythmia panels, as well as other multi-gene testing panels, that have enhanced its reputation as a technology and service leader in the area of genetic testing.  The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs many genetic counselors and geneticists to help patients and referring physicians and geneticists understand the meaning of the test results.  Prior to the acquisition, GeneDx ‘s revenues and profits were increasing at an accelerating  rate. This increase has continued through fiscal 2010.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country that they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are typically not our competitors since they are outside our regional footprint.

We have also created our PSIMedica business unit that has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

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

(Figures in Thousands except Per Share Data)

	Fiscal Year Ended October 31,
	2010	2009 Pro Forma	2009
Net Revenues	$458,024	$362,654	$362,654
Cost of Services	232,252	183,524	183,524
Gross Profit on Revenues	225,772	179,130	179,130
General and Administrative Expenses	177,394	140,808	140,808
Operating Income	48,378	38,322	38,322
Other (Income) Expense, Net	1,415	1,333	(267)
Income Before Taxes	46,963	36,989	38,589
Taxes	20,582	16,045	16,739
Net Income	$26,381	20,944	21,850
Income Per Share (Basic)	$0.95	$0.76	$0.79
Number of Shares (Basic)	27,786	27,620	27,628
Income Per Share (Diluted)	$0.94	$0.75	$0.78
Number of Shares (Diluted)	28,038	27,864	27,872

Results of Operations (In thousands, except per patient data)

Fiscal Year 2010 Compared to 2009

NET REVENUES:

Net Revenues for the year ended October 31, 2010 were $458,024 as compared to $362,654 for the year ended October 31, 2009; this represents a 26% increase in net revenues. This increase is due to a 21% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $359,625 in fiscal 2009 and $454,308 in fiscal 2010.

The number of patients serviced during the year ended October 31, 2010 was 5,607, which was 21% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2010 was $81.03 compared to net revenue per patient for the year ended October 31, 2009 of $77.38, an increase of $3.65 or 5% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2010 was $232, 252 as compared to $183,524 for the year ended October 31, 2009, an increase of 27% as compared to a 26% increase in net revenues. Therefore, this increase is basically in line with the increase in net revenues.

GROSS PROFIT:

Gross profit on net revenues increased to $225,772 for the year ended October 31, 2010 from $179,130 for the year ended October 31, 2009; an increase of $46,642 (26%), primarily attributable to the increase in net revenues. Gross profit margins remained constant year over year at 49%

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2010 were $177,394 as compared to $140,808 for the year ended October 31, 2009, an increase of $36,586 or 26%.  This is basically in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased from $1,512 during the year ended October 31, 2009 to $1,566 during the year ended October 31, 2010; an increase of $54. This increase is due to an increase in utilization of the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the increase in utilization rates.

NET INCOME:

We realized net income of $26,381 for the twelve month period ended October 31, 2009 as compared to $21,850 for the twelve month period ended October 31, 2009, an increase of 21%.

Pre-tax income for the period ended October 31, 2010 was $46,963, as compared to $38,589 for the period ended October 31, 2009, an increase of $8,374(22%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $16,739 for the period ended October 31, 2009, to $20,582 for the current twelve month period.

The most profound change would have been that our fully-diluted earnings per share (EPS) went from $0.75 in fiscal 2009 under the pro forma basis (without taking into account the restitution agreement) to $0.94 in fiscal 2010 under the current operating results, a difference of $.19 per share, which is more reflective of our true operating results.

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

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $0.79 under then current operating results to $0.75 on a pro-forma basis, a difference of $.04 per share, which is more reflective of our true operating results.

Results of Operations (In thousands, except per patient data)

Liquidity and Capital Resources (Dollars in thousands)

For the Fiscal Year Ended October 31, 2010:

Our working capital at October 31, 2009 was approximately $89,459 as compared to approximately $75,984 at October 31, 2009, an increase of  $13,475. Our cash position increased by approximately $784 during the current period. We increased our short term borrowing by approximately $13,702 and repaid approximately $1,191 in existing debt. We had current liabilities of approximately $83,106 at October 31, 2010. We generated approximately $13,405 in cash from operations, a decrease of approximately $10,961 as compared to the year ended October 31, 2009.  This decrease is basically in line with an increase in our Accounts Receivable associated with an increase in revenues.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $129,122 at October 31, 2010, an increase of approximately $24,127 from October 31, 2009, or 23%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2010 increased 23% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	Years Ended October 31
	2010	2009	2008
Gross Revenues	$1,902,573	$1,423,287	$1,039,030
Contractual Adjustments and Discounts	1,444,549	1,060,633	737,959
Net Revenues	$458,024	$362,654	$301,071
Percent of Contractual Adjustments and Discounts To Gross Revenues	75.9%	74.5%	71.0%

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2010, 2009, and 2008. Between 2009 and 2010, contractual adjustments increased approximately 140 basis points.

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

	FY 2010
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$5,836	16%	$6,775	18%	$6,093	16%	$18,484	50%	$37,188	100%
Medicare	25,106	48%	9,504	18%	4,072	8%	13,385	26%	52,067	100%
Medicaid	5,025	27%	4,082	22%	3,155	17%	6,259	34%	18,521	100%
Pro Bill	13,683	56%	4,100	17%	548	2%	5,903	24%	24,234	100%
Comm. Ins	106,455	49%	33,057	15%	21,304	10%	56,757	26%	217,573	100%
Total	$156,105	45%	$57,518	16%	$35,172	10%	$100,788	29%	$349,583	100%

	FY 2009
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	$5,885	20%	$5,257	18%	$4,435	15%	$14,271	48%	$29,848	100%
Medicare	21,333	63%	5,992	18%	1,317	4%	4,994	15%	33,636	100%
Medicaid	5,098	24%	3,894	18%	3,964	19%	8,189	39%	21,145	100%
Pro Bill	12,125	56%	3,980	18%	1,665	8%	3,972	18%	21,742	100%
Comm. Ins	70,321	45%	26,787	17%	15,064	10%	42,513	27%	154,685	100%
Total	$114,762	44%	$45,910	18%	$26,445	10%	$73,939	28%	$261,056	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2009 and 2010 were 95 and 94, respectively, a decrease of approximately 1%. These changes are due to constant vigilance on the  part of management and internal changes to collection practices. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has increased to 29% as of October 31, 2010 as compared to 28% as of October 31, 2009.

See Note 5 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2010 and 2009 was approximately 3.25%.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2011	FY2012	FY 2013	FY 2014	FY 2015 and thereafter
Long-Term Debt	$4,536	$1,217	$1,243	$437	$466	$676
Capital Leases	$7,487	$2,812	$2,144	$1,410	$880	$241
Operating Leases	$11,786	$4,698	$2,361	$1,671	$1,538	$1,518
Purchase Obligations	$73,637	$17,322	$16,188	$15,447	$13,797	$10,883
Long-Term Liabilities under Employment and Consultant Contracts	$14,842	$4,068	$3,037	$2,942	$2,332	$2,463
Total	$104,289	$28,163	$23,576	$20,623	$17,781	$13,649

Our cash balances at October 31, 2010 totaled approximately $17,779 as compared to approximately $16,995 at October 31, 2009. We believe that our cash position, the anticipated cash generated from future operations, and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2011.

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

changes in federal, state, local and third party payor regulations or policies (or in the interpretation of current regulations) affecting governmental and third-party reimbursement for clinical laboratory testing (such as the decrease in Medicare reimbursement for Flow Cytometry testing at the beginning of calendar year 2005 described above under Risk Factors).

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

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or trade market risk sensitive instruments. We also do not have any material foreign operations or foreign sales so that our exposure to foreign currency exchange rate risk is practically non-existent.

We do have exposure to both rising and falling interest rates. At October 31, 2010, advances of approximately $26,154,194 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at October 31, 2010 was approximately $130,500 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $22,000.

See Note 5  to the Consolidated Financial Statements contained herein for information on the Company’s loans.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

Based on this assessment, management has determined that the Company’s internal control over financial reporting as of October 31, 2010 is effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. MSPC, Certified Public Accountants and Advisors, a Professional Corporation, an independent registered public accounting firm, has audited our internal control over financial reporting and, based on their audit, has expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of October 31, 2010.

Item 9B. -  Other Information

None.

PART III

Item 10.- Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position

Marc D. Grodman, M.D.	59	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	59	Executive Vice President, Chief Operating Officer and Director

Sam Singer	67	Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	61	Director

Harry Elias(a)(c)(e)	80	Director

Gary Lederman, Esq. (b)(c)(e)	76	Director

John Roglieri, M.D. (a)(d)(e)	71	Director

(a)                                  Member of the Audit Committee

(b)                                 Chairman of the Audit Committee

(c)                                  Member of the Compensation Committee

(d)                                 Chairman of the Compensation Committee

(e)                                  Member of Nominating Committee

The Audit Committee is comprised of the four non-employee members of the Board of Directors, Gary Lederman (Chairman), Joseph Benincasa, John Roglieri and Harry Elias. The Board of Directors deems each such individual as “independent” as defined by the rules of the National Association of Securities Dealers. The Audit Committee met four times during fiscal year 2010. The Audit Committee confers with the Company’s auditors and reviews, evaluates and advises the Board of Directors concerning the adequacy of the Company’s accounting systems, its financial reporting practices, the maintenance of its books and records and its internal controls. In addition, the Audit Committee reviews the scope of the audit of the Company’s financial statements and the results thereof. The Board of Directors has determined that Gary Lederman is qualified to serve as the Company’s “audit committee financial expert” as defined in Regulation S-K promulgated by the Securities and Exchange Commission.

The Compensation Committee is comprised of four non-employee members of the Board of Directors, John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The Compensation Committee met once during fiscal year 2010. The Compensation Committee reviews salaries, cash bonuses and compensation plans for the Company’s executive officers and eligible employees and makes recommendations concerning same to the Board of Directors.

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

Since January 2005, Dr. Grodman has been a member of the Board of Directors, and currently serves as Vice Chairman of the American Clinical Laboratory Association, an industry organization comprised of the largest and most significant commercial clinical laboratories in the United States. Other Board members include the chief executive officers of Quest Diagnostics and Laboratory Corporation of America.

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

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose term expires in fiscal 2012. Dr. Grodman and Mr. Dubinett are the Class I directors whose term expires in fiscal 2013.

Key Personnel and Consultants

The following key personnel and consultants make significant contributions to the Company’s operations.

James Weisberger, M.D. (Age 55) joined the Company in September 2003 as Vice President, Assistant Chief Medical Officer and Director of Hematopathology. He is currently employed as the Company’s Chief Medical Officer. Prior to joining the Company, he was Director of Hematopathology at IMPATH, Inc.  (1999-2003). He is board certified in internal medicine, anatomic and clinical pathology, and hematopathology. He has a New York State Department of Health Certificate of Qualification as a Laboratory Director. He is a Clinical Assistant Professor of Pathology at New York Medical College, Valhalla, New York. Prior to joining IMPATH,  he was an Assistant Professor of Medicine and Pathology at New York Medical College (1995-1999).  He has a B.S. degree from Stanford University (1977); an M.S. degree from Stanford University (1978); and an M.D. degree from the University of Pennsylvania (1983).

Charles T.  Todd, Jr.  (Age 59) is a Senior Vice President engaged in  Sales. Mr.  Todd was the founder and CEO of GenCare Biomedical Research Corporation (“GenCare”), a specialty oncology laboratory that was purchased by the Company in 1995.  He attended Seton Hall University from where he received a B.S. degree in Finance in 1974.

Richard Faherty (Age 64) serves as the Company’s Chief Information Officer and oversees the Company’s two informatics operations. Mr. Faherty provided custom programming and system analysis services to GenCare from 1987 until its acquisition by the Company in 1995. He became a consultant to the Company in 1995 in the information technology area and an employee in 1999. Mr. Faherty is a graduate of the University of Notre Dame (1968) and the Fordham Law School (1975).

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

John Compton, Ph.D., (Age 62) serves as Scientific Director and Co-President of GeneDx Inc., the operating assets of which were acquired by BioReference Laboratories in September 2006. He has 25 years experience in the development and application of molecular biological techniques to answer questions about genetics and epidermal differentiation, and has authored more than 60 publications in the field. He holds B.S. degrees in Physics and Biology from MIT, received his Ph.D. from the University of California, Berkeley in Biophysics, and did his post-doctoral training in protein-DNA interactions at the Baylor College of Medicine. Following six years as an independent investigator at the Jackson Laboratory, he joined the Laboratory of Skin Biology in the National Institute of Arthritis, Musculoskeletal and Skin Diseases at the NIH in 1991 where he was Staff Scientist in the Genetic Studies Section until 2000, when he and NIH colleague Sherri Bale formed GeneDx to develop and provide molecular genetic testing in rare hereditary disorders. In 2003 they were jointly awarded the Entrepreneur of the Year award by the Technology Council of Maryland. John is also in his eighth year as Mayor of the Town of Washington Grove, MD.

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to the Company pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934, or representations that no Forms 5 were required, we believe that with respect to fiscal 2010, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11 — Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the years ended October 31, 2008, 2009 and 2010 to our three executive officers and to our two other most highly compensated senior management employees during the period. All of our group life, health, hospitalization or medical reimbursement plans, if any, as well as our 401(k) plan, do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All
	Fiscal		Bonus	Stock	Option	Incentive Plan	Compensation	Other
Name and Principal Position	Year (b)	Salary ($) (c)	($)(d) (1)	Awards ($)(e)	Awards ($)(f)	Compensation ($)(g)(2)	Earnings ($)(h)	Compensation ($)(i)(3)	Total ($)(j)
Marc D. Grodman M.D. President and Chief Executive Officer	2008	$910,877	-0-	-0-	-0-	-0-	-0-	$101,424	$1,012,301
	2009	965,180	-0-	-0-	-0-	96,518	-0-	111,090	1,172,788
	2010	1,013,439	-0-	-0-	-0-	60,806	-0-	113,491	1,187,736
Howard Dubinett Executive Vice President and Chief Operating Officer	2008	$362,935	-0-	-0-	-0-	-0-	-0-	$40,070	$403,005
	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,070	459,638
	2010	400,496	-0-	-0-	-0-	24,030	-0-	42,014	466,540
Sam Singer Senior Vice President and Chief Financial Officer	2008	$362,935	-0-	-0-	-0-	-0-	-0-	$39,739	$402,674
	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,240	459,808
	2010	400,496	-0-	-0-	-0-	24,030	-0-	40,240	464,766
Richard Faherty Chief Information Officer	2008	$486,540	-0-	-0-	-0-	-0-	-0-	$139,962	$626,502
	2009	516,091	-0-	-0-	-0-	51,609	-0-	118,120	685,820
	2010	547,528	-0-	-0-	-0-	32,461	-0-	165,067	745,056
Charles T. Todd, Jr. Senior Vice President - Sales	2008	$505,237	-0-	-0-	-0-	-0-	-0-	$13,116	$518,353
	2009	540,000	-0-	-0-	-0-	54,000	-0-	9,247	603,247
	2010	594,000	-0-	-0-	-0-	34,830	-0-	11,515	640,345

(1) Under SEC disclosure rules, the term “bonus” does not include awards that are performance based. As a result of this definition, payments under our Incentive Bonus Plan for Senior Management are not considered “bonuses” and are reported under the column captioned “Non-Equity Incentive Plan Compensation”.

(2) The Senior Management Incentive Bonus Plan adopted by the Compensation Committee provided for bonuses as a percentage of salary to be paid to designated members of Senior Management (seventeen in total) to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. The amounts in column (g) reflect the cash awards to the named officers under the Senior Management Incentive Bonus Plan. No bonuses were earned under the Plan with respect to fiscal 2008.

(3) The amounts in column (i) All Other Compensation are detailed below.

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2008
Marc D. Grodman	$23,020	$8,404	$70,000	$-0-		$101,424
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	14,739	-0-	25,000	-0-		39,739
Richard Faherty	28,021	-0-	-0-	111,941	(b)	139,962
Charles Todd Jr.	9,937	3,179	-0-	-0-		13,116

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2009
Marc D. Grodman	$23,783	$17,307	$70,000	$-0-		$111,090
Howard Dubinett	15,070	-0-	25,000	-0-		40,070
Sam Singer	15,240	-0-	25,000	-0-		40,240
Richard Faherty	22,570	-0-	-0-	95,550	(b)	118,120
Charles Todd Jr.	9,247	-0-	-0-	-0-		9,247

Name	Personal Use of Company Leased Automobile	Personal Use of Company Airplane	Life Insurance Premium (a)	Other		Total

Fiscal Year 2010
Marc D. Grodman	$24,080	$19,411	$70,000	$-0-		$113,491
Howard Dubinett	17,014	-0-	25,000	-0-		42,014
Sam Singer	15,240	-0-	25,000	-0-		40,240
Richard Faherty	25,773	4,398	-0-	134,896	(b)	165,067
Charles Todd Jr.	5,584	5,931	-0-	-0-		11,515

(a) See “Split Dollar Life Insurance” herein

(b) Mr. Faherty rents an airplane to the Company (when the Company’s owned airplane is unavailable) for corporate flights. Such rentals totaled   $134,896 in fiscal 2010, $95,550 in fiscal 2009 and $71,108 in fiscal 2008. In addition, a separate corporation of which Mr. Faherty is the majority shareholder provided networking, data reporting and programming services to the Company in fiscal 2008 for which it received $40,833 in compensation.

Employment Agreements with Named Officers

On December 31, 2010, the Company executed an employment agreement with Dr. Grodman (the “New Contract”), employing him as President and Chief Executive Officer through October 31, 2017. The New Contract replaced Dr. Grodman’s employment agreement then in effect and due to expire on October 31, 2011 (the “Old Contract”). The New Contract is automatically renewable for one additional two year period subject to the right of either party to elect not to renew at least four months prior thereto. The New Contract provides Dr. Grodman with a minimum annual Base Compensation of $1,060,000 subject to annual percentage increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. The New Contract also provides Dr. Grodman with participation rights in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The New Contract contains provisions governing in the event of Dr. Grodman’s partial or total disability and provides for termination for “Cause” or in the event of Dr. Grodman’s death. In the event of Dr. Grodman’s death, unless his employment has been terminated for “Cause,” the Company will pay his estate a death benefit equal to 24 times his monthly Base Compensation in effect at the date of his death. Dr. Grodman has the right to terminate the New Contract in the event, among other occurrences, of a material change in his duties and responsibilities, a material relocation of the Company’s  principal executive offices or a material breach by the Company of the New Contract (including a material diminution of his Base Compensation). In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate the New Contract. In that event, he will be entitled to be paid a lump sum Severance Payment equal to 2.99 times the average of the annual compensation paid to him by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the Date of Termination, subject to the provisions of Section 409-A of the Internal Revenue Code. Dr. Grodman is also subject to certain non-competition restrictions (generally for one year) preventing him from competing with the Company after termination of his employment.

Pursuant to the New Contract, the Company agreed to transfer to an Insurance Trust (the “1999 Trust”) established by Dr. Grodman, an insurance policy (“Policy A”) owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 1”) among the Company, Dr. Grodman and the 1999 Trust, by paying a $1,202,411 bonus (the “Initial Bonus”) to Dr. Grodman, equal to the amount of the premiums paid by the Company on Policy A through the date of the New Contract. Split-Dollar Agreement No. 1 required the Company to pay the annual premiums on Policy A and provided that in the event of Dr. Grodman’s death while serving as a full time Company employee, the Company would receive that amount out of the policy death proceeds equal to its “interest in the policy” (i.e. the greater of the premiums it had paid on the policy or the policy cash value at the date of death) and the balance of the death proceeds would be paid to Dr. Grodman’s designated beneficiaries. Pursuant to the New Contract, Split-Dollar Agreement No. 1 was terminated and in a “book entry” transaction, the Initial Bonus was “paid” to Dr. Grodman who in turn “transferred” the Initial Bonus amount to the 1999 Trust which in turn “repaid” the Initial Bonus amount back to the Company. The Company then, in accordance with Split-Dollar Agreement No. 1, transferred ownership of Policy A to the 1999 Trust. To facilitate these transactions, the parties agreed that the actual monetary funds did not need to change hands but agreed to treat the transactions appropriately for tax and accounting purposes. The Company also agreed to pay bonuses to Dr. Grodman of $119,000 in 2011, $70,000 in 2012 and $70,000 in 2013 unless his employment was terminated for “Cause” prior to a payment. These three bonuses were equal in amount to the remaining premiums payable on Policy A. The Company will expense the Initial Bonus ratably over the term of the New Contract. If Dr. Grodman’s employment is terminated for “Cause”, he is obligated to pay back the unexpended portion of the Initial Bonus back to the Company.

The Company also agreed to obtain a second insurance policy, a second-to-die policy (“Policy B”) insuring the lives of Dr. Grodman and his wife. Policy B will be owned by the Company pursuant to a second Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 2”) to be executed in 2011 among the Company, Dr. Grodman and an Insurance Trust (the “2011 Trust”) to be established by Dr. Grodman. Policy B will provide for seven years of annual premiums of approximately $200,000 each, to be paid by the Company unless Dr. Grodman’s employment is terminated for “Cause.” At Dr. Grodman’s death, if his wife survives him, or in the event his employment is terminated for “Cause”,  Dr. Grodman’s estate or Dr. Grodman, as the case may be, will cause the premiums paid by the Company under Policy B up to said date, to be paid back to the Company and the Company will transfer ownership of Policy B to Dr. Grodman’s estate, or to Dr. Grodman, as the case may be. If Dr. Grodman survives his wife, and assuming his employment has not been terminated for “Cause,” at his death, the Company will be paid the greater of the premiums it paid on Policy B or the Policy B cash value out of the death proceeds and Dr.Grodman’s estate will be paid the balance of the death proceeds, provided, however, that if Dr. Grodman survives his wife and assuming his employment has not been terminated for “Cause,” at his wife’s death, Dr Grodman or his designee shall have the option, exercisable within 90 days of her death, to purchase Policy B from the Company for the greater of the premiums paid or the cash value at the date of her death.

Mr. Dubinett serves as Executive Vice President and Chief Operating Officer pursuant to an employment agreement which has been extended through October 31, 2011.  Mr. Dubinett’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Dubinett’s minimum annual base compensation for fiscal 2010 as determined by the Compensation Committee is $400,496. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Dubinett’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split Dollar Life Insurance” herein as to the Endorsement Split Dollar Life Insurance Agreement between the Company and Mr. Dubinett.

Mr. Singer serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement which has been extended through January 31, 2012.   Mr. Singer’s minimum annual compensation under the extended agreement is equal to his annual compensation in fiscal 2002 and is subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Singer’s minimum annual base compensation for fiscal 2010 as determined by the Compensation Committee is $400,496. The agreement provides for (i) the leasing of an automobile for his use; (ii) participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Singer’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code. See “Split-Dollar Life Insurance” herein as to the Endorsement Split-Dollar Life Insurance Agreement between the Company and Mr. Singer.

Mr. Faherty serves as Chief Information Officer and Director of Information Services pursuant to an employment agreement currently due to expire on October 31, 2014. Mr. Faherty’s initial Base Compensation of $400,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Faherty’s use; (ii) participation in fringe benefit and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Faherty’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code.

Mr. Todd serves as a Senior Vice President in Sales pursuant to an Employment Agreement currently due to expire on October 31, 2014.   Mr. Todd’s initial Base Compensation of $350,000 in fiscal 2005 is subject to increases based upon management’s evaluation of his and the Company’s performance and is also subject to increases based on increases in the Consumer Price Index. The agreement provides for (i) the leasing of an automobile for Mr. Todd’s use; (ii) participation in fringe benefits and bonus plans available to the Company’s employees; (iii) disability benefits; (iv) certain termination benefits; and (v) in the event of termination due to a Change in Control of the Company, a Severance Payment equal to 2.99 times Mr. Todd’s average annual compensation during the preceding five years, subject to the provisions of Section 409-A of the Internal Revenue Code.

Potential Payments Upon Termination or Change in Control as of October 31, 2010.

The following table sets out the payments that could be paid to each of our three executive officers and to our two other most highly compensated senior management employees upon termination of employment due to death, disability, for Good Reason or a Change in Control, in each case occurring as of October 31, 2010.

Fiscal Year 2010 Employee	Disability (a)	Good Reason (b)	Death (c)	Change in Control (d)
Marc D. Grodman M.D.	$1,520,159	$1,013,439	$7,473,000	$2,890,957
Howard Dubinett	400,496	400,496	1,379,250	1,096,415
Sam Singer	400,496	500,620	805,250	1,106,539
Richard Faherty	547,528	2,190,112	273,764	1,451,651
Charles Todd, Jr.	594,000	2,376,000	297,000	1,350,861

(a) Dr. Grodman’s employment agreement entitles him to monthly compensation at his then current Base Compensation for 18 months in the event of his Total Disability. The employment agreement of each of the other employees listed in the table entitles the employee to monthly compensation at his then current Base Compensation for twelve months in the event of his Total Disability.

(b) “Good Reason” entitling the employee to voluntarily terminate his employment agreement includes assignment of duties inconsistent with his current duties, reduction of his Base Compensation, relocation of the Company’s principal executive offices to a location more than 50 miles from the current location and other breaches by the Company of the employment agreement. In the event of his voluntary termination for “Good Reason”, each of the employees listed in the table is entitled to be paid his monthly Base Compensation until completion of his current Employment Period which is as follows: Dr. Grodman — until October 31, 2012; Mr. Dubinett — until October 31, 2011; Mr. Singer — until January 31, 2012; and Messrs. Faherty and Todd — until October 31, 2014.

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

See “Employment Agreements with Named Officers” as to an employment agreement between the Company and Dr. Grodman executed on December 31, 2010, superseding the employment agreement than in effect and extending Dr. Grodman’s employment until October 31, 2017.

Split-Dollar Life Insurance

Pursuant to the terms of their 1997 employment agreements, the Company had established split-dollar life insurance programs for each of its three Executive Officers. As a result of the passage of the Sarbanes Oxley Act of 2002 (signed into law on July 30, 2002), these three programs were modified. Pursuant to the modification, each of the three Executive Officers assigned ownership of his policies to the Company and new policies were issued to replace the prior policies with annual premiums under the new policies ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies) being equal to the premiums paid under the replaced policies. The Company has now executed new “Endorsement Split-Dollar Life Insurance Agreements” with each of its three Executive Officers. Pursuant to the new agreements, the Company has agreed to continue to pay the annual premium on the policy on each officer’s life during the period of his full-time employment by the Company. The Company is the sole owner of the policy and of its net cash surrender value, and in the event of the officer’s death while serving as a full-time employee of the Company, the Company will be entitled to receive that amount of the death proceeds equal to its interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the officer to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the officer’s designated beneficiaries. The premiums paid by the Company on the current policies and the prior policies aggregated approximately $1,782,000 and $1,662,000 at October 31, 2010 and October 31, 2009, respectively. At those dates, the net cash surrender value of the three current policies aggregated approximately $1,523,000 and $1,373,000, respectively and is recorded on the books of the Company at these values.

See “Employment Agreements with Named Officers” as to the transfer of the split-dollar insurance policy on Dr. Grodman’s life, owned by the Company, to Dr Grodman’s insurance trust and as to the purchase by the Company of a new split-dollar second-to-die insurance policy on the lives of Dr. Grodman and his wife.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our Three Named Executive Officers (and the Two Other Named Most Highly Compensated Senior Management Employees)  in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our three Named Executive Officers or the two other named most highly compensated senior management employees in fiscal 2010.

Option Exercises and Stock Vested

At October 31, 2009 and at October 31, 2010, there were no outstanding options held by our three executive officers, the two other named most highly compensated senior management employees or any of our directors.

During Fiscal 2010 no options were exercised by any member of the Board of Directors.

DIRECTOR COMPENSATION

During fiscal 2010, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $16,250. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee were each compensated for serving as a Committee Chairman with an additional quarterly fee of $3,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 20010.

Fiscal Year 2009
Director Name:	Fees	Chairman Fees		Other	Total
Joseph Benincasa	$65,000	—		—	$65,000
Harry Elias	$65,000	—		—	$65,000
Gary Lederman (a)	$65,000	$15,000	(a)	—	$80,000
John Roglieri M.D (b)	$65,000	$15,000	(b)	—	$80,000

(a) Chairman of the Audit Committee

(b) Chairman of the Compensation Committee

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

In May 1997, the Company executed an employment agreement with Dr. Grodman which expired on October 31, 2004. Effective November 1, 2004, the Company executed a new seven year employment agreement with Dr. Grodman. On December 31, 2010, the Company executed a new employment agreement with Dr. Grodman expiring on October 31, 2017 and superseding the contract then in effect. The terms of the new employment agreement are described above. See “Employment Agreements with Named Officers.”

In May 1997, the Company also executed employment agreements with Messrs. Dubinett and Singer (each expiring on October 31, 2002). During fiscal 2002, the Compensation Committee authorized extensions of both Messrs. Dubinett and Singer’s contracts for two additional years, with the Company having the option to extend each agreement for two consecutive one-year periods in addition. In consideration for Messrs. Dubinett and Singer executing the extension agreements, the Company agreed that the base compensation during each extension year would not be less than the total cash compensation paid to such individual in fiscal 2002. The Company’s option to extend Mr. Dubinett and Mr. Singer’s employment agreements was further extended through fiscal 2011 for Mr. Dubinett and thorough March 15th, 2012 for Mr. Singer.

Executive Compensation Philosophy

In view of the fact that our three named executive officers own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance. In addition, to further incentivize our executive officers as well as certain other members of senior management, in 2005, we established a Senior Management Incentive Bonus Plan designed to assist in the Company’s profitability. Bonuses under the Plan are earned and paid only to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. Plan criteria were met with respect to fiscal 2007, 2009 and 2010 so that bonuses were earned and paid, but no bonuses were earned or paid under the Plan with respect to fiscal 2008 as the Plan’s targeted performances were not achieved.

Rationale for Current Employment Agreements with the Three Executive Officers

During the summer of calendar year 2004 with the knowledge that Dr. Grodman’s seven year employment agreement was due to expire in October 2004, the Compensation Committee commenced negotiations with Dr. Grodman for the terms of a new employment agreement. In the course of its negotiations, the Committee took into account among other factors as a barometer of Dr. Grodman’s performance as the Company’s chief executive officer, the substantial increase since 1997 in the Company’s net revenues, operating income and the market price of the Common Stock. Another factor taken into account by the Committee was the compensation being paid to the chief executive officers of a peer group of nine other publicly owned clinical testing laboratories including the two major companies in the industry, Quest Diagnostics, Inc. and Laboratory Corporation of America Holdings. The terms of Dr. Grodman’s “split-dollar” insurance arrangement with the Company and the fact that the proposed new employment agreement did not provide Dr. Grodman with additional equity compensation was also taken into account. After discussion, each of the three members of the Compensation Committee at the time (Dr. Roglieri, Mr. Elias and Mr. Lederman) concluded that the terms of the proposed new employment agreement were fair to and in the best interests of the Company and its stockholders and that the proposed compensation hereunder was not excessive.

The Compensation Committee determined that the base salaries paid with respect to fiscal 2010, and the terms of the extension agreements with Messrs. Dubinett and Singer, were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2010 compared with the corresponding period in fiscal 2009. Furthermore, the compensation paid to Messrs. Grodman, Dubinett and Singer for fiscal 2010 comports with the Compensation Committee’s perception of base compensation levels of principal executives employed by other companies, both public and private.

In December 2010, the Compensation Committee approved a new employment agreement (the “New Contract”) with Dr. Grodman ensuring that he would continue to serve as president of the Company through October 31, 2017.  The New Contract superseded the employment agreement then in effect and due to expire on October 31, 2011 (the “Old Contact”).  In negotiating Dr. Grodman’s New Contract, the Compensation Committee relied in part on executive compensation studies furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”). After taking into account the compensation paid to the chief executive officers of a peer group of publicly owned clinical laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory Corporation of America Holdings) and the chief executive officers of other similarly situated public companies as defined by revenues, industry and geography, CRI concluded that Dr. Grodman’s compensation package under the Old Contract was below (by over 20%) the comparable value delivered to the chief executive officers in the peer group and that Dr. Grodman’s compensation in its totality under the New Contract was within a reasonable comparable range.

Benefits

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2010, the members of the Company’s Compensation Committee were:

John Roglieri M.D. — Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2010 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state;

(A)      We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2010 with the Company’s Management, and

(B)        Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2010.

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

Name and Address of Beneficial Owner Directors and Executive Officers*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	2,777,800	10%
Howard Dubinett(3)	385,138	1%
Sam Singer(4)	52,532	**
Joseph Benincasa	0	0%
Harry Elias	0	0%
Gary Lederman(5)	30,400	**
John Roglieri(6)	12,800	**
Executive Officers and Directors as a group (seven persons) (2)(3)(4)(5)(6)	3,258,717	12%

Black Rock, Inc(7) 40 East 52nd Street New York, NY 10022	1,877,438	7%

*                The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**         Less than one (1%) percent.

(1)	Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)

Includes 2,323,466 shares owned directly. Also includes 347,934 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 106,400 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 454,334 shares.

(3)	Includes 385,138 shares owned directly.

(4)	Includes 34,332 shares owned directly, and 18,200 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 18,200 shares.

(5)	Includes 30,400 shares owned directly.

(6)	Includes 10,000 shares owned directly and 2,800 shares owned by Dr Roglieri’s wife Dr. Roglieri disclaims beneficial ownership of these 2,800 shares.

(7)

Black Rock, Inc. (“Black Rock”) is the beneficial owner of these 1,877,438 shares. In its Schedule 13G filing dated January 20, 2010 filed with the Securities and Exchange Commission, Black Rock stated that to the best of its knowledge, these 1,877,438 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2010 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price per Share of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	435,100	(1)	$ 8.51	828,520	(2)

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s  2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

Item 13. — Certain Relationships and Related Transactions, and Director Independence

No material transactions occurred between the Company and related parties during fiscal 2010.  See item 11 herein and footnote 7 to the consolidated financial statements.

Director Independence

The Company’s “independent” directors as independence is defined by Rule 4200(a)(15) of The NASDAQ Stock Market Rules are as follows:

Joseph Benincasa

Harry Elias

Gary Lederman

John Roglieri M.D.

They also comprise all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2010 and 2009. MSPC and its predecessor firm have been our auditors since 1988.

(1)          Audit Fees

MSPC billed us approximately $270,000 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2010 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $254,500 in billings for such services for the fiscal year ended October 31, 2009. In addition, MSPC billed us approximately $15,500 in fiscal 2010 for its audit of our 401(k) Plan for calendar year 2009 as compared to approximately $15,000 of such fees in fiscal 2009 with respect to calendar year 2008.

(2)           Audit-Related Fees

MSPC billed us approximately $11,400 for due diligence fees incurred in relation to acquisitions during fiscal 2010 and approximately $73,500 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

MSPC billed us approximately $64,000 for tax services for fiscal 2010 and approximately $70,100 for tax services for fiscal 2009.

(4)           All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2009 or fiscal 2008 other than for services described in Item 14 (1), (2) and (3) herein.

(5)          Pre-Approval Policies and Procedures

The engagement of MSPC to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15. — Exhibits and Financial Statement Schedules

(a)1.	Financial Statements

The following financial statements of the Company are included in Part II, Item 8

Incorporated by
Exhibit No.	Item	Reference to
3.1*	Amended and Restated Certificate of Incorporation dated November 15, 1989	(A)

3.1.1*	Amendment to Certificate of Incorporation dated October 4, 1991 (authorizing one-for-10 reverse stock split)	(B)

3.1.2*	Amendment to Certificate of Incorporation dated August 23, 1993 (authorizing one-for-three reverse stock split)	(C)

3.1.3*	Amendment to Certificate of Incorporation dated March 23, 1998 (creating Series A Senior Preferred Stock)	(F)

3.1.4*	Amendment to Certificate of Incorporation dated March 31, 1998 (creating Series A Junior Participating Preferred Stock)	(F)

3.1.5*	Amendment to Certificate of Incorporation dated September 22, 2003 (increasing authorized shares of Common Stock to 35,000,000 shares)	(J)

3.2*	By-laws	(D)

3.2.1*	Amendments to Article III, Sections 2 and 4 of the By-laws adopted June 1, 2005	(L)

4.1*	Form of Common Stock Certificate, $.01 par value	(M)

10.1*	Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004	(F)

10.1.1*	Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.1.2*	Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises	(M)

10.2*	Employment Agreement between the Company and Marc Grodman expiring in October 2011	(K)

10.2.1	Employment Agreement between the Company and Marc Grodman expiring October 31, 2017.	(Q)

10.3*	Employment Agreement between the Company and Howard Dubinett as in effect at October 31, 2001	(F)

10.3.1*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2002	(I)

10.3.2*	Extension to Employment Agreement between the Company and Howard Dubinett effective November 1, 2004.	(M)

10.3.3*	Amendment No. 3 to Employment Agreement between the Company and Howard Dubinett dated December 18, 2007.	(P)

10.4*	Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001	(F)

10.4.1*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002	(I)

10.4.2*	Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004	(M)

10.4.3*	Amendment No. 3 to Employment Agreement between the Company and Sam Singer dated December 18, 2007.	(P)

10.5*	Employment Agreement between the Company and Charles T. Todd, Jr. effective November 1, 2005.	(N)

10.6*	Employment Agreement between the Company and Scott Fein effective October 31, 2005.	(N)

10.7*	Employment Agreement between the Company and Richard L. Faherty effective November 1, 2005.	(N)

10.8*	The Company’s 1989 Stock Option Plan	(B)

10.8.1*	The Company’s 2000 Employee Incentive Stock Option Plan.	(G)

10.8.2*	The Company’s 2003 Employee Incentive Stock Option Plan.	(J)

10.9*	The Company’s 2008 Senior Management Incentive Bonus Plan.

10.9.1(R)	The Company’s 2009 Senior Management Incentive Bonus Plan

10.9.2	The Company’s 2010 Senior Management Incentive Bonus Plan

10.13*	Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association.	(M)

10.13.1*	Fourth Amendment as of October 31, 2006 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(O)

10.13.2*	Fifth Amendment as of October 31, 2007 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association	(P)

10.13.3*	Sixth Amendment as of May 12, 2008 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association

21	Subsidiaries of the Company

The following are the Company’s wholly-owned subsidiaries:

Name under which it
Conducts or
	Jurisdiction of Incorporation	Conducted Business
CareEvolve.com, Inc.	New Jersey	CareEvolve
BRLI No. 2 Acquisition Corp.	New Jersey	GeneDx
BRLI-GENPATH Diagnostics, Inc.	New Jersey	BRLI-GENPATH Diagnostics, Inc.
GENOME DIAGNOSTICS, Ltd.	Canada	GENOME DIAGNOSTICS, Ltd.

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

(Q)                               Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K (for December 31, 2010).

(R)                                Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated:	January 11, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 11, 2011

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 11, 2011

/S/ Sam Singer
Sam Singer
Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 11, 2011

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 11, 2011

/S/ Harry Elias
Harry Elias
Director
January 11, 2011

/S/ Gary Lederman
Gary Lederman
Director
January 11, 2011

/S/ John Roglieri
John Roglieri
Director
January 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2010.  We also have audited the Company’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

January 12, 2011

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2010	2009

CURRENT ASSETS:
Cash and Cash Equivalents	$17,779	$16,995
Accounts Receivable - Net	129,122	104,995
Inventory	6,193	4,148
Other Current Assets	2,820	1,879
Deferred Tax Assets	16,883	12,456
TOTAL CURRENT ASSETS	172,797	140,473

PROPERTY AND EQUIPMENT - AT COST	67,250	53,645
LESS: Accumulated Depreciation	(30,420)	(25,885)
PROPERTY AND EQUIPMENT - NET	36,830	27,760

OTHER ASSETS:
Deposits	1,389	630
Goodwill - Net	22,608	21,386
Intangible Assets - Net	8,226	4,588
Other Assets	1,523	1,373
Deferred Tax Assets	758	1,180
TOTAL OTHER ASSETS	34,504	29,157

TOTAL ASSETS	$244,131	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2010	2009

CURRENT LIABILITIES:
Accounts Payable	$36,972	$30,570
Accrued Salaries and Commissions Payable	9,769	8,758
Accrued Taxes and Expenses	6,685	9,108
Revolving Note Payable - Bank	26,154	12,452
Current Maturities of Long-Term Debt	1,217	1,192
Capital Lease Obligations - Short-Term Portion	2,541	2,409
TOTAL CURRENT LIABILITIES	83,338	64,489

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	4,336	3,843
Long Term Debt - Net of Current Portion	3,319	4,535
Other Long Term Acquisition Payable	750	—
TOTAL LONG-TERM LIABILITIES	8,405	8,378

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,847,204 and 27,694,876 at October 31, 2010 and at October 31, 2009, respectively	278	276

Additional Paid-In Capital	44,562	43,080

Retained Earnings	107,548	81,167

TOTAL SHAREHOLDERS’ EQUITY	152,388	124,523
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$244,131	$197,390

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

		Years Ended
		October 31,
	2010	2009	2008

NET REVENUES:	$458,024	$362,654	$301,071

COST OF SERVICES:
Depreciation and Amortization	8,653	7,244	5,962
Employee Related Expenses	104,519	84,582	71,545
Reagents and Lab Supplies	77,798	57,770	46,258
Other Cost of Services	41,282	33,928	30,066

TOTAL COST OF SERVICES	232,252	183,524	153,831

GROSS PROFIT ON REVENUES	225,772	179,130	147,240

General and Administrative Expenses:

Depreciation and Amortization	3,168	2,527	2,424
Other General and Administrative Expenses	111,983	86,763	75,946
Bad Debt Expense	62,243	51,518	40,313

TOTAL GENERAL AND ADMIN. EXPENSES	177,394	140,808	118,683

OPERATING INCOME	48,378	38,322	28,557

OTHER (INCOME) EXPENSES:

Interest Expense	1,566	1,512	2,135
Other (Income)		(1,600)	—
Interest (Income)	(151)	(179)	(269)

TOTAL OTHER EXPENSES - NET	1,415	(267)	1,866

INCOME BEFORE INCOME TAXES	46,963	38,589	26,691

Provision for Income Taxes	20,582	16,739	11,074

NET INCOME	$26,381	$21,850	$15,617

NET INCOME PER SHARE - BASIC:	$0.95	$0.79	$0.57
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,786,083	27,627,968	27,551,580

NET INCOME PER SHARE - DILUTED:	$0.94	$0.78	$0.56
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,038,304	27,872,234	27,932,690

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2007			27,497,268	$276	$41,297	$43,700	$(6)	$85,267

Amortization of Deferred Compensation							6	6
Exercise of Options - Employees			67,626	—	542			542
Stock Based Compensation			5,000	—	86			86
Stock Issued for Acquisition			23,096	—	474			474
Common Stock Repurchased and Canceled			(39,400)	—	(452)			(452)
Net Income						15,617		15,617

Balance on October 31, 2008			27,553,590	$276	$41,947	$59,317	—	$101,540

Fractional Share Adjustments			530	—	—			—
Exercise of Options - Employees			117,660	—	843			843
Stock Based Compensation			—	—	40			40
Stock Issued for Acquisition			23,096	—	250			250
Net Income						$21,850		21,850

Balance on October 31, 2009			27,694,876	$276	$43,080	$81,167	—	$124,523

Exercise of Options - Employees			117,800	2	795			797
Stock Based Compensation			11,432		290			290
Stock Issued for Acquisition			23,096		397			397
Net Income						$26,381		26,381

Balance on October 31, 2010			27,847,204	$278	$44,562	$107,548	—	$152,388

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net Income	$26,381	$21,850	$15,617
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	11,821	9,771	8,386
Amortization of Deferred Compensation	—	—	6
Deferred Income Taxes (Benefit)	(4,005)	(5,093)	(2,055)
Loss on Disposal of Property and Equipment	368	271	321
Stock - Based Compensation Expense	290	40	86
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(32,984)	(21,680)	(11,700)
Provision for Doubtful Accounts	8,857	10,403	4,000
Inventory	(2,045)	(417)	(611)
Other Current Assets	(941)	(108)	(328)
Other Assets	(150)	(149)	(170)
Deposits	(759)	(105)	(9)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	6,572	9,583	5,333

NET CASH - OPERATING ACTIVITIES	13,405	24,366	18,876

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(1,917)	(1,917)	(1,917)
Acquisition of Equipment and Leasehold Improvements	(16,494)	(8,749)	(7,824)
Acquisition of Intangible Assets	—	(141)	(160)

NET CASH - INVESTING ACTIVITIES	(18,411)	(10,807)	(9,901)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(1,191)	(1,177)	(1,016)
Payments of Capital Lease Obligations	(2,778)	(2,547)	(2,829)
Increase (Decrease) in Revolving Line of Credit	8,962	(6,379)	(4,421)
Proceeds from Exercise of Options	797	843	542
Common Stock Repurchased	—	—	(452)

NET CASH - FINANCING ACTIVITIES	5,790	(9,260)	(8,176)

NET INCREASE IN CASH AND CASH EQUIVALENTS	784	4,299	799

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$16,995	$12,696	$11,897

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$17,779	$16,995	$12,696

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,517	$1,554	$2,120
Income Taxes	$26,539	$21,277	$10,646

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share Data]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During the fiscal years ended October 31, 2010, October 31, 2009 and October 31, 2008 the genetics laboratory “GeneDx” achieved certain operating targets, entitling the prior owners to receive $250 in cash and 23,096 shares of our common stock valued at $482 with respect to fiscal year ended October 31, 2010, and $1,917 in cash, and an additional 23,096 shares of our common stock valued at $397 and $334 with respect to fiscal years ended October 31, 2009 and October 31, 2008 respectively. As of October 31, 2010, October 31, 2009 and October 31, 2008 these amounts have been recorded as an increase to Goodwill.  See note [18] for additional information.

During fiscal 2010, 2009 and 2008, the Company wrote-off approximately $6,352, $1,261 and $2,560 of property which was fully depreciated.

During fiscal 20010, 2009 and 2008 the Company wrote-off approximately $-0-, $300, $2,333 of intangible assets that were fully amortized.

During fiscal 2010, 2009, and 2008, the Company incurred capital lease obligations totaling approximately $3,403, $3,469, and $3,679 in connection with the acquisition of property and equipment.

During fiscal 2010 and 2009 the company recorded approximately $290 and $40 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

During fiscal 2010 the company financed the acquisition of certain assets of Lenetix Medical Screening Laboratory, Inc for $5,490.  See note [18] for additional information.

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

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2010.   All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $17,779 and $16,995 in cash and cash equivalents at October 31, 2010 and 2009, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $10,520, $8,644 and $7,249 for the years ended October 31, 2010, 2009 and 2008, respectively.

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

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period. No impairment loss was recognized in the years ended October 31, 2010, 2009 and 2008.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2010 and 2009, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,301, $1,127, and $1,137 for the years ended October 31, 2010, 2009 and 2008, respectively.  The balance sheet reflects accumulated amortization of $5,948, and $4,647 as of October 31, 2010, and 2009, respectively. During the 2010 fiscal year, the Company did not write off any intangible assets.  During the 2009 fiscal year, the Company wrote off approximately $300 of capitalized costs related to customer lists which were fully amortized.  During the 2008 fiscal year, the Company wrote off approximately $2,333 of capitalized costs related to covenants not to compete and employment agreements which were fully amortized.

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

	10/31/2010	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies (a component of Other Assets)	$1,523	—	$1,523	—

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

	October 31
	2010	2009	2008

Gross Revenues	$1,902,573	$1,423,287	$1,039,030

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	281,002	247,333	199,543
Other	1,163,547	813,300	538,416
Total Contractual Adjustments and Discounts	1,444,549	1,060,633	737,959

Net Revenues	$458,024	$362,654	$301,071

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

	October 31
	2010	2009

Contractual Credits/Discounts	$186,372	$130,974
Doubtful Accounts	34,904	26,047

Total Allowance	$221,276	$157,021

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2008 through 2010, no material amounts for interest and penalties have been recorded.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35. The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2010, 2009 and 2008.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $2,065, $1,387 and $1,092 for the years ended October 31, 2010, 2009 and 2008, respectively.

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

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2010	2009

Medical Equipment	$31,249	$24,241
Leasehold Improvements	12,859	9,279
Furniture, Fixtures and Office Equipment	10,435	8,592
Automobiles and Aircraft	12,707	11,534

Sub Totals	67,250	53,645
Less Accumulated Depreciation	30,420	25,885

Totals — Net of Accumulated Depreciation	$36,830	$27,760

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2010	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,138	$2,435
Covenants Not-to-Compete	5	4,305	3,457	848
Patents and Licenses	17	5,297	354	4,943

Totals		$14,175	$5,949	$8,226

October 31, 2009	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$1,902	$2,671
Covenants Not-to-Compete	5	4,205	2,610	1,595
Patents and Licenses	17	457	135	322

Totals		$9,235	$4,647	$4,588

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2010 is as follows:

October 31,
2011	$1,336
2012	567
2013	558
2014	551
2015	526
Thereafter	4,688

Total	$8,226

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[5] Revolving Note Payable - Bank

In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At October 31, 2010, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2010, the Company utilized $26,154 of the available credit under this revolving note payable loan agreement.

[6] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of October 31, 2010 is approximately $1,667.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of approximately $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum. The balance on this note as of October 31, 2010 is approximately $2,869.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2010 is as follows:

Year Ended October 31,
2011	$1,217
2012	1,243
2013	437
2014	466
2015	497
Thereafter	676
Totals	$4,536

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[7] Related Party Transactions [Not in Thousands]

See Item 11 — “Executive Compensation” as to rentals paid by the Company to Richard Faherty, one of the Company’s five most highly compensated senior management employees for use of Mr. Faherty’s airplane in fiscal 2010, 2009 and fiscal 2008 (when the Company’s owned airplane was unavailable) and for payments for networking, data reporting and programming services provided to the Company in such years by a separate corporation of which Mr. Faherty is the majority shareholder. Such aircraft rentals totaled $134,896 in fiscal 2010, $95,550 in fiscal 2009 and $71,108 in fiscal 2008 and networking, data reporting and programming services provided to the Company in fiscal 2010, fiscal 2009 and in fiscal 2008 totaled $-0-, $-0- and 40,833 in compensation respectively.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2010	2009	2008

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	9.77%	10.92%	8.46%
Permanent differences and Other	(0.94)%	(2.54)%	(1.97)%

Actual Rate	43.83%	43.38%	41.49%

The provision [benefit] for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2010	2009	2008

Current:
Federal	$17,201	$15,351	$9,657
State & Local	7,069	6,481	3,472

Deferred:
Federal	(2,618)	(3,503)	(1,315)
State and Local	(1,070)	(1,590)	(740)

Total Provision for Income Taxes	$20,582	$16,739	$11,074

At October 31, 2010 and 2009, the Company had a net deferred tax asset [liability] of approximately $17,641 and $13,636, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation, bad debts and certain accrued expenses and deferred costs. For fiscal years ended in 2010 and in 2009, the Company had no net operating loss carry-forwards available to reduce current year taxable income.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[8] Income Taxes - Continued

	October 31,
	2010	2009

Deferred Tax Asset:
Bad Debt Allowance	$15,358	$11,200
Property & Equipment	730	1,180
Accrued Expenses	1,553	1,256

Deferred Tax Asset - Net	17,641	$13,636

Current Deferred Tax Asset - Net	16,883	$12,456
Long Term Deferred Tax Asset - Net	758	1,180

Deferred Tax Asset — Net	$17,641	$13,636

During fiscal year ended October 31, 2010 the Company recorded a net deferred tax benefit of $3,688.  This reflects a net benefit of approximately $3,897 in allowance for bad debts, an expense of approximately $477 in property and equipment and other intangibles, and a benefit of approximately $268 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence, believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2010, fiscal 2006 through 2009 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of these examinations has not been determined.

[9] Capital Transactions

Throughout this annual report on form 10-K the number of shares and the price per share have been adjusted to reflect the company’s 2 for 1 stock split April 22, 2010.

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2010 and October 31, 2009.

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

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2010 the Company repurchased 39,400 (19,700 pre split) shares at a cost of $452.  The shares were canceled upon repurchase.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[B] Equity Transactions for Services — For the fiscal years ended in 2010 and 2009, the company issued 16,432 and 2,500 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2009	2008	2007

Income Available to Common Stockholders	$26,381	$21,850	$15,617
Weighted Average Common Shares Outstanding	27,786	27,628	27,552

Effect of Dilutive Securities:
Warrants/Options	252	244	381

Weighted Average Diluted Common Shares Outstanding	28,038	27,872	27,933

Net Income Per Share - Basic	$0.95	$0.79	$0.57
Net Income Per Share - Diluted	$0.94	$0.78	$0.56

For the year ended October 31, 2009 options to purchase 10,000 shares of the Company’s common stock at an exercise price of $17.50 per share were not included in the computation of diluted EPS. For the year ended October 31, 2008 options to purchase 5,000 shares of the Company’s common stock at an exercise price of $17.50 per share were not included in the computation of diluted EPS.  The exercise price of these options and warrants was greater than the average market price of the common shares and were considered anti-dilutive.

[11] Stock Options and Warrants

Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of incentive stock options to purchase up to a maximum aggregate 1,600,000 shares of Company common stock. The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date. No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2010, 2009 and 2008, -0-, -0- and 40,000 options were granted under the Plan, respectively. A total of 59,000, 72,060 and 59,626 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2010, 2009 and 2008, respectively.  A total of 12,000, 10,000 and 14,290 options were cancelled in fiscal years ended October 31, 2010, 2009 and 2008.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provides for the granting of incentive stock options to purchase an aggregate of 1,600,000 shares of the Company’s common stock at a price   not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option is granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must be at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, are eligible for the 2000 Plan.  The term of the options shall not exceed ten years from the date of grant.  In fiscal years ended October 31, 2010, 2009 and 2008, no options were granted under the Plan. A total of 58,800, 45,600 and 8,000 incentive stock options issued under the 2000 Plan were exercised in fiscal years ended in October 31, 2010, 2009 and 2008, respectively. A total of -0-, 110,000, and -0- options were cancelled in fiscal years ended October 31, 2010, 2009 and 2008, respectively.  Options issued under the 2000 Plan must have been granted before the August 2010 termination date.

These stock options are exercisable up to ten years from the date of grant.  The following is a summary of Employee Incentive Stock Option Plan transactions:

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[11] Stock Options and Warrants - Continued

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2007	522	$8.55
Granted	40	$17.50
Expired	(14)	9.06
Exercised	(60)	8.74
Outstanding and Eligible for Exercise at October 31, 2008*	488	$7.82
Granted	—	—
Expired	(10)	$9.13
Exercised	(72)	7.74
Outstanding and Eligible for Exercise at October 31, 2009*	406	$9.52
Granted	—	—
Expired	(12)	8.62
Exercised	(59)	8.88
Outstanding and Eligible for Exercise at October 31, 2010*	335	9.66

*Eligible for exercise at October 31, 2008 were 454 at a weighted average exercise price per share of $8.61

*Eligible for exercise at October 31, 2009 were 376 at a weighted average exercise price per share of $7.80

*Eligible for exercise at October 31, 2010 were 310 at a weighted average exercise price per share of $9.66

	2000 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2007	322	$4.40
Granted	—	—
Expired	—	—
Exercised	(8)	3.38
Outstanding and Eligible for Exercise at October 31, 2008	314	$4.43
Granted	—	—
Expired	(110)	3.35
Exercised	(46)	6.28
Outstanding and Eligible for Exercise at October 31, 2009	158	4.64
Granted	—	—
Expired	—	—
Exercised	(58)	4.63
Outstanding and Eligible for Exercise at October 31, 2010	100	4.64

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$2.11	to	$2.85	Per Share	22	2.67	2.76	22	2.76
$2.97	to	$3.41	Per Share	15	1.17	3.40	15	3.40
$3.60	to	$4.20	Per Share	34	2.55	3.94	34	3.94
$7.26	to	$7.81	Per Share	100	4.38	7.53	100	7.53
$8.00	to	$8.70	Per Share	15	3.47	8.66	15	8.66
$8.88	to	$10.73	Per Share	209	5.00	9.13	209	9.13
$17.50	to	$17.50	Per Share	40	7.08	17.50	15	17.50
				435			410

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[11] Stock Options and Warrants - Continued

The weighted average grant date fair value of incentive stock options under the 2003 plan granted during the years ended October 31, 2010, 2009 and 2008  was $-0-, $-0-, and $8.03 per share, respectively.  These options have weighted average remaining contractual lives of approximately 5 years.

Compensation cost recognized for the years ended October 31, 2010, October 31, 2009 and October 31, 2008 was $40 for each one of the years, with a related tax benefit of $-0- with respect to these options.

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreements range from three years and two months to four years and three months.  Effective October 31, 2010 these agreements are on an at-will basis.

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2010 through October 31, 2017.

At October 31, 2010, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants	Advisory Board
2011	$4,068	—
2012	3,037	—
2013	2,942	—
2014	2,332	—
2015	1,232	—
Thereafter	1,231	—

Total	$14,842	—

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into twenty three at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $25,502 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2015 as follows:

	October 31
	2010	2009
Medical Equipment	$4,924	$4,562
Furniture, Fixtures and Office Equipment	—	424
Automobiles	7,313	8,800

Totals	12,237	13,785
Less: Accumulated Depreciation	4,240	6,709

Net	$7,997	$7,076

Depreciation expense on assets under capital leases was approximately $2,364, $1,237, and $1,515 for the years ended October 31, 2010, 2009 and 2008, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,
2011	$2,812
2012	2,144
2013	1,410
2014	880
2015	241
Thereafter	—

Total	7,487

Less Interest:	610

Present Value of Minimum Lease Payments	$6,877

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2010 to 2015. Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2010, 2009 and 2008 was $7,285, $6,172 and $5,940, respectively.  There were no contingent rental amounts due through October 31, 2010.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2011	$4,338	$360
2012	2,061	300
2013	1,594	77
2014	1,524	14
2015	465	5
Thereafter	1,048	—

Totals	$11,030	$756

The Company has entered into several purchase agreements for reagent supplies through October, 2016.  Minimum purchase commitments as of October 31, 2010 are as follows:

October 31,

2011	$17,322
2012	16,188
2013	15,447
2014	13,797
2015	9,371
Thereafter	1,512

Totals	$73,637

Reagent supplies expensed under purchase agreements amount to $7,290, $7,477 and $13,164 for the years ended October 31, 2010, 2009 and 2008, respectively.

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $1,000 .  In addition, the Company maintains excess commercial insurance of $10,000 per occurrence and $10,000 in aggregate over the primary limits.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2010 and 2009, the Company had approximately $16,171 and $14,049 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

[B] Concentration of Credit Risk - Accounts Receivable - Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising the client base.  The Company does have significant receivable balances with government payors and various insurance carriers.  Generally, the Company does not require collateral or other security to support customer receivables.  However, the Company continually monitors and evaluates its client acceptance and collection procedures to minimize potential credit risks associated with its accounts receivable and establishes an allowance for uncollectible accounts and as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is not material to the financial statements.

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

[18] Acquisitions

In October 2006, the Company completed its acquisition of certain assets of GeneDx, Inc. (“GeneDx”), a Gaithersburg, Maryland genetics testing laboratory.  In connection with this acquisition the Registrant issued 230,947 shares of its unregistered common stock (the “Stock”) to GeneDx.  GeneDx  was a private company beneficially owned by two individuals who were unaffiliated with the Registrant at the time of the purchase. In addition to the Stock, the purchase price included a $5 million Cash Payment and the assumption by the Registrant of certain liabilities. The Sellers were also entitled receive an upside Contingent Payment, not to exceed $7 million, dependent upon future performance of GeneDx operations in the years following the acquisition. The 230,947 shares were valued for purposes of the purchase at $21.65 per share, the average closing price for the common stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement. The acquisition resulted in goodwill of $4,360 being recorded.

During the fiscal year ended October, 31, 2010 GeneDx achieved certain operating results entitling prior owners to receive $250 in cash and 23,096 shares of our common stock valued at $482.   During the fiscal years ended October 31, 2009 and October 31, 2008 the genetics laboratory also achieved certain operating targets, entitling the prior owners to receive $1,917 in cash and an additional 23,096 shares of our Common Stock for each one of these years.  For fiscal year ended October 31, 2008 and October 31, 2007 the stock was initially valued at $250 each.  Based on former FAS 141 requirements of valuing the contingent consideration at the time when the contingency has been resolved, the Company in fiscal 2008 recognized an additional contingent consideration cost of $224 for the value of shares issued to the prior owners of GeneDx.  This consists of $140 recognized for fiscal 2007 and $84 recognized for fiscal 2008.  Fiscal 2007 financial statements have not been restated for the $140 adjustment due to immateriality of the amount involved.   For fiscal year ended October 31, 2009 the stock was valued at valued at $397. As of October 31, 2010, October 31, 2009 and October 31, 2008 these amounts have been accrued and as an increase to Goodwill, subsequently recorded as an increase to Additional Paid-In Capital when the stock was issued.  In addition, the Company reclassified certain intangible assets previously reported as Costs Related to Acquisitions to Goodwill in accordance with promulgated accounting principles.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $14,145 in the aggregate.  Health insurance premium expense for the years ended October 31, 2010, 2009 and 2008 amounted to approximately $4,324, $2,327 and $1,836, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $14,347, $10,394 and $8,238 for the years ended October 31, 2010, 2009 and 2008, respectively.  During fiscal years ended October 31, 2010, 2009 and 2008, employee contributions of $2,720, $2,142 and $1,906 offset the above health plan costs.

[21] Employee Benefit Plan (Dollars Not In Thousands)

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $801,661 for 2010, $644,384 for 2009, and $457,544 for 2008.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

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

[23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Audited Fiscal Year
	1/31/10	4/30/10	7/31/10	10/31/10	2010

Net Revenues	$99,261	$110,447	$121,719	$126,596	$458,024
Gross Profit	$47,507	$53,668	$61,630	$62,966	$225,772
Net Income	$4,005	$5,787	$8,013	8,577	$26,381
Net Income Per Common Share:

Basic	$0.14	$0.21	$0.29	$0.31	$0.95
Diluted	$0.14	$0.21	$0.29	$0.31	$0.94

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,723	27,772	27,815	27,835	27,786

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,022	28,077	28,098	28,087	28,038

	Three Month Ended				Audited Fiscal Year
	1/31/09	4/30/09	7/31/09	10/31/09	2009

Net Revenues	$75,735	$87,183	$97,424	$102,312	$362,654
Gross Profit	$35,695	$42,297	$49,261	$51,877	$179,130
Net Income	$3,598	$4,630	$6,439	$7,183	$21,850
Net Income Per Common Share:

Basic	$.13	$0.17	$0.23	$0.26	$0.79
Diluted	$.13	$0.17	$0.23	$0.26	$0.78

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,570	27,598	27,628	27,668	27,618

Weighted Average Common Shares Outstanding - Diluted [in thousands]	27,820	27,823	27,923	27,958	27,864

	Three Month Ended				Audited Fiscal Year
	1/31/08	4/30/08	7/31/08	10/31/08	2008

Net Revenues	$66,879	$75,180	$77,776	$81,236	$301,071
Gross Profit	$31,651	$36,182	$38,606	$40,801	$147,240
Net Income	$2,208	$3,427	$4,737	$5,245	$15,617
Net Income Per Common Share:

Basic	$0.08	$0.12	$0.17	$0.19	$0.57
Diluted	$0.08	$0.12	$0.17	$0.19	$0.56

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,530	27,566	27,566	27,554	27,552

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,000	27,970	27,922	27,934	27,934

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

Our report on our audit of the basic consolidated financial statements of Bio-Reference Laboratories, Inc. and its subsidiaries appears earlier in this document.  That audit was conducted for the purpose of forming an opinion on the consolidated basic financial statements taken as a whole.  The supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s Rules and Regulations under the Securities Exchange Act of 1934 and is not otherwise a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic consolidated financial  statements, and in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 12, 2011

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2010, 2009 AND 2008

[In Thousands]

	(b)		(d)
(a) Description	Balance at the Beginning of a Period	(c) Charged to Cost and Expenses	Deductions Charged to Valuation Allowance Accounts	(e) Balance at the End of a Period
Year Ended October 31, 2010
Allowance for Doubtful Accounts	26,047	62,243	(53,386)	34,904
Contractual Credits/Discounts	130,974	1,444,549	(1,389,151)	186,372

Total Allowance	157,021	1,506,792	(1,442,537)	221,276

Year Ended October 31, 2009
Allowance for Doubtful Accounts	15,643	51,518	(41,114)	26,047
Contractual Credits/Discounts	78,042	1,060,633	(1,007,701)	130,974

Total Allowance	93,685	1,112,151	(1,048,815)	157,021

Year Ended October 31, 2008
Allowance for Doubtful Accounts	11,643	40,313	(36,313)	15,643
Contractual Credits/Discounts	79,257	737,959	(739,174)	78,042

Total Allowance	90,900	778,272	(775,487)	93,685

.   .   .   .   .   .   .   .   .   .