Form 10-Q
period 2011-01-31
BIO REFERENCE LABORATORIES INC
filed 2011-03-11
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,912,900 shares of Common Stock ($.01 par value) at March 11, 2011.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2011

I N D E X

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	January 31,	October 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$17,040	$17,779
Accounts Receivable - Net	130,549	129,122
Inventory	6,953	6,193
Other Current Assets	10,784	2,820
Deferred Tax Assets	16,623	16,883
TOTAL CURRENT ASSETS	181,949	172,797

PROPERTY AND EQUIPMENT - AT COST	70,726	67,250
LESS: Accumulated Depreciation	(28,641)	(30,420)
PROPERTY AND EQUIPMENT - NET	42,085	36,830

OTHER ASSETS:
Deposits	786	1,389
Goodwill - Net	22,608	22,608
Intangible Assets - Net	7,892	8,226
Other Assets	520	1,523
Deferred Tax Assets	1,962	758
TOTAL OTHER ASSETS	33,768	34,504

TOTAL ASSETS	$257,802	$244,131

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2011	2010
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$34,790	$36,972
Accrued Salaries and Commissions Payable	9,919	9,769
Accrued Taxes and Expenses	10,149	6,685
Revolving Note Payable - Bank	27,853	26,154
Current Maturities of Long-Term Debt	1,250	1,217
Capital Lease Obligations - Short-Term Portion	2,426	2,541
TOTAL CURRENT LIABILITIES	86,387	83,338

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	3,969	4,336
Long Term Debt - Net of Current Portion	5,582	3,319
Other Long Term Acquisition Payable	750	750
TOTAL LONG-TERM LIABILITIES	10,301	8,405

SHAREHOLDERS’ EQUITY:
Authorized 1,666,667 shares of Preferred Stock, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,905,700 and 27,847,204 at January 31, 2011 and at October 31, 2010, respectively	279	278

Additional Paid-In Capital	45,301	44,562
Retained Earnings	115,534	107,548
TOTAL SHAREHOLDERS’ EQUITY	161,114	152,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$257,802	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2011	2010

NET REVENUES:	$121,659	$99,261

COST OF SERVICES:
Depreciation	2,540	1,886
Employee Related Expenses	29,475	23,666
Reagents and Lab Supplies	21,832	16,817
Other Cost of Services	11,007	9,385
TOTAL COST OF SERVICES	64,854	51,754

GROSS PROFIT ON REVENUES	56,805	47,507

General and Administrative Expenses:

Depreciation and Amortization	938	708
Other General and Administrative Expenses	30,760	25,361
Bad Debt Expense	16,390	13,980

TOTAL GENERAL AND ADMIN. EXPENSES	48,088	40,049

OPERATING INCOME	8,717	7,458

OTHER (INCOME) EXPENSES:

Interest Expense	345	290
Interest Income	(39)	(37)
Other Income	(5,569)	—
TOTAL OTHER (INCOME) EXPENSES - NET	(5,263)	253

INCOME BEFORE INCOME TAXES	13,980	7,205

Provision for Income Taxes	5,994	3,200

NET INCOME	$7,986	$4,005

NET INCOME PER SHARE - BASIC:	$0.29	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	27,884,100	27,722,940

NET INCOME PER SHARE - DILUTED:	$0.28	$0.14

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,121,740	28,022,118

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2011	2010
OPERATING ACTIVITIES:
Net Income	$7,986	$4,005
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	3,478	2,594
Deferred Income Taxes (Benefit)	(944)	(1,083)
Stock Based Compensation	40	40
Loss (Gain) on Disposal of Property and Equipment	1,002	4
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(721)	(8,285)
Provision for Doubtful Accounts	(706)	2,795
Inventory	(760)	(312)
Other Current Assets	(7,964)	39
Other Assets	1,003	(50)
Deposits	603	(44)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	2,164	(5,062)

NET CASH - OPERATING ACTIVITIES	5,181	(5,359)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(6,665)	(3,594)
Business Acquisitions Related Costs	(250)	(1,917)

NET CASH - INVESTING ACTIVITIES	(6,915)	(5,511)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(243)	(295)
Payments of Capital Lease Obligations	(679)	(699)
Increase (Decrease) in Revolving Line of Credit	1,699	10,079
Proceeds from Exercise of Options	218	186

NET CASH - FINANCING ACTIVITIES	995	9,271

NET INCREASE IN CASH AND CASH EQUIVALENTS	(739)	(1,599)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,779	16,995

CASH AND CASH EQUIVALENTS AT END OF PERIODS	17,040	15,396

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$361	$314
Income Taxes	$1,284	$7,007

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the three month periods ended January 31, 2011 and January 31, 2010 the Company entered into capital leases totaling $197 and $520, respectively.

During the three month periods ended January 31, 2011 and January 31, 2010, the Company wrote-off approximately $4,236 and $4,850 of property and equipment that were mostly fully depreciated.

During the period ended January 31, 2011 the Company disposed of certain equipment with the initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a fair presentation of the financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in the statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2010 consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2010.

[2] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2010 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

[3] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2010 Form 10-K.

Fair Value Measurements.  The Company’s population of financial assets and liabilities subject to “Fair Value Measurements under topic 820 of Accounting Standards Codification (“ASC”) as used in the preparation of the Company’s consolidated financial statements is as follows:

Inputs used in the valuation techniques to derive fair values are classified based on a three level hierarchy where Level 1 is having the highest priority and Level 3 having the lowest priority is as follows:

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	1/31/2011	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	$520	—	$520	—

As of January 31, 2011 the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

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

	Three Months Ended
	January 31
	[Unaudited]
	2011	2010

Medicare/Medicaid	$66,408	$63,408
Other	343,236	231,959
	$409,644	$295,367

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

[6] An allowance for contractual credits and discounts is estimated by payor group and determined based upon a review of the reimbursement policies and subsequent collections from the different types of payors. The Company has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period, which was material in nature. Agings of accounts receivable are monitored by billing personnel and follow-up activities are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses as a percentage of sales considered necessary to maintain an allowance for doubtful accounts at an appropriate level, based on the Company’s experience with its accounts receivable. The Company writes off receivables against the allowance for doubtful accounts when they are deemed to be uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts are written off after the normal dunning cycle has occurred, which may include transfer to a third party collection agency. Third party accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheets are net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31, 2011	October 31, 2010

Contractual Credits/Discounts	$189,953	$186,372
Doubtful Accounts	34,198	34,904
	$224,151	$221,276

[7] In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-28: Intangibles — Goodwill and Other (Topic 350) —When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2010, FASB issued Accounting Standards Update (ASU) No. 2010-29: Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.  The update is effective for the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The amendments in this update specify that if a public entity is required to present comparative financial statements as a result of a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

[8] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2011 (Unaudited) and October 31, 2010. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2011

	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,190	$2,384
Covenants Not-to-Compete	5	4,305	3,652	653
Patents	17	5,297	441	4,856

Totals		$14,175	$6,283	$7,892

October 31, 2010

	Weighted-Average		Accumulated	Net of
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,138	$2,435
Covenants Not-to-Compete	5	4,305	3,457	848
Patents and Licenses	17	5,297	354	4,943

Totals		$14,175	$5,949	$8,226

The aggregate intangible amortization expense for the three months ended January 31, 2011 and 2010 was $334 and $278, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2011 and for the four subsequent years is as follows:

October 31,
2011	$1,336
2012	567
2013	558
2014	551
2015	526
Thereafter	4,688

Total	$8,226

[9] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At January 31, 2011, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of January 31, 2011, the Company utilized $27,853 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the loan agreement formalizing the repayment terms of a $5 million term loan from PNC Bank used by our wholly-owned subsidiary, BRLI No. 2 Acquisition Corp. to fund the $5 million acquisition cash payment in connection with the purchase of the operating assets of GeneDx.  The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of $69, plus interest at an annual rate of 6.85%.  The balance on this note as of January 31, 2011 was approximately $1,458.

In December 2010, The Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.

In January 2007, the Company issued a ten year term note of $4,100 for the financing of equipment.  The note is payable in equal monthly installments of $47 including principal and interest, with payment commencing on March 1, 2007 at an effective interest rate of 6.63% per annum.  The equipment financed with this note was sold in December 2010 and the balance of this note was paid off.

[10] The provision for income taxes for the three months ended January 31, 2011 consists of a current tax provision of $6,938 and a deferred tax benefit of $944. At January 31, 2011, the Company had a current deferred tax asset of $16,623 included in other current assets and a long-term deferred tax asset of $1,962 included in other assets. The provision for income taxes for the three months ended January 31, 2010 consists of a current tax provision of $3,967 and a deferred tax benefit of $767.  At January 31, 2010, the Company had a current deferred tax asset of $14,008 included in other current assets and a long-term deferred tax asset of $711 incurred in other assets.

[11] During the period ended January 31, 2011 a sales tax refund claim was successfully resolved with New Jersey Division of Taxation in the amount of $6,878 including interest of $323 and excluding expenses of $398 incurred in pursuit of the claim.  This claim relates to New Jersey’s sales taxes paid by the Company during the period of October 2005 through June 2009.  The net amount of $6,480 is included as “Other Income” in the Company’s consolidated statement of operations for the period ended January 31, 2011.

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only four publicly-traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and BioReference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories scattered throughout the country that compete for the commercial clinical laboratory business. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We are currently developing programs for pre-natal diagnostics and anatomic pathology to go along with our existing cardiology, women’s health initiative, hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years.  We are currently preparing to launch a comprehensive pre-natal program to leverage our presence in the women’s health environment and we will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

GeneDx is known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  We believe that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  In 2007, GeneDx introduced GenomeDx, a then new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. In 2008, GeneDx became the first commercial laboratory in the world to offer next generation (NextGen) sequencing (high-speed computer-based whole genome sequencing) and has since built up a comprehensive suite of cardiac arrhythmia panels, as well as other multi-gene testing panels, that have enhanced its reputation as a technology and service leader in the area of genetic testing.  We are already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs genetic counselors and geneticists to help patients and referring physicians and geneticists understand the meaning of the test results.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country which they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are not direct competitors since they are outside of our regional footprint.  We also maintain our PSIMedica business unit which has developed a Clinical Knowledge Management (“CKM”) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses our proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository.

Comparison of First Quarter 2011 vs. First Quarter 2010

[In thousands except per share data, or unless otherwise noted]

OPERATING RESULTS (In Thousands)

NET REVENUES:

We had net revenues for the three month period ended January 31, 2010 of $99,261 as compared to $121,659 for the three month period ended January 31, 2011. This represents a 23% increase in net revenues. This increase is due primarily to a 20% increase in patient count and 2% increase in net revenue per patient.  Due to the severe weather that occurred in the northeast during the current year’s quarter ending January 31, 2011 we estimate that we lost approximately $2,000 in net revenues.

The number of patients serviced during the quarter ended January 31, 2011 was approximately 1,491 which was 20% higher when compared to the prior fiscal year’s quarter ended January 31, 2010. Net revenue per patient for the quarter ended January 31, 2010 was $79.21 compared to net revenue per patient for the quarter ended January 31, 2011 of $80.88, an increase of 2%.

COST OF SERVICES:

Cost of services increased from $51,754 for the three month period ended January 31, 2010 to $64,854 for the three month period ended January 31, 2011, an increase of $13,100 or 25%.  The increase in the cost of services is 2% greater then the increase in net revenues.  This increase was caused by a 1% increase in both employee and reagent and laboratory expense as compared to the increase in net revenues.

GROSS PROFITS:

Gross profit on net revenues increased 20% to $56,805 for the three month period ended January 31, 2011 compared to $47,507 for the same period ended January 31, 2010. Gross Profit margins for the comparable periods were 47% and 48% respectively. The decrease in gross profit margins for the current reportable period was driven entirely by an increase in cost of services.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended January 31, 2011 were $48,088 compared to $40,049 for the three month period ended January 31, 2010. This represents an increase of $8,038 or 20% which is in line with the increase in net revenues.  This is effectively three percent less then the increase in net revenues and is less affected by the extreme weather we experienced during the current quarter.

INTEREST EXPENSE:

Interest expense increased from $290 for the three month period ended January 31, 2010 to $345 for the three month period ended January 31, 2011, an increase of $55 (19%). This increase is due in its entirety to an increase in the utilization rate of our credit facilities.

NET INCOME:

We realized net income of $7,986 for the three month period ended January 31, 2011 as compared to $4,005 for the three month period ended January 31, 2010, an increase of $3,981 or 99%.  We received a sales tax refund of approximately $6,480 from the state of New Jersey and it is shown after expenses incurred in the collection of said refund.  This item is shown in the Other Income line.  After tax this item equated to approximately $3,981 or $.13 EPS.  In addition we sold our corporate aircraft and acquired a more efficient and faster aircraft and recorded in the same line of our statement of operations the loss of said aircraft of approximately $911 or $.02 EPS.  Furthermore, we believe that we lost approximately an additional $.03 EPS due to the severe weather during the current quarter.

Pre-tax income for the period ended January 31, 2011 was $13,980 as compared to $7,205 for the period ended January 31, 2010, an increase of $6,775 (94%). The provision for income taxes increased from $3,200 for the period ended January 31, 2010, to $5,994 (87%) for the current three month period. Our effective tax rate decreased from 44% to 43%.  This does not include any adjustments for the items referred above that are not in the ordinary course of our operations.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2011 was $95,562 as compared to $79,017 at October 31, 2010, an increase of $16,545. Our cash position decreased by approximately $739 during the current period.  We increased our short term debt by $1,699 and repaid $243 in existing debt. We had current liabilities of $86,387 at January 31, 2011. We generated $5,181 in cash from operations, compared to utilizing $5,359 for the quarter ended January 31, 2010, an overall increase of $10,540 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $130,549 at January 31, 2011, an increase of $1,427 from October 31, 2010 or 1%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended January 31, 2011 increased 30% over the comparable three month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance for uncollectable accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2010 was 98 days, a decrease of 3 days, or 3%, from the 101 days that we reported for the period ended January 31, 2010. Historically, first quarters of the fiscal year for our Company are problematic for several reasons, including the fact that most insurance companies re-start the deductibles on January 1, requiring significant collection directly from the patient, along with generally slower payment throughout the holiday season of the year.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2011
Long - Term Debt	$4,536	$1,217

Capital Leases	7,487	2,812

Operating Leases	11,786	4,698

Purchase Obligations	73,637	17,322

Employment/Consultant Contracts	14,842	4,068

Total	$112,288	$30,117

Our cash balance at January 31, 2011 totaled $17,040 as compared to $17,779 at October 31, 2010.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2011.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 39% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Cautionary Statements” contained in Item 1 of our Annual Report on Form 10-K for the year ended October 31, 2010, as well as elsewhere herein including:

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

We do have exposure to both rising and falling interest rates. At January 31, 2011, advances of approximately $27,853 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

As of January 31, 2011 the Company had deposits of $15,689 that were above FDIC insured amount in various financial institutions.

We estimate that our monthly cash interest expense at January 31, 2011 was approximately $115 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $23.

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

Date: March 11, 2011