Form 10-Q
period 2011-04-30
BIO REFERENCE LABORATORIES INC
filed 2011-06-07
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,937,900 shares of Common Stock ($.01 par value) at June 6, 2011.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2011

I N D E X

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	April 30,
	2011	October 31,
	(Unaudited)	2010
CURRENT ASSETS:

Cash and Cash Equivalents	$21,169	$17,779
Accounts Receivable - Net	139,018	129,122
Inventory	7,999	6,193
Other Current Assets	3,546	2,820
Deferred Tax Assets	18,282	16,883
TOTAL CURRENT ASSETS	190,014	172,797

PROPERTY AND EQUIPMENT - AT COST	75,602	67,250
LESS: Accumulated Depreciation	(31,547)	(30,420)
PROPERTY AND EQUIPMENT - NET	44,055	36,830

OTHER ASSETS:
Deposits	802	1,389
Goodwill - Net	22,608	22,608
Intangible Assets - Net	7,558	8,226
Other Assets	839	1,523
Deferred Tax Asset	2,127	758

TOTAL OTHER ASSETS	33,934	34,504

TOTAL ASSETS	$268,003	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,
	2011	October 31,
	(Unaudited)	2010
CURRENT LIABILITIES:
Accounts Payable	$33,805	$36,972
Accrued Salaries and Commissions Payable	10,013	9,769
Accrued Taxes and Expenses	8,485	6,685
Revolving Note Payable - Bank	32,632	26,154
Current Maturities of Long-Term Debt	1,257	1,217
Capital Lease Obligations - Short-Term Portion	2,474	2,541
TOTAL CURRENT LIABILITIES	88,666	83,338

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	4,239	4,336
Long - Term Debt — Net of Current Portion	5,266	3,319
Other Long Term Acquisition Payable	750	750
TOTAL LONG-TERM LIABILITIES	10,255	8,405

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,932,900 and 27,794,204 at April 30, 2011 and at October 31, 2010, respectively	279	278

Additional Paid-In Capital	45,453	44,562
Retained Earnings	123,350	107,548

TOTAL SHAREHOLDERS’ EQUITY	169,082	152,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$268,003	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2011	2010	2011	2010

NET REVENUES:	$137,658	$110,447	$259,317	$209,709

COST OF SERVICES:
Depreciation and Amortization	2,712	2,092	5,251	3,978
Employee Related Expenses	31,947	26,384	61,423	50,050
Reagents and Laboratory Supplies	25,410	18,237	47,243	35,054
Other Cost of Services	11,950	10,066	22,956	19,451
TOTAL COST OF SERVICES	72,019	56,779	136,873	108,533

GROSS PROFIT ON REVENUES	65,639	53,668	122,444	101,176

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,026	747	1,964	1,455
General and Administrative Expenses	32,873	27,016	63,633	52,376
Bad Debt Expense	18,427	15,053	34,817	29,034
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	52,326	42,816	100,414	82,865

INCOME FROM OPERATIONS	13,313	10,852	22,030	18,311

OTHER (INCOME) EXPENSE:
Interest Expense	419	421	765	712
Interest Income	(39)	(32)	(78)	(69)

Other (Income) Expense	(1,087)	—	(6,656)	—
TOTAL OTHER (INCOME) EXPENSES - NET	(707)	389	(5,969)	643

INCOME BEFORE INCOME TAXES	14,020	10,463	27,999	17,668
Provision for Income Taxes	6,203	4,676	12,197	7,876

NET INCOME	$7,817	$5,787	$15,802	$9,792

NET INCOME PER COMMON SHARE - BASIC:	$0.28	$0.21	$0.57	$0.35
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,920,233	27,771,649	27,902,167	27,747,295

NET INCOME PER COMMON SHARE - DILUTED:	$0.28	$0.21	$0.56	$0.35
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,142,176	28,077,388	28,121,852	28,038,447

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Six months ended
	April 30
	2011	2010
OPERATING ACTIVITIES:
Net Income	$15,802	$9,792
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	7,215	5,433
Deferred Income Tax (Benefit) Expense	(2,768)	(2,477)
Stock Based Compensation	40	290
(Gain) Loss on Disposal of Fixed Assets	1,455	94
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(12,956)	(17,797)
Provision for Doubtful Accounts	3,060	5,537
Inventory	(1,806)	(1,510)
Other Current Assets	(726)	195
Other Assets	684	(134)
Deposits	587	(727)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(391)	1,002

NET CASH - OPERATING ACTIVITIES	10,196	(302)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(11,478)	(7,517)
Business Acquisitions and Related Costs	(250)	(1,917)

NET CASH - INVESTING ACTIVITIES	(11,728)	(9,434)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(552)	(593)
Payments of Capital Lease Obligations	(1,374)	(1,385)
Increase (Decrease) in Revolving Line of Credit	6,478	10,658
Proceeds from Exercise of Options	370	487

NET CASH - FINANCING ACTIVITIES	4,922	9,167

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,390	(569)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,779	16,995

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$21,169	$16,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$763	$669
Income Taxes	$13,314	$12,334

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the six month periods ended April 30, 2011 and April 30, 2010 the Company entered into capital leases totaling $1,210 and $1,233, respectively.

During the six month periods ended April 30, 2011 and April 30, 2010, the Company wrote-off approximately $5,186 and $5,371, respectively, of furniture and equipment that were fully depreciated.

During the period ended April 30, 2011, the Company disposed of certain equipment with an initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

During the six month periods ended April 30, 2011 and April 30, 2010 the Company recorded approximately $40 and $290 of stock based compensation expense, respectively, related to granting of stock options and Company’s stock to employees.

During the six month period ended April 30, 2010, the Company financed the acquisition of certain assets of Lenetix Medical Screening Laboratory, Inc for $5,490.  See Note 11 for additional information regarding this acquisition.

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

Fair Value Measurements.  The Company’s population of financial assets and liabilities subject to “Fair Value Measurements” under topic 820 of Accounting Standards Codification (“ASC”) as used in the preparation of the Company’s consolidated financial statements is as follows:

Inputs used in the valuation techniques to derive fair values are classified based on a three level hierarchy where Level 1 is having the highest priority and Level 3 having the lowest priority is as follows:

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	4/30/2011	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	$839	—	$839	—

As of April 30, 2011 the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

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

[5] Net service revenues are determined utilizing gross service revenues net of contractual allowances.  Even though it is typically the responsibility of the patient to pay for laboratory service bills most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of all services provided by Bio-Reference Laboratories, Inc. (“BRLI”).  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends.  Bad Debt is calculated on the basis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment.  These two calculations are routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net service revenues.

	Three Months Ended		Six Months Ended
	April 30		April 30
	[Unaudited]		[Unaudited]
	2011	2010	2011	2010
Gross Service Revenues	$621,601	$459,220	$1,152,903	$853,849

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	71,508	70,786	137,544	134,194
All Other Third Party Payors	412,435	277,987	756,042	509,946
Total Contractual Adjustments and Discounts	483,943	348,773	893,586	644,140

Net Service Revenues	$137,658	$110,447	$259,317	$209,709

When new business is received by BRLI, net service revenues are calculated by reducing gross service revenues by the estimated contractual allowance.  The bad debt expense is determined by calculating the appropriate collection rate for net current service revenues and is a component of general and administrative expenses.  BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt was adjusted over the same periods of time to maintain an accurate balance between net service revenues and actual revenues.  Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial.  A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

[6] It is typically the responsibility of the patient to pay for laboratory service bills.  Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI.  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.  BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors.  Contractual credits are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance.  BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature.  Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.  Bad debt expense is recorded within selling, general and administrative expenses.  BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible.  For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful.  Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off.  Third party payor accounts are written off when they exceed the payor’s timely filing limits.  Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	April 30, 2011	October 31, 2010

Contractual Credits/Discounts	$222,716	$186,372
Doubtful Accounts	37,964	34,904
Total Allowance	$260,680	$221,276

[7]  In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-28: Intangibles — Goodwill and Other (Topic 350) -When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

 In December 2010, FASB issued ASU No. 2010-29: Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.  The update is effective for the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.  The amendments in this update specify that if a public entity is required to present comparative financial statements as a result of a business combination, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

[8] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2011 (Unaudited) and October 31, 2010. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2011

(Unaudited)	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,241	$2,332
Covenants Not-to-Compete	5	4,305	3,847	458
Patents and Licenses	17	5,297	529	4,768

Totals		$14,175	$6,617	$7,558

October 31, 2010

	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,138	$2,435
Covenants Not-to-Compete	5	4,305	3,457	848
Patents and Licenses	17	5,297	354	4,943

Totals		$14,175	$5,949	$8,226

The aggregate intangible amortization expense for the three months ended April 30, 2011 and 2010 was $334 and $307, respectively, and for the six months ended April 30, 2011 and 2010 was $668 and $585, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2011 and thereafter is as follows:

Year Ended	Amortization
October 31,	Expense
2011	$668
2012	567
2013	558
2014	551
2015	526
Thereafter	4,688
Total	$7,558

[9] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At April 30, 2011, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of April 30, 2011, the Company utilized $32,632 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2011 is approximately $1,250.

In December 2010, The Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of April 30, 2011 is approximately $5,272.

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

[10] The provision for income taxes for the three months ended April 30, 2011 consists of a current tax provision of $8,027 and a deferred tax benefit of $1,824.  The provision for income taxes for the six months ended April 30, 2011 consists of a current tax provision of $14,965 and a deferred tax benefit of $2,768.  The provision for income taxes for the three months ended April 30, 2010, consists of a current tax provision of $6,069 and a deferred tax benefit of $1,393. The provision for income taxes for the six months ended April 30, 2010, consists of a current tax provision of $10,036 and a deferred tax benefit of $2,160. On April 30, 2011, the Company had a current deferred tax asset of $18,282 included in other current assets and a long-term deferred tax asset of $2,127 included in other assets.  On April 30, 2010 the Company had a current deferred tax asset of $15,265 and a long-term deferred tax asset of $848 included in other assets.

[11] On March 2, 2010, the Company completed the purchase of substantially all of the tangible and intangible assets, excluding cash, receivables and certain other assets, of Lenetix Medical Screening Laboratory, Inc. (“Lenetix”) from Lenetix and its sole stockholder.  These assets were utilized in Lenetix’s operation of a clinical testing laboratory located in Mineola, New York.  The Laboratory performs both clinical laboratory diagnostic testing and genetic testing. The purchase price of $5,490 included a down payment of $4,740 and a hold-back of $750 to insure the accuracy of the Sellers’ representations and to protect the Company from any claims based on the operations of the Laboratory prior to the Closing.  This acquisition resulted in an addition to Goodwill in the amount of $490.

[12] During the period ended January 31, 2011, a sales tax refund claim was successfully resolved with New Jersey Division of Taxation in the amount of $6,878, including interest of $323 and excluding expenses of $398 incurred in pursuit of the claim.  This claim relates to New Jersey’s sales taxes paid by the Company during the period of October 2005 through June 2009.  The net amount of $6,480 is included as “Other Income” in the Company’s consolidated statement of operations for the period ended January 31, 2011.

[13] During the period ended April 30, 2011, the Company received a refund of $1,629 from New York State Department of Health before expenses of approximately $542 incurred in pursuit of this refund claim.  This refund relates to the dispute over the state’s Laboratory Inspection and Reference fees.  The net amount of $1,087 is included as “Other Income” in the Company’s consolidated statement of operations for the period ended April 30, 2011.

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath Oncology, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath Women’s Health.  Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only four publicly-traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories, the United States subsidiary of Sonic Healthcare of Australia, and BioReference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories scattered throughout the country that compete for the commercial clinical laboratory business. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country and those other laboratories utilize the connectivity solution to more effectively compete against the national laboratories. These other laboratories licensing our technology are not direct competitors since they are outside of our regional footprint and typically do not offer the specialty testing that we offer on a national basis.  We also maintain our PSIMedica business unit which has developed a Clinical Knowledge Management (“CKM”) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses our proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository.

COMPARISON OF SECOND QUARTER 2011 VS SECOND QUARTER 2010

[In Thousands Except Per Share Data and Per Patient, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended April 30, 2010 were $110,447 as compared to $137,658 for the three month period ended April 30, 2011; which represents a 25% increase in net revenues. This increase is due to a 23% increase in patient counts and an increase in revenue per patient of 2% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.

The number of patients serviced during the three month period ended April 30, 2011 was 1,680 which was 23% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended April 30, 2010 was $80.00 compared to net revenue per patient of $81.33 for the three month period ended April 30, 2011, an increase of $1.33 or 2%.  We believe these results are largely attributable to an increase of our sales force of approximately 27% over the quarterly period ended April 30, 2010.  This allowed us to expand or increase our presence in at least sixteen states and we expect this trend to continue.

COST OF SERVICES:

Cost of Services increased from $56,779 for the three month period ended April 30, 2010 to $72,019 for the three month period ended April 30, 2011, an increase of $15,240 or 27%.  This increase in Cost of Services is basically in line with the increase in sales.  The Company’s reagents and laboratory supplies expense increased by 39% due to the higher cost of specialty testing reagents.  Our vehicle operating expenses also increased by 12% due to the higher cost of fuel.  We expect this trend to continue.

GROSS PROFITS:

Gross profits increased from $53,668 for the three month period ended April 30, 2010 to $65,639 for the three month period ended April 30, 2011, an increase of $11,971 or 22%.  Gross profit margin decreased to 48% in the current quarter ended April 30, 2011 from 49% for the comparable three month period in the prior fiscal year.  This is due to an increase in the cost of services of 27% while net revenues increased only 25%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ended April 30, 2010 were $42,816 as compared to $52,326 for the quarter ended April 30, 2011, an increase of $9,510 or 22%. This increase is in line with the increase in net revenues.  Marketing expenses increased by 32% due to increases in our sales force and we expect this trend to continue.

INTEREST EXPENSE:

Interest expense decreased to $419 during the three month period ended April 30, 2011 from $421 during the three month period ended April 30, 2010.

INCOME:

We realized net income of $7,817 or $0.28 EPS for the three month period ended April 30, 2011, as compared to $5,787 or $0.21 EPS for the three month period ended April 30, 2010, an increase of $2,030 or 35%.  Pre-tax income for the period ended April 30, 2011 was $14,020, compared to $10,463 for the three month period ended April 30, 2010, an increase of $3,557 or 34%.  The provision for income taxes increased from $4,676 for the three month period ended April 30, 2010 to $6,203 for the period ended April 30, 2011.  The refund of New York State Laboratory Inspection and Reference Fees of $1,087 received by the Company in April 2011 accounted for approximately $0.02 EPS.

SIX MONTHS 2011 COMPARED TO SIX MONTHS 2010

NET REVENUES:

Net Revenues for the six month period ended April 30, 2010 were $209,709 as compared to $259,317 for the six month period ended April 30, 2011; this represents a 24% increase in net revenues. This increase is due to a 22% increase in patient counts and an increase in revenue per patient of 2%.

The number of patients serviced during the six month period ended April 30, 2011 was 3,172 which was 22% greater when compared to the prior fiscal year’s six month period. Net revenue per patient for the six month period ended April 30, 2010 was $79.63, compared to net revenue per patient for the six month period ended April 30, 2011 of $81.12, an increase of $1.49 or 2%.  We believe these results are largely attributable to an increase of our sales force of approximately 28% over the six month period ended April 30, 2010.  This allowed us to expand or increase our presence in at least sixteen states and we expect this trend to continue.

COST OF SERVICES:

Cost of Services increased to $136,873 for the six month period ended April 30, 2011 from $108,533 for the six month period ended April 30, 2010. This represents a 26% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.  The Company’s reagents and laboratory supplies expense increased by 35% due to the higher cost of specialty testing reagents.  Our vehicle operating expenses increased by 8% due the higher cost of fuel.  We expect this trend to continue.

GROSS PROFITS:

Gross profits on net revenues increased to $122,444 for the six month period ended April 30, 2011 from $101,176 for the six month period ended April 30, 2010; an increase of $21,268 (21%). Gross profit margins decreased to 47%  from 48% for the six month period ended April 30, 2011 compared to the corresponding six month period ended April 30, 2010.  This is due to an increase in cost of services of 26% while net revenues increased only 24%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six month period ended April 30, 2010 were $82,865 as compared to $100,414 for the six month period ended April 30, 2011.  This represents an increase of $17,549 or 21%. This increase is 3% less than the increase in net revenues.  Marketing expenses increased by 31% due to increases in our sales force and we expect this trend to continue.

INTEREST EXPENSE:

Interest expense increased to $765 during the six month period ending April 30, 2011 as compared to $712 during the six month period ending April 30, 2010, an increase of $53.  This increase is due to an increase in PNC Bank credit line utilization.

INCOME:

We realized net income of $15,802 or $0.56 EPS for the six month period ended April 30, 2011 as compared to $9,792 or $0.35 EPS for the six month period ended April 30, 2010, an increase of $6,010 or 61%.  We received a sales tax refund of approximately $6,480 from the state of New Jersey and it is shown after expenses incurred in the collection of said refund.  This item is shown in the Other Income line.  Pre-tax income for the period ended April 30, 2011 was $27,999 as compared to $17,667 for the period ended April 30, 2010, an increase of $10,331 (58%). The provision for income taxes increased from $7,876 for the period ended April 30, 2010, to $12,197 (61%) for the current six month period. Our tax rate decreased from 45% to 44%.  The refund of New York State Laboratory Inspection and Reference Fees of $1,087 received by the Company in April 2011 and the refund of New Jersey Sales and Use Tax of $6,480 accrued for during the first quarter of fiscal 2011 accounted for approximately$0.13 EPS.

LIQUIDITY AND CAPITAL RESOURCES [In Thousands]:

Our working capital at April 30, 2011 was $101,348 as compared to $89,459 at October 31, 2010 an increase of $11,889. Our cash position increased by $3,390 during the current period. We increased our short term debt by $6,478 and borrowed an additional $1,987 in long term debt.  We had current liabilities of $88,666 at April 30, 2011. We generated $10,196 in cash from operations, compared to utilizing $302 in cash from operations for the quarter ended April 30, 2010, an overall increase of $10,498 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $139,018 at April 30, 2011, an increase of $9,896 from October 31, 2010 or 8%. This increase was primarily attributable to increased revenue.  Cash collected during the three month period ended April 30, 2011 increased 25% over the comparable three month period in 2010.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 31, 2011 was 90 days, a decrease of 5 days, or 5%, from the 95 days that we reported for the period ended April 30, 2010.

See note 10 to our Consolidated Financial Statements for information on the Company’s long term debt.

Tabular Disclosure of Contractual Obligations

	Five Years	FY2011
Long - Term Debt	$4,536	$1,217
Capital Leases	7,487	2,812
Operating Leases	11,786	4,698
Purchase Obligations	73,637	17,322
Employment/Consultant Contracts	14,842	4,068
Total	$112,288	$30,117

Our cash balance at April 30, 2011 totaled $21,169 as compared to $17,779 at October 31, 2010.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2011.

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

Accounting for Revenue

Net service revenues are determined utilizing gross service revenues net of contractual allowances.  Even though it is typically the responsibility of the patient to pay for laboratory service bills most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of all services provided by Bio-Reference Laboratories, Inc., “BRLI”.  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payer for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends.  Bad Debt is calculated on the basis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment.  These two calculations are routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net service revenues.

	Three Months Ended		Six Months Ended
	April 30		April 30
	[Unaudited]		[Unaudited]
	2011	2010	2011	2010
Gross Service Revenues	$621,601	$459,220	$1,152,903	$853,849

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	71,508	70,786	137,544	134,194
All Other Third Party Payors	412,435	277,987	756,042	509,946
Total Contractual Adjustments and Discounts	483,943	348,773	893,586	644,140

Net Service Revenues	$137,658	$110,447	$259,317	$209,709

Accounting for Contractual Credits and Doubtful Accounts

It is typically the responsibility of the patient to pay for laboratory service bills.  Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI.  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.  BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors.  Contractual credits are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance.  BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature.  Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.  Bad debt expense is recorded within selling, general and administrative expenses.  BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible.  For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful.  Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off.  Third party payor accounts are written off when they exceed the payor’s timely filing limits.  Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	April 30, 2011	October 31, 2010

Contractual Credits/Discounts	$222,716	$186,372
Doubtful Accounts	37,964	34,904
Total Allowance	$260,680	$221,276

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 41% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct; however, several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under the caption “Risk Factors” contained in Item 1A of our Annual Report on Form 10-K for the year ended October 31, 2010, as well as elsewhere herein including:

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

We do have exposure to both rising and falling interest rates. At April 30, 2011, advances of approximately $32,632 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at April 30, 2011 was approximately $128 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $20.

Item 4 — CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that those disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Date: June 6, 2011