Form 10-K/A
period 2010-10-31
BIO REFERENCE LABORATORIES INC
filed 2011-07-14
CIK 792641

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT TO ANNUAL REPORT ON FORM 10-K

FILED PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

BIO-REFERENCE LABORATORIES, INC.

[Exact name of Registrant as specified in its charter]

Commission file number 0-15266

AMENDMENT NO. 1

INDEX:

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3-9

Item 9A.	Controls and Procedures	10
Remove and replace the entire section.

Item 10.	Directors, Executive Officers and Corporate Governance	11-15
Revised disclosure on experiences and qualifications of directors.
Revised Code of Ethics.

Item 11.	Executive Compensation	16-23

Added disclosure of performance based targets for the Company’s Senior Management Incentive Bonus Plans for fiscal years 2008, 2009 and 2010. This section is inserted after the “Summary Compensation Table” and before “Employment Agreements with Named Officers”.

“Executive Compensation Philosophy” and “Rationale for Current Employment Agreements with the Three Executive Officers” have been rewritten.

Item 13.	Certain Relationships and Related Transactions, and Director Independence	24
New section concerning the review and approval of transactions with related persons is added.

Item 8.	Financial Statements and Supplementary Data	25-27
Note 2 “Summary of Significant Accounting Policies” to the consolidated Financial Statements.
Service Revenues, and Contractual Credits and Doubtful Accounts sections are is revised.

Exhibits.	Certifications	28-31
Revised Sarbanes-Oxley Act of 2002, Section 302 certifications and Section 906 certifications.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Summary

During the quarter ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in sales. Mr. Littleton paid the Company $1,600,000 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies (See “Other Income” in the Income Statement and Note 2 to our consolidated financials statements). As such, in certain areas within the Management’s Discussion and Analysis we will present an analysis of our operating results including the restitution amount and pro-forma operating results excluding the restitution amount (it will be labeled as such).

Results of Operations (In thousands, except per patient data)

Fiscal Year 2010 Compared to 2009

NET REVENUES:

Net Revenues for the year ended October 31, 2010 were $458,024 as compared to $362,654 for the year ended October 31, 2009; this represents a 26% increase in net revenues. This increase is due to a 21% increase in patients serviced and a 5% increase in net revenue per patient. Our laboratory operations had net revenues of $359,625 in fiscal 2009 and $454,308 in fiscal 2010.  During the fiscal year ended October 31, 2010, we increased our sales force by approximately 22% in the specialty testing services that we market nationally. This increase occurred in two phases: one in January 2010 and one in May of the same year. We believe that this increase in sales personnel accounted for a majority of the 21% increase in our patient volume. This allowed us to expand or increase our presence in sixteen states and we expect this trend to continue.  While there is always uncertainty as to the sustainability of such growth in the future, we believe that our historical performance of 20% compound annual growth rate for the past 17 years, the current demand for our services and our continued corporate focus on strategic growth, together with our expertise in the industry, will allow our present growth trends to continue in the near future.  Going beyond that, however, the Company’s revenues and patient counts could be adversely affected by a number of factors including, but not limited to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors, or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 17 years of sustained growth.

The number of patients serviced during the year ended October 31, 2010 was 5,607, which was 21% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2010 was $81.03 compared to net revenue per patient for the year ended October 31, 2009 of $77.38, an increase of $3.65 or 5% as a result of increases in esoteric testing.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2010 was $232, 252 as compared to $183,524 for the year ended October 31, 2009, an increase of 27% as compared to a 26% increase in net revenues. Therefore, this increase is basically in line with the increase in net revenues.  The Company’s reagents and laboratory supplies expense increased by 35% due to the higher cost of specialty testing reagents.  Our vehicle operating expenses also increased by 20% due to the higher cost of fuel.  We expect these trends to continue.

GROSS PROFIT:

Gross profit on net revenues increased to $225,772 for the year ended October 31, 2010 from $179,130 for the year ended October 31, 2009; an increase of $46,642 (26%), primarily attributable to the increase in net revenues. Gross profit margins remained constant year over year at 49%

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2010 were $177,394 as compared to $140,808 for the year ended October 31, 2009, an increase of $36,586 or 26%.  This is basically in line with the increase in net revenues.  Marketing expenses increased by 33% due to increases in our sales force together with substantial investment in marketing materials and we expect this trend to continue in the near future.

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

Pre-tax income for the period ended October 31, 2010 was $46,963, as compared to $38,589 for the period ended October 31, 2009, an increase of $8,374 (22%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $16,739 for the period ended October 31, 2009, to $20,582 (23%) for the current twelve month period.

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

Pre-tax income for the period ended October 31, 2009 was $38,589, as compared to $26,691 for the period ended October 31, 2008, an increase of $11,898 (45%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $11,074 (51%) for the period ended October 31, 2008, to $16,739 for the current twelve month period.

The most profound change on a pro-forma basis would have been that our fully-diluted earnings per share (EPS) went from $0.79 under then current operating results to $0.75 on a pro-forma basis, a difference of $.04 per share, which is more reflective of our true operating results.

Liquidity and Capital Resources (Dollars in thousands)

For the Fiscal Year Ended October 31, 2010:

Our working capital at October 31, 2010 was approximately $89,459 as compared to approximately $75,984 at October 31, 2009, an increase of  $13,475. Our cash position increased by approximately $784 during the current period. We increased our short term borrowing by approximately $13,702 and repaid approximately $1,191 in existing debt. We had current liabilities of approximately $83,106 at October 31, 2010. We generated approximately $13,405 in cash from operations, a decrease of approximately $10,961 as compared to the year ended October 31, 2009.  This decrease is basically in line with an increase in our Accounts Receivable associated with an increase in revenues.

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

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2010, 2009, and 2008. Between 2009 and 2010, contractual adjustments increased approximately 140 basis points.  The average “across the board” collection percent for fiscal year 2006 was 29%, while the rate for fiscal year 2010 was 18%, a decrease in our collection rate of 11%, or a 38% reduction in the collection rate. In the aggregate, this has resulted in a change of our contractual rate, leading to larger contractual allowances and lower net revenues when computed as a percentage of gross revenues. Although individual collection rates may vary from period to period or payor to payor, based on the specific historical data analyzed, this is consistent with the current state of the economy as well as the ongoing trends in health care reimbursement.

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

Tabular Disclosure of Contractual Obligations

Payments Due By Period

(Dollars in thousands)

	Total	FY 2011	FY 2012	FY 2013	FY 2014	FY 2015 and thereafter

Long-Term Debt	$4,536	$1,217	$1,243	$437	$466	$1,173
Capital Leases	$7,487	$2,812	$2,144	$1,410	$880	$241
Operating Leases	$11,786	$4,698	$2,361	$1,671	$1,538	$1,518
Purchase Obligations	$73,637	$17,322	$16,188	$15,447	$13,797	$10,883
Long-Term Liabilities under Employment and Consultant Contracts	$14,842	$4,068	$3,037	$2,942	$2,332	$2,463

No one supplier who is counterparty to any particular supply agreement is contracted to provide more than one percent of our Cost of Services in any future period. Such contracts are made in the ordinary course of business. No directors, officers, promoters, voting trustees or individuals known to be Bio-Reference Laboratories, Inc (“BRLI”) security holders are counterparties to these agreements. Management does not believe that BRLI is substantially dependent upon these supply agreements, as the goods may be obtained from different suppliers or wholesalers, if needed. None of these agreements are leases or call for the acquisition or sale of property, plant and equipment.

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

Accounting for Revenue

Net service revenues are determined utilizing gross service revenues net of contractual allowances.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.   Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  Bad Debt represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment.  These two calculations are routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net service revenues.

	October 31
	2010	2009	2008

Gross Revenues	$1,902,573	$1,423,287	$1,039,030

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	281,002	247,333	199,543
All Other Third Party and Direct Payors*	1,163,547	813,300	538,416
Total Contractual Adjustments and Discounts	1,444,549	1,060,633	737,959

Net Service Revenues	$458,024	$362,654	$301,071

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

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

Item 9A  Controls and Procedures

(a)          Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer as to the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, the principal executive officer and the principal financial officer of the Company have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at a reasonable assurance level.

(b)          Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of management and/or our Board of Directors; and

(iii) provide reasonable assurance regarding the prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

MSPC, Certified Public Accountants and Advisors, A Professional Corporation, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form l0-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on page 32.

(c)          Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 10.  Directors, Executive Officers and Corporate Governance

The following table sets forth certain information with respect to each of the directors and executive officers of the Company.

Name	Age	Position
Marc D. Grodman, M.D	59	Chairman of the Board, President, Chief Executive Officer and Director
Howard Dubinett	59	Executive Vice President, Chief Operating Officer and Director
Sam Singer	67	Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Joseph Benincasa(a)(c)(e)	61	Director
Harry Elias(a)(c)(e)	80	Director
Gary Lederman, Esq. (b)(c)(e)	76	Director
John Roglieri, M.D. (a)(d)(e)	71	Director

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

Since January 2005, Dr. Grodman has been a member of the board of directors, served as Chairman and currently serves as Vice Chairman of the American Clinical Laboratory Association (the “ACLA”), an industry organization comprised of the largest and most significant commercial clinical laboratories in the United States. Other board members include the chief executive officers of Quest Diagnostics and Laboratory Corporation of America.

Dr. Grodman’s leadership capabilities and the guidance provided by him to the Company since its founding in 1981 are reflected in the growth of the Company’s business. Dr. Grodman’s extensive medical background, his 25 years experience on the faculty at Columbia University College of Physicians and Surgeons, his knowledge of trends in the healthcare industry as demonstrated at each board meeting and the recognition by his peers in the industry as reflected by his election as Chairman and then as Vice Chairman of the ACLA reflects his attributes and qualifications to serve as a director.

Howard Dubinett has been the Executive Vice-President and Chief Operating Officer of the Company since its formation in 1981. He became a director of the Company in April 1986. Mr. Dubinett attended Rutgers University. Mr. Dubinett devotes all of his working time to the business of the Company. Mr. Dubinett has, since 1997, been the director of and responsible for the Company and its employees’ compliance with the myriad of federal and state healthcare regulations and since 2004, (when HIPAA was adopted) with the Company and its employees’ compliance with HIPAA. Mr. Dubinett is responsible for and oversees the training of the Company’s employees to ensure compliance. Mr. Dubinett also is in charge of negotiating all lines of the Company’s insurance coverage (property, casualty, professional liability and automobile insurance) and the design of the Company’s Safety Policies and Procedures and training of its employees thereunder. Under Mr. Dubinett’s stewardship, the Company has never had a serious problem in regulatory compliance or insurance coverage. The effectiveness of Mr. Dubinett’s activities and his knowledge of healthcare regulation (also demonstrated at each board meeting where he is actively involved in decision making) and his skill at negotiation of the Company’s insurance coverage and in training the Company’s employees in compliance and safety matters reflects his attributes and qualifications to serve as a director.

Sam Singer has been the Company’s Chief Financial Officer since October 1987, a director since November 1989, and a Senior Vice President since 2007.  He is responsible for all of the Company’s financial activities. This entails the preparation of detailed financial information for the board of directors, the Audit Committee and various other departments of the Company, the supervision of the preparation of the Company’s various tax returns and the financial portion of the Company’s Exchange Act Reports and the coordination of the annual audit of the Company’s financial statements with the Company’s auditors. Mr. Singer also is responsible for negotiating the Company’s borrowing arrangements with its principal lending bank (PNC Bank). Mr. Singer was instrumental in the Company obtaining a $6.7 million sales tax refund in January 2011 from the State of New Jersey. Mr. Singer was the Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987, prior to joining the Company.  He received a B.A. degree from Strayer University and an M.B.A. from Rutgers University.  Mr. Singer devotes all of his working time to the business of the Company. Mr. Singer’s skills as the Company’s chief financial officer have been demonstrated time and again. He has also been a valuable purveyor of knowledge concerning financial matters at each meeting of the Board and the Audit Committee and in aiding in decision making reflecting his attributes and qualifications to serve as a director. He also serves on the boards of several not-for-profit institutions.

Joseph Benincasa became a director of the Company in June 2005. Mr. Benincasa currently serves as the executive director of The Actors’ Fund of America, a position he has held since 1989. The Actors’ Fund is the leading national, non-profit human services organization providing comprehensive social and health care services, employment, training and housing support to the entertainment profession. It is headquartered in New York City with regional offices in Chicago and Los Angeles. As executive director, Mr. Benincasa is responsible for the administration of an annual operating budget of approximately $27 million and the operation of four major buildings for its members. The Actors’ Fund currently has approximately 52,000 members. For six years, Mr. Benincasa served as a director of St. Peter’s University Medical Center, a major hospital in northern New Jersey where he was involved in many decisions concerning healthcare. He also sits on the board of directors of Broadway Cares/Equity Fights AIDS; the National Theatre Workshop of the Handicapped; Career Transition for Dancers; the Times Square Alliance; the New York Society of Association Executives and the Somerset Patriots, a minor league baseball team. Mr. Benincasa holds a B.A. degree from St. Joseph’s University, an M. Ed. Degree from Rutgers University and also attended the Fordham University Graduate School of Business. Mr. Benincasa’s familiarity with healthcare issues through his board service at St. Peter’s University Medical Center and his large and continuing administrative responsibilities for a 52,000 member organization have proven invaluable in discussions at board meetings and reflect his attributes and qualifications to serve as a director.

Harry Elias became a director of the Company in March 2004. Mr. Elias commenced his employment in sales and marketing with JVC Company of America (“JVC”) in 1967, subsequently being appointed as JVC’s Senior Vice President of Sales and Marketing in 1983 and as Executive Vice President of Sales and Marketing in 1990. In 1995, Mr. Elias was named as JVC’s Chief Operating Officer, a position he occupied until April 2003 when he resigned his positions upon his appointment as JVC’s “Honorable Chairman.” JVC, a distributor of audio and video products headquartered in Wayne, New Jersey is the wholly owned United States subsidiary of Victor Company of Japan, a manufacturer of audio and video products headquartered in Japan. In January 2005, after retiring from JVC, Mr. Elias was appointed Chairman of the Board of and commenced to serve as a consultant to AKAI USA, the sole distributor in the United States of electronic products produced by AKAI, a Chinese manufacturer. Mr. Elias retired from AKAI in 2007 and currently is self-employed as a Business Consultant. As Chief Operating Officer at JVC, Mr. Elias oversaw the activities of approximately 300 people. JVC realized approximately $1.6 billion in annual revenues in the last year of Mr. Elias’ stewardship and he was partly responsible for formulating a budget for JVC. Mr. Elias has been an active participant at each board of directors meeting of the Company. His experience and skills in running an operation as large as JVC have proven invaluable in board deliberations and reflect his attributes and qualifications to serve as a director.

Gary Lederman, Esq. became a director of the Company in May 1997. He received his B.A. degree from Brooklyn College in 1954 and his J.D. degree from NYU Law School in 1957.  He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985. As manager, he supervised the union operations for approximately 1,000 members from day to day, including negotiating union contracts with employers and serving as a trustee for union health and welfare funds. During the 1970s, Mr. Lederman also served as a member of the New York Attorney General’s Consumer Fraud Advisory Committee. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance. He served on an institutional review board for RTL, a pharmaceutical drug testing laboratory until his retirement in February 2007. RTL was responsible for reviewing pharmaceutical company applications to change the qualification of prescription drugs to over-the-counter drugs. Mr. Lederman’s legal expertise, his union manager experience and responsibilities, including his involvement with health and welfare funds and his familiarity with consumer regulation and the activities of pharmaceutical companies are invaluable experiences for his service as a Company director. He is the chairman of the Company’s Audit Committee and an active contributor at Audit Committee and directors’ meetings. His experience and his participation reflect his attributes and qualifications to serve as a director.

John Roglieri, M.D. became a director of the Company in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Masters degree from Columbia University’s School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington, D.C.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President, Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the corporate medical director of NYLCare, a managed care subsidiary of New York Life Insurance Company (“New York Life”). Dr. Roglieri was chief medical officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been a medical director for New York Life in Manhattan. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journals Managed Care and Seminars in Medical Practice, and is a subject of biographical record in Who’s Who in America. Dr. Roglieri’s extensive medical background, his role as director of the Employee Health service at Presbyterian Hospital, his role as corporate medical director of a managed care organization (including service on the Editorial Board of “Managed Care”) and his many other activities denote his experience and skills and reflect his attributes and qualifications to serve as a director. The Board regards his input at board meetings as invaluable.

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories. The Company’s Certificate of Incorporation provides for a staggered Board of Directors pursuant to which the Board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Mr. Singer and Mr. Elias are the Class II directors whose terms expire in fiscal 2011. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose terms expire in fiscal 2012. Dr. Grodman and Mr. Dubinett are the Class I directors whose terms expire in fiscal 2013.

Code of Ethics

The Company’s Code of Ethics is applicable to the Company’s Senior Management, as well as its key financial and accounting personnel. It has been designed to deter wrongdoing and to promote;

Honest and ethical conduct including the ethical handling of actual or apparent conflicts of interest;

Fair, accurate, timely and understandable disclosure in the Company’s public communications and reports filed with the SEC;

Compliance with applicable governmental laws, rules and regulations;

Prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and

Accountability to ensure adherence to the Code.

The Code requires each covered person to deal ethically and honestly with the Company and to avoid business, financial or other direct or indirect interests or relationships that conflict with those of the Company or divide the covered person’s loyalty to the Company. Each covered person is required to sign an attestation of compliance with the Code at the end of each fiscal year.

In addition, it is the Company’s policy that transactions involving related persons (excluding executive officer compensation which is determined by the Compensation Committee) are to be presented to and assessed by the independent members of the board of directors. Related persons include the Company’s directors and executive officers, immediate family members of the directors and executive officers, and certain large security holders and their family members. If the determination is made that a related person has or may have a material direct or indirect interest in any Company transaction and that the amount involved equals or exceeds $120,000, the Company’s independent directors will review, approve and ratify the transaction, if appropriate, and the transaction will be disclosed if required under SEC rules. If the related party at issue is a director of the Company or a family member of a director, then that director will not participate in the relevant discussion and review.

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2008 through 2010.

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

SUMMARY COMPENSATION TABLE

							Change in
							Pension Value
							and Nonqualified
						Non-Equity	Deferred	All
Name and	Fiscal		Bonus	Stock	Option	Incentive Plan	Compensation	Other
Principal	Year	Salary	($)(d)	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	(b)	($) (c)	(1)	($)(e)	($)(f)	($)(g)(2)	($)(h)	($)(i)(3)	($)(j)
Marc D. Grodman M.D. President and Chief Executive Officer	2008	$910,877	-0-	-0-	-0-	-0-	-0-	$101,424	$1,012,301

	2009	965,180	-0-	-0-	-0-	96,518	-0-	111,090	1,172,788

	2010	1,013,439	-0-	-0-	-0-	60,806	-0-	113,491	1,187,736

Howard Dubinett Executive Vice President and Chief Operating Officer	2008	$362,935	-0-	-0-	-0-	-0-	-0-	$40,070	$403,005

	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,070	459,638

	2010	400,496	-0-	-0-	-0-	24,030	-0-	42,014	466,540

Sam Singer Senior Vice President and Chief Financial Officer	2008	$362,935	-0-	-0-	-0-	-0-	-0-	$39,739	$402,674

	2009	381,425	-0-	-0-	-0-	38,143	-0-	40,240	459,808

	2010	400,496	-0-	-0-	-0-	24,030	-0-	40,240	464,766

Richard Faherty Chief Information Officer	2008	$486,540	-0-	-0-	-0-	-0-	-0-	$139,962	$626,502

	2009	516,091	-0-	-0-	-0-	51,609	-0-	118,120	685,820

	2010	547,528	-0-	-0-	-0-	32,461	-0-	165,067	745,056

Charles T. Todd, Jr. Senior Vice President - Sales	2008	$505,237	-0-	-0-	-0-	-0-	-0-	$13,116	$518,353

	2009	540,000	-0-	-0-	-0-	54,000	-0-	9,247	603,247

	2010	594,000	-0-	-0-	-0-	34,830	-0-	11,515	640,345

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

(a) Chairman of the Audit Committee

(b) Chairman of the Compensation Committee

Compensation Discussion and Analysis

“Executive Compensation Philosophy” and “Rationale for Current Employment Agreements with the Three Executive Officers”

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

In May 1997, the Company also executed employment agreements with Messrs. Dubinett and Singer (each expiring on October 31, 2002). During fiscal 2002, the Compensation Committee authorized extensions of both Messrs. Dubinett and Singer’s contracts for two additional years, with the Company having the option to extend each agreement for two consecutive one-year periods in addition. In consideration for Messrs. Dubinett and Singer executing the extension agreements, the Company agreed that the base compensation during each extension year would not be less than the total cash compensation paid to such individual in fiscal 2002. The Company’s option to extend Mr. Dubinett and Mr. Singer’s employment agreements was further extended through fiscal 2011 for Mr. Dubinett and thorough January 31, 2012 for Mr. Singer.

Executive Compensation Philosophy

The objective of the Company’s compensation program for its three executive officers is to reward them for their leadership and efficiency in their areas of responsibility and for their overall contribution to the Company’s performance (Dr. Grodman as chief executive officer, Mr. Dubinett as chief operating officer responsible for healthcare regulatory compliance and insurance matters, and Mr. Singer as chief financial officer responsible for all financial matters). Except for the Senior Management Incentive Bonus Plan, there are no specific performance objectives or targets required to be achieved.

The elements of compensation for each of the executive officers are the following cash amounts.

(i)             Annual “Base Compensation”

(ii)          Participation in the Senior Management Incentive Bonus Plan

In view of the fact that our three named executive officers own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance. In addition, to further incentivize our executive officers as well as certain other members of senior management, in 2005, we established a Senior Management Incentive Bonus Plan designed to assist in the Company’s profitability. The Plan is designed to encourage a “team effort” as all of the senior management participants are rewarded under the Plan if the Targets are achieved and none of them are rewarded under the Plan if the Targets are not achieved. Bonuses under the Plan are earned and paid only to the extent the Company’s Total Operating Income equaled certain designated percentages of Total Net Revenues. Plan criteria were met with respect to fiscal 2007, 2009 and 2010 so that bonuses were earned and paid, but no bonuses were earned or paid under the Plan with respect to fiscal 2008 as the Plan’s targeted performances were not achieved. See “Senior Management Incentive Bonus Plan” herein.

Process for Determining Executive Compensation

Dr. Grodman’s 2004 seven year employment agreement was due to expire in October 2011. Dr. Grodman negotiated the terms of his new employment agreement directly with the Compensation Committee which did not have specific performance objectives for the Company to achieve in the future but believed that the steady increase in each of the past four years in the Company’s net revenues and profits were to a significant degree attributable to Dr. Grodman’s leadership as president and chief executive officer. The Committee believed it was important for the Company and its stockholders to secure Dr. Grodman’s services for another seven years. In addition, the Compensation Committee relied in part on executive compensation studies furnished by Compensation Resources, Inc. See “Rationale for Current Agreements with Three Executive Officers”.

Mr. Dubinett and Mr. Singer have employment contracts which periodically are extended for relatively short periods. They each negotiate the terms of their contracts including their Base Compensation with Dr. Grodman who then recommends the terms to the Compensation Committee for approval. Since fiscal 2008, the Base Compensation and the increase in Base Compensation in each year for Mr. Dubinett and for Mr. Singer have been identical. This is because in the opinion of Dr. Grodman and the Compensation Committee, each of such executive officers has performed his duties flawlessly and to distinguish between them in compensation could cause the Company to lose the services of one of them. The relative short term of each of their employment agreements could allow for early termination if Dr. Grodman or the Compensation Committee is not satisfied with either officer’s performance. Furthermore, the increases in their Base Compensation in each of the past three fiscal years have been as follows and such increases include automatic increases in fiscal years 2008 and 2010 based upon increases in the Consumer Price Index.

Increases in Base Compensation for Each of

Mr. Dubinett and Mr. Singer Over the Prior Three Fiscal Years

	Amount	Percentage Increase*
Fiscal 2008	$39,585	12%
Fiscal 2009	18,490	5%
Fiscal 2010	19,075	5%

* Includes increases in fiscal 2008 and fiscal 2010 due to increases in the Consumer Price Index.

In addition to their Base Compensation, Dr. Grodman, Mr. Dubinett and Mr. Singer have been and are participants in the Company’s Senior Management Incentive Compensation Plans.

Rationale for Current Employment Agreements with the Three Executive Officers

In December 2010, the Compensation Committee approved a new employment agreement (the “New Contract”) with Dr. Grodman ensuring that he would continue to serve as president of the Company through October 31, 2017.  The New Contract superseded the employment agreement then in effect and due to expire on October 31, 2011 (the “Old Contact”).  In negotiating Dr. Grodman’s New Contract, the Compensation Committee relied in part on executive compensation studies furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”). After taking into account the compensation paid to the chief executive officers of a peer group of nine publicly owned clinical testing laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory CP of America Holdings) CRI concluded that Dr. Grodman’s compensation package under the Old Contract was below (by over 20%) the comparable value delivered to the chief executive officers in the peer group and that Dr. Grodman’s compensation in its totality under the New Contract was within a reasonable comparable range. The nine peer group publicly owned clinical testing laboratories used as a benchmark by CRI were;

Bioclinica Inc.

Genoptix Inc

Laboratory CP of Amer Hldgs

Medtox Scientific Inc.

Neogenomics Inc.

Orchid Cellmark Inc.

Psychemedics Corp.

Quest Diagnostics Inc.

Response Genetics Inc.

The Compensation Committee also determined that the Base Compensation paid with respect to fiscal 2010, and the terms of the extension agreements with Messrs. Dubinett and Singer, were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2010 compared with the corresponding period in fiscal 2009. Furthermore, after a review of the base compensation paid to the named executive officers of the following companies, namely Alliance Healthcare Services, Inc., Bioclinica Inc., Genoptix Inc., Insight Health Svcs Hldg Corp, Laboratory Cp of America Hldgs, Medtox Scientific Inc., Quest Diagnostics Inc. and Radnet Inc., the Compensation Committee concluded that the base compensation to be paid to Messrs. Grodman, Dubinett and Singer for fiscal 2010 was well within the range of the base compensation levels of the named executive officers at such other companies and was appropriate.

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

Disclosure of performance based targets for the Company’s Senior Management Incentive Bonus Plans for fiscal years 2008, 2009 and 2010.

In each of the last three fiscal years (2008, 2009 and 2010), the Compensation Committee adopted a Senior Management Incentive Plan for that year which it believed would incentivize Senior Management to push to achieve operating results which the Committee believed would inure to the benefit of stockholders as well as management. Each Plan provided goals which the Committee believed could only be achieved through extraordinary team efforts by Senior Management and was designed to incentivize Senior Management to operate the Company in the most efficient manner possible. While not specifically emulating any specific company or companies, the Compensation Committee took into consideration the economy in general and the goals of the Company that it wished to reward, namely to improve Company margins within attainable goals for management.  The national economic climate changed in 2008 after the 2008 Plan had been implemented and in the subsequent years the Committee felt a more conservative reward was consistent with the national economic conditions and reduced the maximum bonus accordingly.  In 2009, the Committee felt that the incentive would be more competitive if it broke it into separate parts while not changing the overall goals and rewards of the plan.  The Committee has at all times sought to provide a mechanism to reward outstanding efforts that enhance shareholder value without impacting the finances of the Company.  The following is a description of each Plan. The Compensation Committee has adopted a similar plan for fiscal 2011. Any bonuses required to be paid under the provision of any of the Senior Management Incentive Bonus Plans were required to be paid to each participant on the pro-rata formula established upon the adoption of the Plan and not at the discretion of the Compensation Committee.

The 2008 Senior Management Incentive Bonus Plan (the “2008 Plan”) included 13 members of Senior Management, including the Company’s three executive officers, as participants. The 2008 Plan provided for bonuses only in the event the Company’s Total Operating Income for the 2008 fiscal year exceeded 10.49% of Net Revenues. Under the 2008 Plan, the bonus varied from 10% to 50% of the participant’s gross wages to the extent Total Operating Income as a percentage of Net Revenues varied from not less than 10.50% to 14.50% or more, provided that the maximum bonus to be paid to a participant could not exceed 50% of the participant’s annual wages in fiscal 2008.

The 2009 Senior Management Incentive Bonus Plan (the “2009 Plan”) was structured similar to the 2008 Plan and included 14 members of Senior Management, including the Company’s three executive officers, as participants. The 2009 Plan provided for bonuses only in the event the Company’s Total Operating Income for the 2009 fiscal year exceeded 10.49% of Net Revenues. Under the 2009 Plan, the bonus varied from 10% to 25% of the participant’s gross wages to the extent Total Operating Income as a percentage of Net Revenues varied from not less than 10.50% to 12.00% or more, provided the maximum bonus to be paid to a participant could not exceed 25% of the participant’s annual wages in fiscal 2009.

The 2010 Senior Management Incentive Bonus Plan (the “2010 Plan”) included 17 members of Senior Management, including the Company’s three executive officers, as participants. The 2010 Plan was based on two separate financial formula calculations. The first formula (“Formula One”) provided for bonuses only in the event the Company’s Total Operating Income for the 2010 fiscal year equaled or exceeded 10.75% of Net Revenues. Under Formula One, the bonus varied from 4% to 10% of the participant’s gross wages as Total Operating Income as a percentage of Net Revenue varied from not less than 10.74% to 12.76%, provided that the maximum bonus to be paid under Formula One to a participant could not exceed 10% of the participant’s annual wages in fiscal 2010.

The second formula (“Formula Two”) provided for bonuses based on the percentage increase in the Company’s Operating Income from fiscal 2009 (the “Base Year”) to fiscal 2010. A bonus to each participant with respect to Formula Two would only be payable if the Company’s Operating Income in fiscal 2010 exceeded by at least 24.99%, the Company’s Operating Income in fiscal 2009.

Under Formula Two, the bonus varied from 6% to 15 % of the participant’s gross wages as the percentage increase in the Company’s Operating Income in fiscal 2010 compared to fiscal 2009 varied from not less than 24.99% to in excess of 39.99% provided that the maximum bonus to be paid under Formula Two to a participant could not exceed 15% of the participant’s annual wages in fiscal 2010.

See Item 11 — the “Summary Compensation Table”, column (g) “Non-Equity Incentive Plan Compensation” as to the bonuses paid under the Senior Management Incentive Compensation Plan with respect to fiscal 2010 and 2009. No bonuses were earned under the Senior Management Incentive Compensation Plan with respect to fiscal 2008.

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
Joseph Benincasa
Harry Elias
Gary Lederman

Item 13.  Certain Relationships and Related Transactions, and Director Independence

No material transactions occurred between the Company and related parties during fiscal 2010.  See item 11 herein and footnote 7 to the consolidated financial statements.

It is the Company’s policy that transactions involving related persons (excluding executive officer compensation which is determined by the Compensation Committee) are to be presented to and assessed by the independent members of the board of directors. Related persons include the Company’s directors and executive officers, immediate family members of the directors and executive officers, and certain large security holders and their family members. If the determination is made that a related person has or may have a material direct or indirect interest in any Company transaction and that the amount involved equals or exceeds $120,000, the Company’s independent directors will review, approve and ratify the transaction, if appropriate, and the transaction will be disclosed if required under SEC rules. If the related party at issue is a director of the Company or a family member of a director, then that director will not participate in the relevant discussion and review.

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2008 through 2010.

Director Independence

The Company’s “independent” directors as independence is defined by Rule 4200(a)(15) of The NASDAQ Stock Market Rules are as follows:

Joseph Benincasa

Harry Elias

Gary Lederman

John Roglieri M.D.

They also comprise all of the members of the Audit Committee, the Compensation Committee and the Nominating Committee.

Item 8.    Financial Statements and Supplementary Data

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

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	10/31/2010	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies (a component of Other Assets)	$1,523	—	$1,523	—

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

Net service revenues are determined utilizing gross service revenues net of contractual allowances.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.   Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  Bad Debt represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment.  These two calculations are routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net service revenues.

	October 31
	2010	2009	2008

Gross Revenues	$1,902,573	$1,423,287	$1,039,030

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	281,002	247,333	199,543
All Other Third Party and Direct Payors*	1,163,547	813,300	538,416
Total Contractual Adjustments and Discounts	1,444,549	1,060,633	737,959

Net Service Revenues	$458,024	$362,654	$301,071

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

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