Form 10-Q
period 2011-07-31
BIO REFERENCE LABORATORIES INC
filed 2011-09-06
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,949,900 shares of Common Stock ($.01 par value) at September 6, 2011.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

July 31, 2011

Item 1

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

ASSETS

	July 31,	October 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$19,154	$17,779
Accounts Receivable - Net	148,709	129,122
Inventory	9,133	6,193
Other Current Assets	4,574	2,820
Deferred Tax Assets	20,771	16,883
TOTAL CURRENT ASSETS	202,341	172,797

PROPERTY AND EQUIPMENT - AT COST	78,395	67,250
LESS: Accumulated Depreciation	(34,669)	(30,420)
PROPERTY AND EQUIPMENT - NET	43,726	36,830

OTHER ASSETS:
Deposits	845	1,389
Goodwill - Net	22,608	22,608
Intangible Assets - Net	7,224	8,226
Other Assets	720	1,523
Deferred Tax Asset	1,448	758

TOTAL OTHER ASSETS	32,845	34,504

TOTAL ASSETS	$278,912	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2011	2010
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$37,607	$36,972
Accrued Salaries and Commissions Payable	9,529	9,769
Accrued Taxes and Expenses	5,767	6,685
Revolving Note Payable - Bank	30,978	26,154
Current Maturities of Long-Term Debt	1,263	1,217
Capital Lease Obligations - Short-Term Portion	2,893	2,541
TOTAL CURRENT LIABILITIES	88,037	83,338

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	5,920	4,336
Long - Term Debt — Net of Current Portion	4,947	3,319
Other Long Term Acquisition Payable	735	750
TOTAL LONG-TERM LIABILITIES	11,602	8,405

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,947,900 and 27,794,204 at July 31, 2011 and at October 31, 2010, respectively	280	278

Additional Paid-In Capital	45,562	44,562
Retained Earnings	133,431	107,548

TOTAL SHAREHOLDERS’ EQUITY	179,273	152,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$278,912	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2011	2010	2011	2010

NET REVENUES:	$148,029	$121,719	$407,345	$331,428

COST OF SERVICES:
Depreciation and Amortization	2,828	2,223	8,079	6,201
Employee Related Expenses	32,340	26,386	93,763	76,435
Reagents and Laboratory Supplies	26,106	20,821	73,348	55,875
Other Cost of Services	13,323	10,659	36,279	30,110
TOTAL COST OF SERVICES	74,597	60,089	211,469	168,621

GROSS PROFIT ON REVENUES	73,432	61,630	195,876	162,807

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,007	824	2,971	2,279
General and Administrative Expenses	33,699	29,677	97,333	82,054
Bad Debt Expense	20,317	16,188	55,133	45,221
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	55,023	46,689	155,437	129,554

INCOME FROM OPERATIONS	18,409	14,941	40,439	33,253

OTHER (INCOME) EXPENSE:
Interest Expense	459	403	1,224	1,115
Interest Income	(43)	(40)	(121)	(108)
Other (Income) Expense	—	—	(6,656)	—
TOTAL OTHER (INCOME) EXPENSES - NET	416	363	(5,553)	1,007

INCOME BEFORE INCOME TAXES	17,993	14,578	45,992	32,246
Provision for Income Taxes	7,912	6,565	20,109	14,442

NET INCOME	$10,081	$8,013	$25,883	$17,804

NET INCOME PER COMMON SHARE - BASIC:	$0.36	$0.29	$0.93	$0.64
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,941,233	27,815,204	27,915,189	27,767,264

NET INCOME PER COMMON SHARE - DILUTED:	$0.36	$0.29	$0.92	$0.63
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,147,179	28,098,319	28,123,558	28,098,319

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

[UNAUDITED]

	Nine months ended
	July 31
	2011	2010
OPERATING ACTIVITIES:
Net Income	$25,883	$17,804
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	11,050	8,480
Deferred Income Tax (Benefit) Expense	(4,578)	(3,170)
Stock Based Compensation	40	290
(Gain) Loss on Disposal of Fixed Assets	1,852	292
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(26,462)	(26,369)
Provision for Doubtful Accounts	6,875	7,602
Inventory	(2,940)	(1,900)
Other Current Assets	(1,754)	(380)
Other Assets	803	(134)
Deposits	544	(786)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	194	1,773

NET CASH - OPERATING ACTIVITIES	11,507	3,502

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(12,169)	(12,348)
Business Acquisitions and Related Costs	(250)	(1,917)

NET CASH - INVESTING ACTIVITIES	(12,419)	(14,265)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(865)	(892)
Payments of Capital Lease Obligations	(2,152)	(2,056)
Increase (Decrease) in Revolving Line of Credit	4,824	13,433
Proceeds from Exercise of Options	480	632

NET CASH - FINANCING ACTIVITIES	2,287	11,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,375	354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,779	16,995

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$19,154	$17,349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,208	$1,067
Income Taxes	$23,685	$19,246

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the nine month periods ended July 31, 2011 and July 31, 2010, the Company entered into capital leases totaling $4,088 and $1,717 respectively.

During the nine month periods ended July 31, 2011 and July 31, 2010, the Company wrote-off approximately $5,962 and $5,920 of furniture and equipment that were fully depreciated.

During the nine month period ended July 31, 2011, the Company disposed of certain equipment with an initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

During the nine month periods ended July 31, 2011 and July 31, 2010, the Company recorded approximately $40 and $40 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

During the nine month period, ended July 31, 2010, the Company financed the acquisition of certain assets of Lenetix for $5,490.  See Note 11 for additional information regarding this acquisition.

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

[2] The consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes for the year ended October 31, 2010 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K as amended by Form 10-K/A.

[3] The significant accounting policies followed by the Company are set forth in Note 2 to the Company’s consolidated financial statements in the October 31, 2010 Form 10-K including any amendments thereto as applicable.

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

Inputs used in the valuation techniques to derive fair values are classified based on a three level hierarchy where Level 1 is having the highest priority and Level 3 having the lowest priority is as follows:

		Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
	7/31/2011	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies	$720	—	$720	—

As of July 31, 2011, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission.  Any such material events are disclosed in these notes if and when they occur.

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

	Three Months Ended		Nine Months Ended
	July 31, 2011		July 31, 2011
	[Unaudited]		[Unaudited]
	2011	2010	2011	2010
Gross Service Revenues	$652,019	$504,664	$1,804,921	$1,358,513

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	78,249	73,920	215,792	208,114
All Other Third Party Payors*	425,741	309,025	1,181,784	818,971
Total Contractual Adjustments and Discounts	503,990	382,945	1,397,576	1,027,085

Net Service Revenues	$148,029	$121,719	$407,345	$331,428

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

[6]  It is typically the responsibility of the patient to pay for laboratory service bills.  Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI.  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.   BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors.  Contractual credits are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance.   BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature.  Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.  Bad debt expense is recorded within selling, general and administrative expenses.  BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible.  For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful.  Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off.  Third party payor accounts are written off when they exceed the payor’s timely filing limits.  Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	31-Jul-11	31-Oct-10

Contractual Credits/Discounts	$245,517	$186,372
Doubtful Accounts	42,029	34,904
Total Allowance	$287,546	$221,276

[7] In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  This update was issued to increase transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, leading to an impaired ability by outside users of financial statements to make accurate comparisons and analyses of financial statements between entities. ASU No. 2011-07 requires changes to the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue, and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts.  This update is not designed and will not change the net income reported by healthcare entities.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We do not expect that this update will have any material impact on the company’s consolidated financial statements. We do not expect that we will be required to change our presentation of the statement of operations because the Company does not recognize revenues that it does not expect to collect and this update specifically exempts companies who follow that methodology from its application.

[8] The following disclosures present certain information on the Company’s intangible assets as of July 31, 2011 (Unaudited) and October 31, 2010. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

July 31, 2011

(Unaudited)

	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,291	$2,282
Covenants Not-to-Compete	5	4,305	4,042	263
Patents and Licenses	17	5,297	618	4,679

Totals		$14,175	$6,951	$7,224

October 31, 2010

	Weighted-Average Initial		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,138	$2,435
Covenants Not-to-Compete	5	4,305	3,457	848
Patents and Licenses	17	5,297	354	4,943

Totals		$14,175	$5,949	$8,226

The aggregate intangible amortization expense for the three months ended July 31, 2011 and 2010 was $334 and $364, respectively, and for the nine months ended July 31, 2011 and 2010 was $1,002 and $949, respectively. The estimated intangible asset amortization expense for the fiscal year ending October 31, 2011 and thereafter is as follows:

Year Ended	Amortization
October 31,	Expense
2011	$334
2012	567
2013	558
2014	551
2015	526
Thereafter	4,688
Total	$7,224

[9] In May 2008, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“the bank”).  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $40,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for interest on advances to be subject to the bank’s prime rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charges on Eurodollar borrowings range from 1% to 4% and are determined based upon certain financial ratios achieved by the Company.  At July 31, 2011, the Company had elected to have all of the total advances outstanding to be subject to the bank’s prime rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2012 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of July 31, 2011, the Company utilized $30,978 of the available credit under this revolving note payable loan agreement.

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a nine year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of July 31, 2011 is approximately $1,042.

In December 2010, The Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of July 31, 2011 is approximately $5,169.

[10] The provision for income taxes for the three months ended July 31, 2011 consists of a current tax provision of $9,723 and a deferred tax benefit of $1,811.  The provision for income taxes for the nine months ended July 31, 2011 consists of a current tax provision of $24,687 and a deferred tax benefit of $4,578.  The provision for income taxes for the three months ended July 31, 2010 consists of a current tax provision of $7,241 and a deferred tax benefit of $676.  The provision for income taxes for the nine months ended July 31, 2010 consists of a current tax provision of $17,278 and a deferred tax benefit of $2,836.

On July 31, 2010, the Company had a current deferred tax asset of $16,262 and a long-term deferred tax asset of $544 included in other assets.  On July 31, 2011 the Company had a current deferred tax asset of $20,771 and a long-term deferred tax asset of $1,448 included in other assets.

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

[14] SUBSEQUENT EVENTS.

On August 5, 2011, a date subsequent to the financial statements covered in this report, the Company acquired all of the authorized, issued and outstanding shares of The Genetics Center, Inc. (“GCI”), a New York corporation engaged in the clinical laboratory business with principal place of business in Smithtown, New York for $800 in cash.

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

COMPARISON OF THIRD QUARTER 2011 VS THIRD QUARTER 2010

[In Thousands Except Per Share Data, Or Unless Otherwise Noted]

NET REVENUES:

Net revenues for the three month period ended July 31, 2010 were $121,719 as compared to $148,029 for the three month period ended July 31, 2011; which represents a 22% increase in net revenues. This increase is due to a 20% increase in patient counts and an increase in revenue per patient of 2% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient.  The number of patients serviced during the three month period ended July 31, 2011 was 1,745 which was 20% greater when compared to the prior fiscal year’s three month period. Net revenue per patient for the three month period ended July 31, 2010 was $82.70 compared to net revenue per patient of $84.20 for the three month period ended July 31, 2011, an increase of $1.50 or 2%.

During the three month period ended July 31, 2011, we increased our sales force by approximately 4%.  This increase was mainly in the specialty testing services we market nationally.  We believe that this increase in the sales personal together with continued efforts by our existing sales force greatly contributed to the 20% increase in patient counts.

While there is always uncertainty as to the sustainability of such growth in the future, we believe that our historical performance of 20% compound annual growth rate for the past 17 years, the current demand for our services and our continued corporate focus on strategic growth, together with our expertise in the industry, should enable us to sustain continued strong growth in the near future.  Going beyond that, however, the Company’s revenues and patient counts could be adversely affected by a number of factors including, but not limited to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors, or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 17 years of sustained growth.

COST OF SERVICES:

Cost of Services increased from $60,089 for the three month period ended July 31, 2010 to $74,597 for the three month period ended July 31, 2011, an increase of $14,508 or 24%.  This increase in Cost of Services is basically in line with the increase in sales.  The Company’s reagents and laboratory supplies expense increased by 25% that is similar to the increase in net sales.  Our vehicle operating expenses increased by 37% due to the higher cost of fuel.  Our medical waste removal expense increased 119% as the result of processing additional tests.  We expect this trend to continue.

GROSS PROFITS:

Gross profits increased from $61,630 for the three month period ended July 31, 2010 to $73,432 for the three month period ended July 31, 2011, an increase of $11,802 or 19%.  Gross profit margin decreased to 50% from 51%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending July 31, 2010 were $46,689 as compared to $55,023 for the quarter ended July 31, 2011, an increase of $8,334 or 18%. This increase is in line with the increase in net revenues.  Marketing expenses increased 17% predominantly due to increase in our sales force and expenses related to promotional materials and supplies.  We expect this trend to continue in the immediate future.

INTEREST EXPENSE:

Interest expense increased to $459 during the three month period ending July 31, 2011 from $403 during the three month period ended July 31, 2010. This increase is due to an increase in PNC Bank’s credit line utilization.

INCOME:

We realized net income of $10,081 for the three month period ended July 31, 2011, as compared to $8,013 for the three month period ended July 31, 2010, an increase of $2,068 or 26%.  Pre-tax income for the period ended July 31, 2011 was $17,993, compared to $14,578 for the three month period ended July 31, 2010, an increase of $3,415 or 23%.  The provision for income taxes increased from $6,565 for the three month period ended July 31, 2010 to $7,912 for the period ended July 31, 2011.

NINE MONTHS 2011 COMPARED TO NINE MONTHS 2010

NET REVENUES:

Net Revenues for the nine month period ended July 31, 2010 were $331,428 as compared to $407,345 for the nine month period ended July 31, 2011; this represents a 23% increase in net revenues. This increase is due to a 21% increase in patient counts and an increase in revenue per patient of 2%.  The number of patients serviced during the nine month period ended July 31, 2010 was 4,917 which was 21% greater when compared to the prior fiscal year’s nine month period. Net revenue per patient for the nine month period ended July 31, 2010 was $80.73, compared to net revenue per patient for the nine month period ended July 31, 2011 of $82.21, an increase of $1.48 or 2%.

During the nine month period ended July 31, 2011 we increased our sales force by approximately 15%.  This increase was mainly in the specialty testing services we market nationally.  We believe that this increase in the sales personal together with continued efforts by our existing sales force greatly contributed to the 21% increase in patient counts.

While there is always uncertainty as to the sustainability of such growth in the future, we believe that our historical performance of 20% compound annual growth rate for the past 17 years, the current demand for our services and our continued corporate focus on strategic growth, together with our expertise in the industry, should enable us to sustain continued strong growth in the near future.  Going beyond that, however, the Company’s revenues and patient counts could be adversely affected by a number of factors including, but not limited to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors, or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 17 years of sustained growth.

COST OF SERVICES:

Cost of Services increased to $211,469 for the nine month period ended July 31, 2011 from $168,621 for the nine month period ended July 31, 2010. This represents a 25% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

The Company’s reagents and laboratory supplies expense increased by 31% due to higher cost of specialty testing.  Our medical waste removal expense increased 90% as the result of processing additional tests.  We expect this trend to continue.

GROSS PROFITS:

Gross profits on net revenues increased to $195,876 for the nine month period ended July 31, 2011 from $162,807 for the nine month period ended July 31, 2010; an increase of $33,069 (20%). Gross profit margins decreased to 48% from 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine month period ended July 31, 2010 were $129,554 as compared to $155,437 for the nine month period ended July 31, 2011.  This represents an increase of $25,883 or 20%. This increase is in line with the increase in net revenues.  Marketing expenses increased 26% predominantly due to increase in our sales force and expenses related to promotional materials and supplies.  We expect this trend to continue in the immediate future.

INTEREST EXPENSE:

Interest expense increased to $1,224 during the nine month period ending July 31, 2011 as compared to $1,115 during the nine month period ending July 31, 2010, an increase of $109.  This increase is due to an increase in PNC Bank’s credit line utilization.

INCOME:

We realized net income of $25,883 for the nine month period ended July 31, 2011 as compared to $17,804 for the nine month period ended July 31, 2010, an increase of 45%.  Pre-tax income for the period ended July 31, 2011 was $45,992 as compared to $32,246 for the period ended July 31, 2010, an increase of $13,746 (43%). The provision for income taxes increased from $14,442 for the period ended July 31, 2010, to $20,109 (39%) for the current nine month period. Our tax rate decreased from 45% to 44%.  The refund of New York State Laboratory Inspection and Reference Fees of $1,087 received by the Company in April 2011 and the refund of New Jersey Sales and Use Tax of $6,480 accrued for during the first quarter of fiscal 2011 caused our pre tax income and our net income to increase at a grater rate than the increases in our net revenue.  Since both these refunds are not routine, we do not expect this trend to continue.

LIQUIDITY AND CAPITAL RESOURCES :

Our working capital at July 31, 2011 was $114,304 as compared to $89,459 at October 31, 2010 an increase of $24,845. Our cash position increased by $1,375 during the current period. We increased our short term debt by $4,824 and borrowed an additional $1,674 in long term debt. We had current liabilities of $88,037 at July 31, 2011. We generated $11,507 in cash from operations for the nine month period ended July 31,2011 compared to generating $3,502 in cash from operations for the nine month ended July 31, 2010, an overall increase of $8,005 in cash generated from operations year over year.  This nine month increase, however, is mostly related to the sales tax refund and state laboratory fee refund the Company received.

Accounts receivable, net of allowance for doubtful accounts, totaled $148,709 at July 31, 2011, an increase of $19,587 from October 31, 2010 or 15%. This increase was primarily attributable to an increase in revenue.  Cash collected during the three month period ended July 31, 2011 increased 20% over the comparable three month period in 2010.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent to which such actions will be taken if at all.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2011 was 92 days, a decrease of 2 day, or 2%, from the 94 days that we reported for the period ended July 31, 2010.  However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

See notes to our Consolidated Financial Statements for information on the Company’s long term debt.

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

Our cash balance at July 31, 2011 totaled $19,154 as compared to $17,779 at October 31, 2010.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2011.

Impact of Inflation - To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Notes to our Consolidated Financial Statements for a discussion of new authoritative pronouncements.

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

	Three Months Ended		Nine Months Ended
	July 31, 2011		July 31, 2011
	[Unaudited]		[Unaudited]
	2011	2010	2011	2010
Gross Service Revenues	$652,019	$504,664	$1,804,921	$1,358,513

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	78,249	73,920	215,792	208,114
All Other Third Party Payors*	425,741	309,025	1,181,784	818,971
Total Contractual Adjustments and Discounts	503,990	382,945	1,397,576	1,027,085

Net Service Revenues	$148,029	$121,719	$407,345	$331,428

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

Accounting for Contractual Credits and Doubtful Accounts

It is typically the responsibility of the patient to pay for laboratory service bills.  Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI.  In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests.   BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors.  Contractual credits are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance.   BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature.  Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.  Bad debt expense is recorded within selling, general and administrative expenses.  BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible.  For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful.  Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off.  Third party payor accounts are written off when they exceed the payor’s timely filing limits.  Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	31-Jul-11	31-Oct-10

Contractual Credits/Discounts	$245,517	$186,372
Doubtful Accounts	42,029	34,904
Total Allowance	$287,546	$221,276

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

We do have exposure to both rising and falling interest rates. At July 31, 2011, advances of approximately $37,607 under our Loan Agreement with PNC Bank were subject to interest charges at the Bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at July 31, 2011 was approximately $204 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $31.

Item 4 — CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 5.    Other Information.

None.

Item 6.

EXHIBITS
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman, M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: September 6, 2011