Form 10-K
period 2011-10-31
BIO REFERENCE LABORATORIES INC
filed 2012-01-13
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐.  [not required]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or in any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer.” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $704,188,409 based upon the last sale price for the Common Stock on April 30, 2011, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 9, 2012, there were 27,949,900 shares of Common Stock issued and outstanding

PART I

Special Note

Throughout this Annual Report on form 10-K, the number of shares and the price per share have been adjusted to reflect the Company’s 2-for-1 stock split effective on April 22, 2010.

Forward Looking Statements

Statements included in this Annual Report on Form 10-K (Annual Report) that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, many of which are beyond our ability to control or predict. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of Bio-Reference Laboratories, Inc. and its subsidiaries. Statements looking forward in time are included in this report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods to be materially different from any future performance suggested herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. While many aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward.  Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about 42% of all our costs consist of employee compensation and benefits.  Revenues are recognized at the time the services are performed and are reported at the estimated net realizable amounts from patients, third-party payors and others for services rendered including prospectively determined adjustments under reimbursement agreements with third-party payors.  These adjustments are accrued on an estimated basis in the period the services are rendered and adjusted in future periods as final settlements are determined.  These estimates are reviewed and adjusted, if warranted, by senior management on a monthly basis.  We believe that our estimates and assumptions are correct.  Several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Risk Factors” as well as elsewhere herein including:

Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of CLIA, or those of state laboratory licensing laws;

Failure to comply with HIPAA, which could negatively impact profitability and cash flows;

FDA regulation of Laboratory Developed Tests and clinical laboratories;

Failure to comply with federal and state anti-kickback laws;

Failure to maintain the security of patient-related information;

Failure to comply with the Federal Occupational Safety and Health Administration requirements and the recently passed Needlestick Safety and Prevention Act;

Failure to comply with federal and state laws and regulations related to submission of claims for our services;

Changes in regulation and policies, including increasing downward pressure on health care reimbursement;

Efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

Failure to timely or accurately bill for our services;

Our failure to integrate newly acquired businesses and the costs related to such integration;

Increased competition, including price competition;

Our ability to attract and retain experienced and qualified personnel;

Our failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

Adverse litigation results; and

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services.

Item. 1. - Business

Overview

We are a clinical testing laboratory offering testing, information and related services to physician offices, clinics, hospitals, employers and governmental units.  We believe that we are the fourth largest full-service laboratory in the United States and the largest independent regional laboratory in the Northeastern market. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.  We primarily focus on esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional health care.

We currently process approximately 6.7 million laboratory test requisitions each year. A requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be invoiced for the tests. We have a network of 98 patient service centers located in the Northeast (primarily in New York metropolitan super-regional area) for collection of patient specimens.  We currently conduct business in most New York State counties, as well as in most of New Jersey and Maryland as well as some parts of Pennsylvania, Delaware and Connecticut. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area.

In addition to our clinical testing operations, we operate a clinical knowledge management service through our PSIMedica business unit.  This system uses customer data from laboratory results, pharmaceutical data, claims data and other data sources to provide administrative and clinical decision support systems that enable our customers to provide quality and efficient healthcare to their populations.

We also operate a web-based connectivity portal solution for laboratories and physicians through our CareEvolve subsidiary. We use this portal ourselves to provide laboratory ordering and results as well as connectivity to our physician customers.  We also market and license this connectivity solution to other laboratories throughout the country.

We are a New Jersey corporation. We are the successor to Med-Mobile, Inc., a New Jersey corporation that was organized in 1981. Our executive offices are located at 481 Edward H. Ross Drive, Elmwood Park, NJ  07407, and our telephone number is 201-791-2600. In this Form 10-K, we may at times refer to ourselves and our subsidiaries as “we,” “us” or “the Company.”

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generated approximately $61 billion in annual revenue in 2011.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 60% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 35% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

Commencing with the advent of managed care cost containment in the 1990s, the industry has been impacted by the rapid growth of managed care arrangements, increasingly stringent government regulation and escalating numbers of investigations into fraud and abuse. Among other things, these factors have led to revenue and profit declines for many smaller and mid-sized clinical laboratories, and industry consolidations. As a result, fewer but larger commercial clinical laboratories have emerged with greater economies of scale, more effective compliance with government billing regulation and other laws and a better approach to pricing their services, and these changes have resulted in improved profitability for these larger commercial laboratories.  In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

We believe that the clinical laboratory testing industry will continue to experience growth in testing volume due to the following factors:

the aging of the population of the United States;

patient awareness of the value of laboratory tests;

a decrease in the cost of tests;

the development of sophisticated and specialized tests for early detection of disease and disease management;

the diagnosis and monitoring of infectious diseases, such as AIDS and Hepatitis C;

increased recognition of early detection and prevention as a means of reducing healthcare costs;

the emergence of employer-sponsored wellness programs; and

additional research and development in genomics.

In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

Business Strengths and Focus

We operate as a national oncology laboratory through our GenPath business unit.  Our expertise in cancer pathology and diagnostics as well as molecular diagnostics has enabled GenPath to grow as a national provider.

Our innovative technology platform for sexually transmitted infections has enabled us to expand from a regional service offering to a national offering with specimens coming from throughout the contiguous 48 states in the area of Women’s Health, through our GenPath business unit.

GeneDx, our wholly owned subsidiary, is our genetics laboratory and is typically recognized as the leading national laboratory for testing of rare and ultra-rare genetic diseases.

We have one of the largest regional marketing staffs of any laboratory in the country, with about 250 managers and sales and service representatives working for us. We have groups dedicated to the Metropolitan regional market, the Oncology market, the Women’s Health market, the Genetic testing market and the Correctional Health market.  We are currently building a new marketing group that will cross over into the genetics and Women’s Health groups to market to physicians who offer pre-natal testing.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased by approximately 35%.

We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, seeks to combine laboratory data with these other data elements in order to provide actionable analytics designed to help to improve the quality and efficiency of healthcare.

Strategy

We seek to continue our strong growth not only through our marketing organization, new technologies and superior service, but also by providing value-added analytics in conjunction with laboratory results.  Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. The principal components of our strategy to achieve our mission are as follows:

capitalize on our position within the clinical market;

lead in providing medical information;

provide the highest quality service; and

pursue strategic growth opportunities, both through development of new testing services and through acquisitions.

Our Testing Services

Our laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 40% and esoteric testing generates approximately 60% of our net revenues.

Routine Testing

Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs. Below is an abbreviated list of some commonly ordered routine tests:

Blood cell counts

Cholesterol levels

HIV-related tests

Pregnancy

Substance abuse

Urinalysis

We perform these tests at our main processing facility in Elmwood Park, New Jersey.  We operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. Tests results are delivered via driver or electronically.

Esoteric Tests

We also perform esoteric tests that require sophisticated equipment and materials, highly skilled personnel and professional attention.  These tests are ordered less frequently than routine tests.  They are also generally priced higher than routine tests. Esoteric tests are typically related to the following medical fields:

Endocrinology (the study of glands and their hormone secretions)

Genetics (the study of chromosomes, genes and their protein products)

Immunology (the study of the immune system)

Microbiology (the study of microscopic forms of life)

Molecular diagnostics (the study of genetic content for disease information)

Oncology (the study of abnormal cell growth)

Serology (the study of body fluids)

Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetic testing at our leased facilities in at our main processing facility in Elmwood Park, Smithtown, NY, Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility.

PSIMedica—Medical Information

Our PSIMedica business unit is based on a clinical knowledge management, or CKM, system that uses data derived from various disparate sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory results data and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data to facilitate comprehensive and meaningful analysis. The data is maintained on multiple levels enabling review of data from the global level to the granular transactional detail.  The system includes a base set of queries that provide basic functionality and also provides on-line real-time ad hoc query capability enabling the user to customize analysis to the needs of the user’s organization. In addition to the basic queries provided by the system, PSIMedica Quality Indicators, or PQI,  provide comprehensive, disease-state-oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the user with standards and outcome predictors on a medical standards basis.  We are using PSIMedica to market value-added clinical laboratory services to bulk purchasers of clinical laboratory solutions, as well as marketing our PSIMedica programs to businesses such as health plans, integrated delivery networks, disease management companies, insurers, clinical trial companies and other healthcare providers that benefit from the ability of the system to combine both clinical and administrative analysis.

CareEvolve—Connectivity Solutions

Through our CareEvolve subsidiary, we offer a physician-based connectivity solution.  This system provides a complex, sophisticated portal for ordering laboratory services and delivering laboratory results, along with ancillary connectivity services.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice needs, as well as to handle their clinical laboratory ordering and reporting.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. An organization that has a contract with us, such as a clinic or governmental agency, may be both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients.  During fiscal year 2011, no single client accounted for more than 10% of our net revenues.

The following table reflects our estimate of the breakdown of net revenue by type of payor for the fiscal years ended October 31, 2009, 2010, and 2011.

	Fiscal Year Ended October 31,
	2011	2010	2009

Direct Patient Billing	2%	3%	4%
Commercial Insurance	61%	53%	49%
Professional Billing	17%	20%	22%
Medicare	19%	22%	23%
Medicaid	1%	2%	2%
	100%	100%	100%

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations imposed by third-party payors. Medicare and Medicaid, or CMS, reimbursements are based on fee schedules set by governmental authorities.

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

Our bad debt expense is not the result of credit-related issues, as is the case in most industries. Our bad debt expense is due primarily to missing or incorrect demographic and billing information on our requisitions.  We depend on the healthcare provider to supply us with this information. We perform the tests and report the test results as requested on the requisition regardless of whether the demographic and billing information is correct or even missing altogether. We then attempt to obtain missing and to correct incorrect information. This adds to the complexity, slows the invoicing process and generally increases the aging of our accounts receivable. When all issues are not resolved in a timely manner, the item is written-off to bad debt expense through the allowance for doubtful accounts. Other items such as pricing differences and payor disputes also complicate billing. Adjustments to receivables as a result of these types of matters are accounted for as revenue adjustments and are not written-off to bad debt expense.

Sales and Marketing

We employ full and part-time sales and marketing representatives. With about 250 managers and sales and service representatives working for us, we have groups dedicated to the New York metropolitan regional market, the oncology market, the women’s health market, the genetic testing market and the correctional health market.  We are currently building a new marketing group that will cross over into the genetics and women’s health groups to market to physicians who offer pre-natal testing.

All of our sales and marketing personnel operate in a dual capacity, as both marketing and client support representatives. This ensures that all of our salespersons are intimately involved with the client. We believe that this is extremely helpful in client retention, since it provides a strong connection between our physician clients and us.

Client Service Coordinators

We utilize the services of full and part-time client service coordinators at our Elmwood Park, Clarksburg and Gaithersburg facilities, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and supplements the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician immediately via telephone in order to assist speedy medical resolution of patient problems.

Logistical Support

We employ full and part-time couriers. Our couriers pick up patient specimens from and deliver printed reports to physician offices, nursing homes, clinics and correctional facilities.

Acquisitions

In 2006, we acquired GeneDx, a diagnostic genetic testing laboratory providing services to national and international customers. GeneDx specializes in testing for rare, ultra-rare and complex genetic conditions through the use of DNA sequencing. In 2007, we introduced the first commercially available genome-wide oligonucleotide microarray analysis testing useful for the diagnosis of, among other conditions, developmental disorders.  In 2008, we were the first commercial laboratory in the world to offer NextGen (high speed computerized sequencing) to analyze multi-gene conditions.  These innovations have significantly grown GeneDx’s business. The success and growth of GeneDx can be attributed to both the unique nature of our testing and the highly experienced clinicians and researchers who run the business.

On March 2, 2010, we completed the acquisition of Lenetix Medical Screening Laboratory, Inc., a clinical testing laboratory located in Mineola, New York.  The laboratory performs both clinical laboratory diagnostic testing and genetic testing.

On August 5, 2011, we acquired The Genetics Center, Inc., a New York corporation engaged in the clinical laboratory business with its principal place of business in Smithtown, New York

We retained the staffs of these laboratories and continue to operate at the same locations.

Competition

We compete with three types of providers in a highly fragmented and competitive industry: hospital laboratories, physician-office laboratories and other independent clinical laboratories. Our major competitors in the New York metropolitan area are two of the largest national laboratories, Quest Diagnostics (DGX) and Laboratory Corporation of America (LH). Although we are much smaller than these national laboratories, we believe that we compete successfully with them in our region due to our innovative testing services and our level of service.  .We believe our responses to medical consultation are faster and more personalized than those of the national laboratories. Our client service staff deals only with basic technical questions and those that have medical or scientific significance are referred directly to our senior scientists and medical staff.

Quality Assurance

In order to provide accurate and precise clinical information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. We hold the required Federal and state licenses necessary for the operation of a clinical laboratory at our facilities in New Jersey, New York, Maryland, Massachusetts, Texas and Ohio. We submit to vigorous proficiency tests (or surveys) for all tests that we perform. We are also subject to unannounced inspections from the various state and federal licensing agencies.

Our laboratories are accredited by the College of American Pathologists, or CAP.  This accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. CAP is an independent organization of board certified pathologists approved by the Center for Medicare and Medicaid Services (CMS), to inspect clinical laboratories in order to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988, or CLIA.

We have a Quality Assurance Committee, headed by a Quality Assurance Coordinator and composed of supervisors from all of our departments.  The Committee meets each day to assess and evaluate our laboratory quality.  Based on the information received from the Committee, recommendations are made to correct conditions that have led to errors.  Management, department supervisors and members of the Committee continually monitor laboratory quality.  Depending on the test, two or three levels of quality control materials are run in each analytical assay to enhance precision and accuracy.  Patient population statistics are evaluated each day. Testing of highly abnormal samples is repeated to maximize accuracy.

We believe that all of these procedures are necessary, not only in maintaining Federal and state licensing, but also in assuring a quality product.  We believe that our high standards of quality are an important factor in client retention.

Regulation of Our Clinical Laboratory Operations

The clinical laboratory industry is highly regulated and subjected to significant and changing Federal and state laws and regulations. These laws and regulations affect key aspects of our business, including licensure and operations, billing and payment for laboratory services, sales and marketing interactions with ordering physicians, security and confidentiality of health information, and environmental and occupational safety.  Oversight by government officials includes regular inspections and audits.  Failure to comply with applicable requirements, which are sometimes vague or indefinite, may result in substantial fines, criminal penalties, or other enforcement actions, such as suspension or revocation of a clinical laboratory’s license. Changes in regulations often increase the cost of testing or processing claims.  Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including in our pricing, billing and/or marketing practices in a manner that could adversely affect operations.  We seek to and believe that we do conduct our business in compliance with all applicable laws and regulations.  Set forth below are highlights of the key regulatory areas applicable to our business.

Reimbursement for Laboratory Services

We typically bill third party payors such as Medicare, Medicaid, Governmental programs and private insurers for our services.  Billing for clinical testing services is very complicated, and our payers often have different coverage, billing and reimbursement requirements, and change those requirements on an ongoing basis.  Also, submissions of our claims are particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principals.  The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule. If ordering physician requisitions contain incorrect or incomplete information, we may also be unable to collect reimbursement from payers.  The increased use of electronic ordering reduces, but does not eliminate, the incidence of missing or incorrect information.

In addition, both government and private sector payers have engaged in ongoing efforts in recent years to contain or reduce health care costs, including reimbursement for clinical laboratory services.  The combination of complex billing requirements and ongoing pressure with respect to reimbursement levels, presents substantial challenges to the clinical laboratory business.  Through the March 2010 adoption of the Patient Protection and Affordable Care Act and the companion Healthcare and Education Reconciliation Act in the United States, which is referred to as the “healthcare reform law,” substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage, coupled with measures to cut Medicare spending for most health care services, including clinical laboratories.  The changes contemplated by the healthcare reform law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule for anatomical pathology services, and the clinical laboratory fee schedule for our clinical laboratory services. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

For most of the tests performed for Medicare beneficiaries or Medicaid recipients, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. Part B of the Medicare program contains fee schedule payment methodologies for clinical laboratory services, and the Medicare approach and reimbursement levels often serve as a benchmark for commercial payers.  Payment under Medicare is generally the lesser of billed charges, the local fee for a geographic area, and a national limitation amount that is set at a percent of the median of all local fee schedule amounts for each laboratory test code.  Each year, subject to federal legislation, fees may be updated for inflation based on the percentage change in the Consumer Price Index, or CPI.  From 2004 through 2008 the clinical laboratory fee schedule remained frozen, with no CPI increases.  Then, for the first time in five years, as of January 1, 2009 laboratories received a 4.5% across the board increase in reimbursements.  For 2010, the clinical laboratory fee schedule was decreased by 1.9 percent. For 2011, under the healthcare reform law, it was decreased by 1.75 percent, the first of a series of such annual reductions effective from 2011 to 2015.

Under the Medicare framework, the national limitation amount for clinical laboratory services had been reduced in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges, and a number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing Medicare reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  We are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from Medicare, which could have a material adverse effect on us.

Also, Medicare and other payers have expressed some concern regarding “billed charges” reporting by large clinical laboratories, in light of the common practice, among major clinical laboratories, of providing discounted pricing to certain clients that order testing services on a “bulk” basis, such as certain physicians, hospitals, and other institutions, resulting in economies of scale and relatively low administrative costs, as compared with the higher fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).   If this issue were decided in a manner that required the downward adjustment of billed charges reporting, it could adversely affect the Company.

Clinical Laboratory Improvement Amendments of 1988 (“CLIA”)

CLIA extends Federal licensing requirements to all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, based on the complexity of the tests they perform.  CLIA also establishes a stringent proficiency testing program for laboratories and includes substantial sanctions, such as suspension, revocation or limitation of a laboratory’s CLIA certificate (which is necessary to conduct business), cancellation or suspension of the laboratory’s approval to receive Medicare and Medicaid reimbursement, and significant fines and/or criminal penalties.

CLIA, and its implementing regulations, includes quality standards (establishing Federal quality standards for all clinical laboratories); application and user fee requirements; and enforcement procedures.  The quality standard regulations establish varying levels of regulatory scrutiny depending upon the complexity of testing performed.  Under these regulations, a laboratory that performs only one or more of routine “waived” tests may apply for a waiver from most requirements of CLIA.  We believe that most tests performed by physician office laboratories will fall into either the “waived” or the “moderately complex” category.  The latter category applies to simple or automated tests and generally permits existing personnel in physicians’ offices to continue to perform testing under the implementation of systems that insure the integrity and accurate reporting of results, establishment of quality control systems, proficiency testing by approved agencies, and biannual inspection.

Under CLIA, the company remains subject to state and local laboratory regulations.   CLIA provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and some states require additional personnel qualifications, quality control, record maintenance and other requirements.

Our laboratory completed its first CLIA inspection under CLIA guidelines and received its certificate of compliance effective February 7, 1996. It has been reinspected since on a bi-annual basis and found to be in compliance.  We believe the Company is in compliance with all applicable federal and state laboratory requirements.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. We have implemented a comprehensive voluntary compliance program adhering to the standards set forth in the Model Compliance Program. In addition, under the healthcare reform law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  This mandate has not yet been implemented with respect to clinical laboratories, and HHS has not yet provided a time frame for implementation.

Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”)

Both as a health care provider of clinical laboratory services, and in connection with the services we furnish to health plans and others as a business associate though medical information services, we are required to comply with federal and state laws that protect the privacy and security of certain healthcare and personal information.  These include HIPAA, which establishes comprehensive standards with respect to the privacy and security of medical information, including requirements for safeguarding electronic protected health information, and comprehensive standards regarding uses and disclosures of protected health information.  The HIPAA standards create a complex regulatory framework, including penalties for non-compliance, requirements to respond to patient requests to review and amend their medical records, certain limitations regarding the use of patient information, and notification obligations in the event of certain breaches of patient information.   In addition to HIPAA, we are required to abide by various state laws protecting healthcare information, that impose standards that are stricter than those of HIPAA, such as state laws governing sensitive health information regarding HIV status and genetic testing.

HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.  The federal Health Information Technology for Economic and Clinical Health, or HITCH, Act, strengthened and expanded HIPAA, including with respect to breach notification obligations, the extension of a number of HIPAA requirements directly to business associates, heightened penalties and enforcement provisions (including requiring HHS to conduct periodic audits to confirm compliance), and the extension of enforcement authority over HIPAA to state attorney generals.

In addition, HIPAA requires health care providers, such as clinical laboratories, and other covered entities, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  The Company believes it is in compliance in all material respects with the current rules.  With respect to these rules, January 1, 2012 is a compliance date for all HIPAA-covered entities, such as the Company, to conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard, called Version 5010.  CMS is requiring this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2013.  The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards.  However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payors, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including reimbursement rates.

Laboratory Developed Tests (LDTs)

The federal Food and Drug Administration, or FDA, has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing.  High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs.  The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices.  However, the FDA has been considering changes in the way laboratories are allowed to offer these LDTs, and during 2010 publicly announced that it will be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury.  The FDA has not announced a framework or timetable for implementing its announced approach.  Depending upon the manner in which this new regulatory framework is implemented, there may be an adverse affect on Company operations.

Fraud and Abuse Regulations

Since we supply services that are reimbursed by U.S. federally funded programs such as Medicare and Medicaid, therefore our activities are also subject to regulation by CMS and enforcement by the Office of Inspector General, or OIG, within the HHS. A provision of the U.S. Social Security Act known as the “Anti-Kickback Law” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a government health care program. Many states have similar laws. Courts have interpreted this law very broadly, including holding that a violation has occurred if even one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. There are statutory and regulatory exceptions (known as safe harbors) that outline arrangements that are deemed lawful. However, the fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Law. In sum, even legitimate business arrangements between the Company and referral sources, such as physicians, could lead to scrutiny by government enforcement agencies, and require extensive company resources to respond to government investigations. Violations of the Anti-Kickback Law may be punished by civil and criminal penalties and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. The healthcare reform law strengthened provisions of the Anti-Kickback Law.

The federal “Stark Law” or “self-referral” prohibition, subject to certain exceptions, prohibits payment under Medicare or Medicaid for certain designated health services, including, among others, clinical laboratory services, where the referring physician has a financial relationships with the entity that furnishes the clinical laboratory service.   The applicable exceptions permitting federal reimbursement generally require written agreements and fair market value payments that do not vary based upon the volume or value of referrals.   Many states have similar self-referral laws that regulate the financial relationships between referring physicians and clinical laboratories, which extend to all referrals, not only referrals for services reimbursed by Medicare or Medicaid.   Another federal law, known as the “Anti-Markup Rule,” and similar state laws, address the practice of an independent clinical laboratory performing and then billing to the ordering physician a component of a diagnostic test, such as diagnostic pathology services, where the ordering physician bills the test to Medicare.  In this circumstance, penalties may apply to the physician if Medicare or other payor is billed at a rate that exceeds the laboratory’s charges to the physician, and the laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim, if it advised the physician to submit claims to payers in violation of these provisions.

The federal False Claims Act, or FCA, is violated by any entity that “presents or causes to be presented” knowingly false claims for payment to the federal government and many states have similar laws that apply to governmental and private payors. In addition, the healthcare reform law amended the FCA to create a cause of action against any person who knowingly makes a false statement material to an obligation to pay money to the government, or knowingly conceals or improperly decreases an obligation to pay or transmit money or property to the government. For the purposes of these recent amendments, an “obligation” includes an overpayment, which is defined broadly to include “any funds that a person receives or retains under Medicare and Medicaid to which the person, after applicable reconciliation, is not entitled . . . .”

                                                The FCA is commonly used to sue those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. Courts and government officials have found that “false claims” can result not only from noncompliance with the express requirements of applicable governmental reimbursement programs, such as Medicare and Medicaid, but also from noncompliance with other laws, such as provisions of the Food, Drug and Cosmetic Act, or laws that require quality care in service delivery. In addition, the healthcare reform law amended the Anti-Kickback Law to specify that a claim to federal health care programs that includes items or services resulting from a violation of the Anti-Kickback Law constitute a false claim under the FCA.  The qui tam or whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded, with tremendous potential financial gain to private citizens in the event they prevail. When a private party brings a whistleblower action under the FCA, the defendant is not made aware of the lawsuit until the government starts its own investigation or makes a decision on whether it will intervene. Many states have enacted similar laws that also apply to claims submitted to commercial insurance companies. The bringing of any FCA action could require us to devote resources to investigate and defend the action. Violations of the FCA could result in enormous economic liability. The law provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000.

Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives, and within the past few years federal and state governments continue to strengthen their enforcement efforts, such as through new laws that increase funding, powers and remedies to pursue suspected cases of fraud and abuse.  We believe we operate lawfully within these statutes; however, we cannot predict if some of our practices may be interpreted as violating these statutes and regulations.

Waste Management, Health and Safety

We are subject to federal and state laws and regulations regarding the protection of the environment, the health and safety of employees, and the handling, transportation and disposal of medical specimens, and infectious and hazardous wastes.  For example, federal regulations require licensure of interstate transporters of medical waste. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act, or CMWMA, which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration which is retained by us. These records are audited by the State of New Jersey on a yearly basis. We are also subject to the Federal Hazardous Materials Transportation Law, 49 U.S.C. 5101 et seq., and the Hazardous Materials Regulations, or HMR, 49 CFR parts 171-180.   In addition, the federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace programs to protect workers from exposure to blood-borne pathogens, such as HIV and the hepatitis B virus, including work practice controls, protective clothing and equipment, training, vaccinations and other measures designed to minimize hazardous exposures.

Intellectual Property Rights

The Company relies on a combination of patents, trademarks, copyrights, trade secrets and nondisclosure and non-competition agreements to establish and protect its proprietary technology. The Company has filed and obtained numerous patents and regularly files patent applications, when appropriate, to establish and protect its proprietary technology.  The Company believes, however, that no single patent, technology, trademark, intellectual property asset or license is material to its business as a whole.

Insurance

We maintain professional liability insurance.  We believe that our present insurance coverage is sufficient to cover currently estimated exposures, but we cannot assure that we will not incur liabilities in excess of the policy limits.  In addition, although we believe that we will be able to continue to obtain adequate insurance coverage, we cannot assure that we will be able to do so at acceptable cost.

Employees

At October 31, 2011, we had 2,438 full-time and 717 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing, in logistics and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

Available Information

Our Internet website address is www.bioreference.com.  Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the Securities and Exchange Commission, or SEC, and are available in print to any stockholder who requests a copy.  Additionally, the charters of the standing committees of our board of directors are available on our website under “Board Committee Charters”. Information on our website shall not be deemed incorporated into, or to be a part of, this Annual Report on Form 10-K.

The public may also read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all other information set forth in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. They are not, however, the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely affect our business, financial condition or results of operations. This report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Special Note Regarding Forward Looking Statements”.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts.  CLIA extends federal licensing requirements to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency.  The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we are subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records.

We cannot assure you that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Failure to comply with HIPAA, including regarding the use of new “standard transactions,” may negatively impact our profitability and cash flows.

Pursuant to HIPAA, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information, as well as standards for electronic transactions, including specified transaction and code set rules.   Under recent HITECH amendments to HIPAA, the law was expanded, including to require certain data breach notification, direct patient access to laboratory records, the extension of certain HIPAA privacy and security standards directly to business associates, and to heighten penalties for noncompliance, and enforcement efforts.   While the Company maintains policies and procedures to comply with HIPAA, HHS has not yet issued final regulations to implement all HITECH requirements, and while the Company believes compliance will increase Company costs, it is difficult to predict precisely the costs involved.

In addition, the HIPAA transaction standards are complex, and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payors or the our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. In addition, new requirements for additional standard transactions, such as claims attachments, Version 5010 of the HIPAA Transaction Standards and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. We are working closely with our payors to establish acceptable protocols for claim submission and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

FDA regulation of Laboratory Developed Tests (“LDTs”) and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers.  These tests have been traditionally offered by nearly all complex laboratories for the last few decades.  The FDA, which regulates the development and use of medical devices, has claimed regulatory authority over LDTs, but has exercised enforcement discretion with respect to most LDTSs offered by high complexity laboratories, and not required these laboratories to comply with FDA regulations regarding medical devices.  During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA has not announced a framework or timetable for implementing its new regulatory approach. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals.

Federal and state anti-kickback laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs.  Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Federal and state anti-referral laws, including the Stark Law, prohibit physicians from referring their Medicare or other federally funded healthcare program patients or specimens to healthcare providers with which the physicians or their immediate family members have a financial relationship involving some types of health services. The financial relationships covered by these prohibitions include clinical laboratory services such as those provided by us. Some state laws also contain similar prohibitions that apply without regard to the payor of reimbursement for the services.   Violations of federal anti-kickback and Stark laws may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.  States may impose similar penalties.   In addition, submitting claims to Medicare and Medicaid, or other federal or state payers The U.S. healthcare reform law significantly strengthened provisions of the Federal False Claims Act, Medicare and Medicaid Anti-Kickback provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations.  There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud, and through a number of legislative measures, including the recent healthcare reform law, federal funding available for combating health care fraud and abuse has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General (“OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and train our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

Failure to maintain the security of patient-related information or compliance with security requirements could damage our reputation with customers, cause it to incur substantial additional costs and become subject to litigation.

We receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. A compromise in our security systems that results in client or patient personal information being obtained by unauthorized persons or our failure to comply with security requirements for financial transactions could adversely affect our reputation with our clients and others, as well as our results of operations, financial condition and liquidity. It could also result in litigation against us or the imposition of penalties.

Failure to comply with environmental, health and safety laws and regulations, including the federal Occupational Safety and Health Administration Act, the Needlestick Safety and Prevention Act and the Comprehensive Medical Waste Management Act, could result in fines and penalties and loss of licensure, and have a material adverse effect upon our business.

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

We are subject to licensing and regulation under federal, state and local laws and regulations relating to the protection of the environment and human health and safety, including laws and regulations relating to the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials, as well as regulations relating to the safety and health of laboratory employees. The federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

Waste management is subject to federal and state regulations governing the transportation and disposal of medical waste including bodily fluids.  Federal regulations require licensure of interstate transporters of medical waste. In New Jersey, we are subject to the Comprehensive Medical Waste Management Act (“CMWMA”), which requires us to register as a generator of special medical waste. All of our medical waste is disposed of by a licensed interstate hauler.  The hauler provides a manifest of the disposition of the waste products as well as a certificate of incineration, which is retained by us. These records are audited by the State of New Jersey on a yearly basis. We are also subject to the Federal Hazardous materials transportation law, 49 U.S.C. 5101 et seq., and the Hazardous Materials Regulations (HMR), 49 CFR parts 171-180. The federal government has classified hazardous medical waste as hazardous materials for the purpose of regulation. These regulations preempt state regulation, which must be “substantively the same,” “the non-federal requirement must conform “in every significant respect to the federal requirement. Editorial and other similar de minimis changes are permitted,” 49 CFR 107.202(d).

Failure to comply with federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which would have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements us, which may be costly.

We conduct our clinical laboratory testing business in a heavily regulated industry and changes in regulations or violations of regulations could, directly or indirectly, harm our operating results and financial condition.

The clinical laboratory testing industry is highly regulated and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. Areas of the regulatory environment that may affect our ability to conduct business include, without limitation:

federal and state laws applicable to billing and claims payment;

federal and state laboratory anti-mark-up laws;

federal and state anti-kickback laws;

federal and state false claims laws;

federal and state self-referral and financial inducement laws, including the federal physician anti-self-referral law, or the Stark Law;

coverage and reimbursement levels by Medicare and other governmental payors and private insurers;

federal and state laws governing laboratory licensing and testing, including CLIA;

federal and state laws governing the development, use and distribution of diagnostic medical tests known as laboratory developed tests or “LDTs”;

HIPAA, along with the revisions to HIPPA as a result of the HITECH Act, and analogous state laws;

federal, state and foreign regulation of privacy, security, electronic transactions and identity theft;

federal, state and local laws governing the handling, transportation and disposal of medical and hazardous waste;

Occupational Safety and Health Administration rules and regulations;

changes to laws, regulations and rules as a result of the healthcare reform law; and

changes to other federal, state and local laws, regulations and rules, including tax laws.

These laws and regulations are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Failure to comply with complex federal and state laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for our services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted. Submission of our claims is particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principles. The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule. In November 2010, CMS announced that it would require a physician signature on all requisitions for laboratory services reimbursed under the Clinical Laboratory Fee Schedule, a requirement that could be very difficult for all laboratories, including ours, to implement. However, due to concerns raised by the laboratory industry, CMS announced that it intended to reverse this policy and return to the prior rule, under which no physician signature was required on requisitions for tests paid under the clinical laboratory fee schedule. If CMS were to implement the physician signature policy at some point in the future, it could further complicate our billing and documentation process.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission of claims violate the federal False Claims Act or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000. We could be adversely affected if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

Changes in regulation and policies, including increasing downward pressure on health care reimbursement, may adversely affect reimbursement for diagnostic services and could have a material adverse impact on our business.

Reimbursement levels for health care services are subject to continuous and often unexpected changes in policies, and we face a variety of efforts by government payors to reduce utilization and reimbursement for diagnostic testing services. Changes in governmental reimbursement may result from statutory and regulatory changes, retroactive rate adjustments, administrative rulings, competitive bidding initiatives, and other policy changes.

In 2010, the U.S. Congress passed legislation relating to health care reform, including the Patient Protection and Affordable Care Act, and the Health Care and Education Affordability Reconciliation Act of 2010, referred to as the healthcare reform law.  The healthcare reform law included two separate reductions in the reimbursement rates for our clinical laboratory services under the clinical laboratory fee schedule.  First, it included a “productive adjustment” (which was 1.2 percent for 2011).  Second, it included an additional 1.75 percent reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services.  These reimbursement cuts could adversely affect our business.

The U.S. Congress has considered, at least yearly in conjunction with budgetary legislation, changes to one or both of the Medicare fee schedules under which we receive reimbursement, which include the physician fee schedule for anatomical pathology services, and the clinical laboratory fee schedule for our clinical laboratory services. For example, currently there is no copayment or coinsurance required for clinical laboratory services, although there is for our physician services. However, Congress has periodically considered imposing a 20 percent coinsurance on laboratory services. If enacted, this would require us to attempt to collect this amount from patients, although in many cases the costs of collection would exceed the amount actually received.

Our reimbursement for our anatomic pathology services is governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. As the use of this formula often results in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2010, Congress acted to prevent reductions in reimbursement through December 31, 2011, and Congress acted again in 2011 to prevent significant reductions for 2012.  If Congress fails to take such action, it could adversely affect our business.  A substantial portion of our anatomic pathology services are billed under a single code (CPT 88305) and our revenue and business may be adversely affected if the reimbursement rate associated with that code is reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Other legislative changes have been proposed since the passage of the healthcare reform law that could also affect reimbursement for our services. For example, the Budget Control Act of 2011 creates a Joint Select Committee on Deficit Reduction, which is tasked with recommending proposals to reduce spending. In the event that the Joint Committee is unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, or Congress does not pass the Committee’s recommendations without amendment by 16 December 23, 2011, an automatic reduction is triggered. These automatic cuts would also be made to Medicare, and would result in aggregate reductions to Medicare payments to providers of up to 2 percent per fiscal year, starting in 2013.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

We also face efforts by non-governmental third-party payors, including healthcare plans, to reduce utilization and reimbursement for clinical testing services.

The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capped payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The healthcare reform law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payor rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Failure to timely or accurately bill for our services could have a material adverse effect on our business

Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payors, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

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

Failure of us, third-party payors or physicians to comply with Version 5010 Transactions or the ICD-10-CM Code Set could adversely impact our reimbursement.

We are within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. The compliance date for Version 5010 is January 1, 2012; the compliance date for ICD-10-CM Code Set is October 1, 2013. We will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. The failure of us, third party payors or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business

We may be unable to obtain or maintain adequate patent or other proprietary rights for our products and services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

cease developing, performing or selling products or services that incorporate the challenged intellectual property;

obtain and pay for licenses from the holder of the infringed intellectual property right;

redesign or reengineer our tests;

change our business processes; or

pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement held to be willful.

Discontinuation or recalls of existing testing products; failure to develop, or acquire, licenses for new or improved testing technologies; or our clients using new technologies to perform their own tests could adversely affect our business.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume and revenue.

The clinical laboratory industry is subject to changing technology and new product introductions. Our success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on its ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our esoteric testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.

In addition, advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by our clients could reduce the demand for its laboratory testing services and negatively impact its revenues.

Currently, most clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby is subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it impractical for most physicians to operate clinical laboratories in their offices, and other laws limit the ability of physicians to have ownership in a laboratory and to refer tests to such a laboratory. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home or physician office use to both physicians and patients. Diagnostic tests approved for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight. Other tests meeting certain FDA criteria also may be classified as “waived” for CLIA purposes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control for classifying the complexity of tests for CLIA purposes. Increased approval of “waived” test kits could lead to increased testing by physicians in their offices or by patients at home, which could affect our market for laboratory testing services and negatively impact our revenues.

Clinicians or patients using our services may sue us, and our insurance may not sufficiently cover all claims brought against us, which will increase our expenses.

The development, marketing, sale and performance of healthcare services expose us to the risk of litigation, including professional negligence. Damages assessed in connection with, and the costs of defending, any legal action could be substantial. We may be faced with litigation claims that exceed our insurance coverage or are not covered under any of our insurance policies. In addition, litigation could have a material adverse effect on our business if it impacts our existing and potential customer relationships, creates adverse public relations, diverts management resources from the operation of the business, or hampers our ability to otherwise conduct our business.

A failure to integrate newly acquired businesses and the costs related to such integration could have a material adverse impact on our net revenues and profitability.

The successful integration of any business that we may acquire entails numerous risks, including, among others:

issues related to revenue recognition and/or cash collections;

loss of key customers or employees;

difficulty in consolidating redundant facilities and infrastructure and in standardizing information and other systems;

failure to maintain quality of services that we and any such acquired companies have historically provided;

coordination of geographically separated facilities and workforces; and

diversion of management’s attention from our day-to-day business.

We cannot assure you that current or future acquisitions, if any, or any related integration efforts will be successful, or that our business will not be adversely affected by any future acquisitions. Even if we are able to successfully integrate the operations of companies or businesses that we may acquire in the future, we may not be able to realize the benefits that we expect to result from such integration, including projected cost savings.

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism and other criminal activities.

Our operations may be adversely impacted by the effects of extreme weather conditions, natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors in the New York metropolitan area, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assurance you that we will be able to compete successfully with such entities in the future.

The clinical laboratory business is intensely competitive both in terms of price and service. Pricing of laboratory testing services is often one of the most significant factors used by health care providers and third-party payors in selecting a laboratory. As a result of the clinical laboratory industry undergoing significant consolidation, larger clinical laboratory providers are able to increase cost efficiencies afforded by large-scale automated testing.

This consolidation results in greater price competition. We may be unable to increase cost efficiencies sufficiently, if at all, and as a result, our net earnings and cash flows could be negatively impacted by such price competition.  We may also face increased competition from companies that do not comply with existing laws or regulations or otherwise disregard compliance standards in the industry.  Additionally, we may also face changes in fee schedules, competitive bidding for laboratory services or other actions or pressures reducing payment schedules as a result of increased or additional competition.

Additional competition, including price competition, could have a material adverse impact on our net revenues and profitability.

An inability to attract and retain experienced and qualified personnel could adversely affect our business.

The loss of key management personnel or the inability to attract and retain experienced and qualified employees at our clinical laboratories and research centers could adversely affect our business. Our success is dependent in part on the efforts of key members of our management team, including Marc D.  Grodman, M.D., our founder, president and chief executive officer. Success in maintaining our leadership position in genomic and other advanced testing technologies will depend in part on our ability to attract and retain skilled research professionals. In addition, the success of our clinical laboratories also depends on employing and retaining qualified and experienced laboratory professionals, including specialists, who perform clinical laboratory testing services. In the future, if competition for the services of these professionals increases, we may not be able to continue to attract and retain individuals in its markets. Our net revenues and earnings could be adversely affected if a significant number of professionals terminate their relationship with us or become unable or unwilling to continue their employment.

Our outstanding debt may impair our financial and operating flexibility.

As of October 31, 2011, we had approximately $24,529 million of debt outstanding.  Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

We or our subsidiaries may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from November 1, 2008 through October 31, 2011, the trading price of our common stock fluctuated from a high of $25.99 per share to a low of $9.78 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

changes in expectations as to future financial performance or buy/sell recommendations of securities analysts;

our, or a competitor’s, announcement of new products or services, or significant acquisitions, strategic partnerships, joint ventures or capital commitments;

the operating and stock price performance of other comparable companies; and adverse publicity.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may lead to volatility in the price of our common stock, regardless of our operating performance. Moreover, our stock has limited trading volume, and this illiquidity may increase the volatility of our stock price.

In the past, following periods of volatility in the market price of an individual company’s securities, securities class action litigation often has been instituted against that company. The institution of similar litigation against us could result in substantial costs and a diversion of management’s attention and resources, which could negatively affect our business, results of operations or financial condition.

Certain provisions of our charter, by-laws and New Jersey law may delay or prevent a change of control of our company.

Our certificate of incorporation, as amended, requires the approval of 80% of our outstanding shares for any merger or consolidation unless the business combination has been approved or authorized by our board of directors. As a New Jersey corporation with a class of securities registered with the SEC, we are governed by certain provisions of the New Jersey Business Corporation Act that also restrict business combinations with shareholders owning 10% or more of our outstanding shares (or other “interested stockholders” as the term is defined by the New Jersey Shareholders’ Protection Act) for a period of five years after such interested shareholder achieves such status unless the business combination is approved by our board of directors prior to the shareholder becoming an interested shareholder. The New Jersey Shareholders’ Protection Act also restricts business combinations with an interested shareholder after the five-year period unless the transaction receives the approval of two-thirds of the shares outstanding, exclusive of the shares held by the interested shareholder or the transaction satisfies certain fair price requirements. In addition, with certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve.

A failure to obtain and retain new clients and business  partners, a loss of existing clients or material contracts, or a reduction in tests ordered or specimens submitted by existing clients, could impact our ability to successfully grow our business.

To offset efforts by payors to reduce the cost and utilization of clinical laboratory services, we need to obtain and retain new clients and business partners. In addition, a reduction in tests ordered or specimens submitted by existing clients, without offsetting growth in our client base, could impact our ability to successfully grow our business and could have a material adverse impact on our net revenues and profitability. We compete primarily on the basis of the quality of testing, reporting and information systems, reputation in the medical community, the pricing of services and ability to employ qualified personnel. Our failure to successfully compete on any of these factors could result in the loss of clients and a reduction in our ability to expand our customer base.

Adverse results in material litigation matters could have a material adverse effect upon our business.

We may become subject in the ordinary course of business to material legal action related to, among other things, intellectual property disputes, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to our reputation with clients, which could have a material adverse effect upon our business.

Failure in our information technology systems could significantly increase testing turn-around time or billing processes and otherwise disrupt our operations.

Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of our recently acquired subsidiaries, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party. Failure of our information technology systems could adversely affect our business, profitability and financial condition.

A significant deterioration in the economy could negatively impact testing volumes, cash collections and the availability of credit.

Our operations are dependent upon ongoing demand for diagnostic testing services by patients, physicians, hospitals and others. A significant downturn in the economy could negatively impact the demand for diagnostic testing as well as the ability of patients and other payors to pay for services ordered. In addition, uncertainty in the credit markets could reduce the availability of credit and impact our ability to meet our financing needs in the future.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services and in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

The provision of clinical testing services, including anatomic pathology services, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

Similarly, negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

The failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses.

Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Item 1B. Unresolved Staff Comments

None.

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2011.

Location	Purpose	Type of Occupancy
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Houston, TX	Pathology Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased

We believe that each of these facilities as presently equipped has the production capacity for its currently foreseeable level of operations. We also lease additional space for patient service centers throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

Item 3. - Legal Proceedings

At October 31, 2011 and at the date of this Report, we were not involved in any material legal proceedings.

Item 4. — Removed and Reserved

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed for trading on The NASDAQ Global Market System under the symbol “BRLI.”

The following table sets forth the range of high and low closing prices on the NASDAQ Stock Market for our Common Stock for the periods indicated.

Fiscal Year	Prices
2011	High	Low
First Quarter (11/1/2010-1/31/2011)	24.02	20.53
Second Quarter (2/1/2011-4/30/2011)	25.21	20.82
Third Quarter (5/1/2011-7/31/2011)	25.24	19.65
Fourth Quarter (8/1/2011-10/31/2011)	20.77	16.97

2010	High	Low
First Quarter (11/1/2009-1/31/2010)	20.20	15.77
Second Quarter (2/1/2010-4/30/2010)	24.63	18.81
Third Quarter (5/1/2010-7/31/2010)	24.26	20.69
Fourth Quarter (8/1/2010-10/31/2010)	22.79	18.51

On January 4, 2012 the last sale price for the Common Stock on NASDAQ was $16.27 per share.

Stockholders

At January 4, 2012, the number of record owners of the Common Stock was 275. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

On September 26, 2006 we issued 461,894 shares of our Common Stock in connection with the acquisition of the operating assets of GeneDx. These shares were valued for the purpose of this acquisition at $10.825 per share, the average closing price for the Common Stock on NASDAQ on the ten trading days immediately preceding the August 29, 2006 signing of the purchase agreement.  In each of December 2010, December 2009, December 2008 and December 2007, an additional 23,096 shares of our Common Stock were issued to the prior owners of GeneDx, as a result of GeneDx achieving certain operating results during the four annual measuring periods following the closing of the acquisition. A restrictive legend was placed on the certificates for the 461,894 shares and each of the share installments and stop transfer instructions were issued against the shares. The sellers represented that they were acquiring the stock for investment and not with a view to distribution. The shares were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933 in accordance with Section 4(2) of the Securities Act of 1933 on the basis that the transaction did not involve a public offering.

Issuer Purchases of Equity Securities

On November 11, 2011 (effective October 31, 2011) the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s Common Stock over the period ending October 31, 2012.  As of January 9, 2012, 105,450 shares had been repurchased under this authorization.

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from November 1, 2006, through October 31, 2011 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of nine companies during that same period.  Our peer group consisted of nine companies which are: Bioclinica, Inc., Genoptix, Inc. (included through October 31, 2010 as it was acquired by Novartis AG on March 8, 2011), Laboratory Corporation of America Holdings, MEDTOX Scientific, Inc., NeoGenomics, Inc., Orchid Cellmark Inc., Psychemedics Corporation, Quest Diagnostics Incorporated and Response Genetics, Inc. The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, in the peer group, and in the index on October 31, 2006 and its relative performance tracked through October 31, 2011. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth below shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

Item 6. -  Selected Financial Data

The following is a summary of our historical consolidated financial data for the periods ended and at the dates indicated below.  You are encouraged to read this information together with our audited consolidated financial statements and the related footnotes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

The historical consolidated financial data for the years ended October 31, 2011, 2010, and 2009 and as of October 31, 2011 and 2010 has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report.  The historical consolidated financial data for the years ended October 31, 2008 and 2007 and as of October 31, 2009, 2008, and 2007 has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended October 31,
	2011	2010	2009	2008	2007
	[In Thousands Except Per Share Data]
Operating Data:
Net Revenues	$558,642	$458,024	$362,654	$301,071	$250,431
Cost of Services	287,853	232,252	183,524	153,831	124,029
Gross Profit	270,789	225,772	179,130	147,240	126,402
General and Administrative Expenses	211,015	177,394	140,808	118,683	101,345
Income From Operations	59,774	48,378	38,322	28,557	25,057
Other Expenses [Income] - Net	(5,072)	1,415	(267)	1,866	2,150
Provision for Income Tax Expense	28,487	20,582	16,739	11,074	8,950
Net Income	$36,359	$26,381	$21,850	$15,617	$13,957
Net Income Per Share - Basic	$1.30	$0.95	$0.79	$0.57	$0.51
Net Income Per Share - Diluted	$1.29	$0.94	$0.78	$0.56	$0.51
Other Data:
Net Cash - Operating Activities	$30,946	$14,305	$24,366	$18,876	$5,897
Net Cash - Investing Activities	(15,542)	$(18,411)	$(10,807)	$(9,901)	$(7,774)
Net Cash - Financing Activities	(11,170)	$(5,790)	$(9,260)	$(8,176)	$4,820

	As of October 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total Assets	$283,259	$244,131	$197,390	$171,311	$154,574
Total Long-Term Liabilities	$10,978	$8,405	$8,378	$8,781	$9,557
Total Liabilities	$93,492	$91,743	$72,867	$69,771	$69,307
Working Capital	$124,266	$89,459	$75,984	$58,561	$48,747
Shareholder’s Equity	$189,767	$152,388	$124,523	$101,540	$85,267

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You are encouraged to read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related footnotes included at the end of this Annual Report.  This discussion and analysis contains forward-looking statements that involve risks and uncertainties.  See “Risk Factors” included elsewhere in this Annual Report for a discussion of some of the important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in the following discussion and analysis.  See “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report.

All amounts are presented in thousands, except share and per share amounts and per patient data.

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three US publicly traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and Bio-Reference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

During the fourth quarter of fiscal 2006, the Company acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, the Company believes that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health (“NIH”) in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  The Company believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It has been the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. In 2007, GeneDx introduced GenomeDx, a then new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. In 2008, GeneDx became the first commercial laboratory in the world to offer next generation (NextGen) sequencing (high-speed computer-based whole genome sequencing) and has since built up a comprehensive suite of cardiac arrhythmia panels, as well as other multi-gene testing panels, that have enhanced its reputation as a technology and service leader in the area of genetic testing.  The Company is already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs 13 genetic counselors and 129 geneticists to help patients and referring physicians and geneticists understand the meaning of the test results.

On March 2, 2010, the Company completed the purchase of Lenetix Medical Screening Laboratory, Inc. (“Lenetix”) from Lenetix and its sole stockholder.  These assets were utilized in Lenetix’s operation of a clinical testing laboratory located in Mineola, New York.  The laboratory performs both clinical laboratory diagnostic testing and genetic testing.

On August 5, 2011, the Company acquired all of the authorized, issued and outstanding shares of The Genetics Center, Inc. (“GCI”), a New York corporation engaged in the clinical laboratory business with principal place of business in Smithtown, New York.

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

Results of Operations

Fiscal Year 2011 Compared to Fiscal Year 2010

NET REVENUES:

Net revenues for the year ended October 31, 2011 were $558,642 as compared to $458,024 for the year ended October 31, 2010; this represents a 22% increase in net revenues. This increase is due to a 20% increase in patients serviced and a 2% increase in net revenue per patient. Our laboratory operations had net revenues of $454,308 in fiscal 2010 and $554,281 in fiscal 2011.

The number of patients serviced during the year ended October 31, 2011 was 6,739, which was 20% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2011 was $82.25 compared to net revenue per patient for the year ended October 31, 2010 of $81.03, an increase of $1.22 or 2% as a result of increases in esoteric testing.

During the fiscal year ended October 31, 2011, we increased our sales force by approximately 19% in the specialty testing services that we market nationally. This increase occurred in two phases: one in January 2011 and one in July of the same year. We believe that this increase in sales personnel accounted for a majority of the 20% increase in our patient volume. This allowed us to expand or increase our presence in sixteen states and we expect this trend to continue.

While there is always uncertainty as to the sustainability of such growth in the future, we believe that our historical performance of 20% compound annual growth rate for the past 17 years, the current demand for our services and our continued corporate focus on strategic growth, together with our expertise in the industry, should enable us to sustain continued strong growth in the near term.  Going beyond that, however, the Company’s revenues and patient counts could be adversely affected by a number of factors including, but not limited to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors, or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 17 years of sustained growth.

COST OF SERVICES:

Cost of Services for the year ended October 31, 2011 was $287,853 as compared to $232, 252 for the year ended October 31, 2010, an increase of 24% as compared to a 22% increase in net revenues.  The Company’s reagents and laboratory supplies expense increased by 29% due to the higher cost of specialty testing reagents.  Our vehicle operating expenses also increased by 25% due to the higher cost of fuel.  Our medical equipment repair costs increased by 44% year over year due to higher equipment utilization rate.  We expect these trends to continue.

GROSS PROFIT:

Gross profit on net revenues increased to $270,789 for the year ended October 31, 2011 from $225,772 for the year ended October 31, 2010; an increase of $45,017 (20%), primarily attributable to the increase in net revenues. Gross profit margins decreased to 48% for fiscal 2011 from fiscal 2010 rate of 49%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2011 were $211,015 as compared to $177,394 for the year ended October 31, 2010, an increase of $33,621 or 19%.  This is basically in line with the increase in net revenues.  Marketing expenses increased by 25% due to increases in our sales force together with substantial investment in marketing materials and we expect this trend to continue in the near future.

INTEREST EXPENSE:

Interest expense increased from $1,566 during the year ended October 31, 2010 to $1,747 during the year ended October 31, 2011; an increase of $181 or 12%. This increase is due to an increase in utilization of the PNC Bank line of credit, acquisition debt and capital leases. Management believes that this trend will continue in the near term due to the increase in utilization rates.

NET INCOME:

We realized net income of $36,359 for the twelve month period ended October 31, 2011 as compared to $26,381 for the twelve month period ended October 31, 2010, an increase of 38%.

Pre-tax income for the period ended October 31, 2011 was $64,846, as compared to $46,963 for the period ended October 31, 2010, an increase of $17,883 (38%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $20,582 for the period ended October 31, 2010, to $28,487 (38%) for the current twelve month period.

Our diluted net income per share went from $0.94 in fiscal 2010 to $1.29 in fiscal 2011, or $1.16 on a pro-forma basis (without taking into account the following non-recurring items: the New Jersey sales tax refund, the loss on sale of corporate aircraft and the New York excess laboratory fee refund)

Fiscal Year 2010 Compared to Fiscal Year 2009

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

Our diluted net income per share went from $0.78 in fiscal 2009, or $0.75 on a pro-forma basis (without taking into account the following non-recurring item: the restitution agreement) to $0.94 in fiscal 2010.

Liquidity and Capital Resources

Our working capital at October 31, 2011 was approximately $124,266 as compared to approximately $89,459 at October 31, 2010, an increase of $34,807 (39%). Our cash position increased by approximately $4,234 during the current period. We decreased our short term borrowing by approximately $7,522 and borrowed approximately $1,361 in long term debt. We had current liabilities of approximately $82,514 at October 31, 2011. We generated approximately $30,946 in cash from operations, an increase of approximately $17,541 as compared to the year ended October 31, 2010.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $148,060 at October 31, 2011, an increase of approximately $18,938 from October 31, 2010, or 15%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2011 increased 25% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	October, 31
	2011	2010	2009

Gross Revenues	$2,482,349	$1,902,573	$1,423,287

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	293,874	281,002	247,333
All Other Third Party and Direct Payors*	1,629,833	1,163,547	813,300
Total Contractual Adjustments and Discounts	1,923,707	1,444,549	1,060,633

Net Service Revenues	$558,642	$458,024	$362,654

Percent of Contractual Adjustments and Discounts To Gross Revenues	77.5%	74.5%	71.0%

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2011, 2010, and 2009. Between 2010 and 2011, contractual adjustments increased approximately 300 basis points.  The average “across the board” collection percent for fiscal year 2007 was 26%, while the rate for fiscal year 2011 was 18%, a decrease in our collection rate of 8%, or a 31% reduction in the collection rate. In the aggregate, this has resulted in a change of our contractual rate, leading to larger contractual allowances and lower net revenues when computed as a percentage of gross revenues. Although individual collection rates may vary from period to period or payor to payor, based on the specific historical data analyzed, this is consistent with the current state of the economy as well as the ongoing trends in health care reimbursement.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on us. We are unable to predict, however, the extent to which such actions will be taken.

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

	FY 2011
	30 DAYS	%	60 DAYS		90 DAYS		>90 DAYS		TOTAL

Self Pay	7,790	16%	8,614	18%	8,475	18%	22,526	48%	47,405	100%

Medicare	25,991	45%	11,082	19%	4,501	8%	15,858	28%	57,433	100%

Medicaid	5,664	24%	3,476	14%	3,419	14%	11,534	48%	24,093	100%

Pro Bill	18,304	63%	4,925	17%	1,691	6%	4,341	15%	29,260	100%

Commercial Insurance	134,372	49%	47,903	18%	27,542	10%	62,768	23%	272,585	100%

Grand Total	192,121	45%	76,000	18%	45,629	11%	117,027	27%	430,776	100%

	FY 2010
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%

Self Pay	5,836	16%	6,775	18%	6,093	16%	18,484	50%	37,188	100%

Medicare	25,106	48%	9,504	18%	4,072	8%	13,385	26%	52,067	100%

Medicaid	5,025	27%	4,082	22%	3,155	17%	6,259	34%	18,521	100%

Pro Bill	13,683	56%	4,100	17%	548	2%	5,903	24%	24,234	100%

Commercial Insurance	106,455	49%	33,057	15%	21,304	10%	56,757	26%	217,573	100%

Total	156,105	45%	57,518	16%	35,172	10%	100,788	29%	349,583	100%

Billing for laboratory services is complicated and we must bill various payors, such as the individual, the insurance company, the government (federal or state), the private company or the health clinic. Other factors that may complicate billing include:

Differences between fee schedules and reimbursement rates;

Incomplete or inaccurate billing information as provided by the physician;

Disparity in coverage and information requirements;

Disputes with payors; and

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

Days Sales Outstanding (“DSO”) for fiscal years 2010 and 2011 were 94 and 91, respectively, a decrease of approximately 3%. These changes are due to constant vigilance on the part of management and internal changes to collection practices. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has decreased to 27% as of October 31, 2011 as compared to 29% as of October 31, 2010, a decrease of only 2%.

See Note 5 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2011 and 2010 was approximately 3.25%.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 31, 2011:

	Total ($)	FY 2012 ($)	FY 2013 ($)	FY 2014 ($)	FY 2015 ($)	FY 2016 ($)	Thereafter ($)
Long-Term Debt	5,897	1,270	458	487	518	551	2,613

Capital Leases	10,118	3,330	2,697	2,168	1,302	492	129
Operating Leases	13,842	5,942	2,765	2,315	1,155	836	829
Purchase Obligations	64,470	17,448	14,921	14,357	10,538	7,206	—
Long-Term Liabilities under Employment and Consultant Contracts	13,839	4,011	3,351	2,597	1,410	1,410	1,060

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

Our cash balances at October 31, 2011 totaled approximately $22,013 as compared to approximately $17,779 at October 31, 2010.  We believe that our cash position, the anticipated cash generated from future operations, and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2012.

Off-Balance Sheet Arrangements

As of October 31, 2011, we did not have any off-balance sheet items.

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

	October, 31
	2011	2010	2009

Gross Revenues	$2,482,349	$1,902,573	$1,423,287

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	293,874	281,002	247,333
All Other Third Party and Direct Payors*	1,629,833	1,163,547	813,300
Total Contractual Adjustments and Discounts	1,923,707	1,444,549	1,060,633

Net Service Revenues	$558,642	$458,024	$362,654

Percent of Contractual Adjustments and Discounts To Gross Revenues	77.5%	74.5%	71.0%

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

When new business is received by BRLI, net service revenues are calculated by reducing gross service revenues by the estimated contractual allowance.  The bad debt expense is determined by calculating the appropriate collection rate for net current service revenues and is a component of general and administrative expenses.  BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt was adjusted over the same periods of time to maintain an accurate balance between net service revenues and actual revenues.  Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial.  A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

	October 31
	2011	2010

Contractual Credits/Discounts	$235,922	$186,372
Doubtful Accounts	45,220	34,904

Total Allowance	$281,142	$221,276

Accounting for Employee Benefit Plans

See Note 21 to our consolidated financial statements for a discussion on Employee Benefit Plans.

New Authoritative Pronouncements

See Note 22 to our consolidated financial statement that discusses new authoritative pronouncements.

Item 7A. - Quantitative and Qualitative Disclosures about Market Risk

We do not invest in or trade instruments which are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At October 31, 2011, advances of approximately $18,632,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at October 31, 2011 was approximately $143,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $16,000.

See Note 5 to the Consolidated Financial Statements contained herein for information on our loans.

Item 8. - Financial Statements and Supplementary Data

Financial Statements are annexed hereto.

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

MSPC, Certified Public Accountants and Advisors, A Professional Corporation, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form l0-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” on included in this filling.

(c)          Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information with respect to each of our directors and executive officers.

Name	Age	Position
Marc D. Grodman, M.D	60	Chairman of the Board, President, Chief Executive Officer and Director
Howard Dubinett	60	Executive Vice President, Chief Operating Officer and Director
Sam Singer	68	Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Joseph Benincasa(a)(c)(e)	62	Director
Harry Elias(a)(c)(e)	81	Director
Gary Lederman, Esq. (b)(c)(e)	77	Director
John Roglieri, M.D. (a)(d)(e)	72	Director

(a)                                  Member of the Audit Committee

(b)                                 Chairman of the Audit Committee

(c)                                  Member of the Compensation Committee

(d)                                 Chairman of the Compensation Committee

(e)                                  Member of Nominating Committee

Marc D. Grodman, M.D. founded the Company in December 1981 and has been our Chairman of the Board, President, Chief Executive Officer and a director since our formation. Dr. Grodman is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and Assistant Attending Physician at Presbyterian Hospital, New York City. Since January 2005, Dr. Grodman has been a member of the board of directors, served as Chairman and currently serves as Vice Chairman of the American Clinical Laboratory Association, an industry organization comprised of the largest and most significant commercial clinical laboratories in the United States. From 1980 to 1983, Dr. Grodman attended the Kennedy School of Government at Harvard University and was a Primary Care Clinical Fellow at Massachusetts General Hospital. From 1982 to 1984, he was a medical consultant to the Metal Trades Department of the AFL-CIO. Dr. Grodman received a B.A. degree from the University of Pennsylvania in 1973 and an M.D. degree from Columbia University’s College of Physicians and Surgeons in 1977.  Except for his part-time duties as Assistant Professor of Clinical Medicine and Assistant Attending Physician at Columbia University and Presbyterian Hospital, Dr. Grodman devotes all of his working time to our business.    We believe that Dr. Grodman is qualified to serve on our board of directors because of his extensive medical expertise, his experience on the faculty at Columbia University College of Physicians and Surgeons, his leadership role in our industry and his knowledge of trends in the healthcare industry.

Howard Dubinett has been our Executive Vice-President and Chief Operating Officer of the Company since our formation in 1981. He became a director in April 1986. Mr. Dubinett attended Rutgers University. We believe that Mr. Dubinett is qualified to serve on our board of directors because of his extensive knowledge of and experience in our business and his knowledge of healthcare regulation.

Sam Singer has been our Chief Financial Officer since October 1987, a director since November 1989, and a Senior Vice President since 2007.  Mr. Singer was the Controller for Sycomm Systems Corporation, a data processing and management consulting company, from 1981 to 1987, prior to joining us.  Mr. Singer also serves on the boards of several not-for-profit institutions. He received a B.A. degree from Strayer University and an M.B.A. from Rutgers University.  We believe that Mr. Singer is qualified to serve on our board of directors because of his extensive experience in financial matters, including financial reporting, and his experience with our business gained through his tenure as our Chief Financial Officer.

Joseph Benincasa joined our board of directors in June 2005. Mr. Benincasa currently serves as the executive director of The Actors’ Fund of America, a position he has held since 1989. The Actors’ Fund is the leading national, non-profit human services organization providing comprehensive social and health care services, employment, training and housing support to the entertainment profession. For six years, from 2000 to 2006, Mr. Benincasa served as a director of St. Peter’s University Medical Center, a major hospital in northern New Jersey. He also sits on the board of directors of Broadway Cares/Equity Fights AIDS; the National Theatre Workshop of the Handicapped; Career Transition for Dancers; the Times Square Alliance; the New York Society of Association Executives and the Somerset Patriots, a minor league baseball team. Mr. Benincasa holds a B.A. degree from St. Joseph’s University, an M. Ed. Degree from Rutgers University and also attended the Fordham University Graduate School of Business. We believe that Mr. Benincasa is qualified to serve on our board of directors because of his familiarity with healthcare issues gained through his board service at St. Peter’s University Medical Center and his extensive experience with administrative matters.

Harry Elias became a member of the board of directors in March 2004. Mr. Elias commenced his employment in sales and marketing with JVC Company of America (“JVC”), a distributor of audio and video products, in 1967, subsequently being appointed as JVC’s Senior Vice President of Sales and Marketing in 1983 and as Executive Vice President of Sales and Marketing in 1990. In 1995, Mr. Elias was named as JVC’s Chief Operating Officer, a position he occupied until April 2003 when he resigned his positions upon his appointment as JVC’s “Honorable Chairman.” In January 2005, after retiring from JVC, Mr. Elias was appointed Chairman of the Board of and commenced to serve as a consultant to AKAI USA, the sole distributor in the United States of electronic products produced by AKAI, a Chinese manufacturer. Mr. Elias retired from AKAI in 2007 and currently is self-employed as a business consultant. We believe that Mr. Elias is qualified to serve on our board of directors because of the experience and skills he gained in running a large business operation.

Gary Lederman, Esq. became a member of our board of directors in May 1997. He received his B.A. degree from Brooklyn College in 1954 and his J.D. degree from NYU Law School in 1957.  He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985.. During the 1970s, Mr. Lederman also served as a member of the New York Attorney General’s Consumer Fraud Advisory Committee. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance.   He served on an institutional review board for RTL, a pharmaceutical drug testing laboratory until his retirement in February 2007. We believe that Mr. Lederman is qualified to serve on our board of directors as a result of his legal expertise, his union manager experience and responsibilities and his experience with RTL, including his involvement with health and welfare funds and his familiarity with consumer regulation and the activities of pharmaceutical companies.

John Roglieri, M.D. became a member of our board of directors in September 1995.  He is an Assistant Professor of Clinical Medicine at Columbia University’s College of Physicians and Surgeons and an Assistant Attending Physician at Presbyterian Hospital, New York City.  Dr. Roglieri received a B.S. degree in Chemical Engineering and a B.A. degree in Applied Sciences from Lehigh University in 1960, an M.D. degree from Harvard Medical School in 1966, and a Masters degree from Columbia University’s School of Business in 1978.  From 1969 until 1971, he was a Senior Assistant Surgeon in the U.S. Public Health Service in Washington, D.C.  From 1971 until 1973 he was a Clinical and Research Fellow at Massachusetts General Hospital.  From 1973 until 1975, he was director of the Robert Wood Johnson Clinical Scholars program at Columbia University.  In 1975 he was appointed Vice-President, Ambulatory Services at Presbyterian Hospital, a position which he held until 1980.  Since 1980, he has maintained a private practice of internal medicine at Columbia-Presbyterian Medical Center.  From 1988 until 1992, he was also director of the Employee Health Service at Presbyterian Hospital. From 1992 through 1999, Dr. Roglieri was the corporate medical director of NYLCare, a managed care subsidiary of New York Life Insurance Company. Dr. Roglieri was chief medical officer of Physician WebLink, a national physician practice management company, from 1999 to 2000. Since 2001, he has been a medical director for New York Life in Manhattan. He is a member of advisory boards to several pharmaceutical companies, a member of the Editorial Advisory Board of the journals Managed Care and Seminars in Medical Practice. We believe that Dr. Roglieri is qualified to serve on our board of directors due to his extensive medical background, his role as director of the Employee Health service at Presbyterian Hospital, his role as corporate medical director of a managed care organization and the skill and expertise gained through his many other activities.

There are no family relationships between or among any directors or executive officers of Bio-Reference Laboratories.

Board Composition

Director Independence

Our board of directors has determined that each of Messrs. Benincasa, Elias and Lederman and Dr. Roglieri are independent within the applicable rules of the SEC and the NASDAQ Stock Market, and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership.  In addition, our board has determined that Mr. Lederman is an audit committee financial expert within the meaning of the applicable rules of the SEC and the NASDAQ Stock Market.

Staggered Board

Our Certificate of Incorporation provides for a staggered board of directors. Accordingly, our board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Dr. Grodman and Mr. Dubinett are the Class I directors whose terms expire in fiscal 2013. Mr. Singer and Mr. Elias are the Class II directors whose terms expire in fiscal 2014. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose terms expire in fiscal 2012.

Board Leadership Structure and Board’s Role in Risk Oversight

We have always employed a traditional board leadership model, with our Chief Executive Officer also serving as Chairman of our Board of Directors. We believe this traditional leadership structure benefits our company. A combined Chairman/CEO role helps provide strong, unified leadership for our management team and Board of Directors. Our clients, stockholders and other business partners have always viewed our Chairman/CEO as a visionary leader in our industry, and we believe that having a single leader for the company is good for our business. Accordingly, we believe a combined Chairman/CEO position is the best governance model for our company and our stockholders.

Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management.  In its risk management role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The board of directors’ role in overseeing the management of risk we face is conducted primarily through its committees, as discussed in the description of each committee below and as specified in each committee’s respective charter.  The board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management potential risk exposures, their potential impact on our company and the steps we take to manage them.  When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the committee will report such matters to the full board.  This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Board Meetings and Committees

Our board of directors met four times during our fiscal year ended October 31, 2011.  Our board of directors has established the following committees—an audit committee, a compensation committee and a nominating committee.  The audit committee met four times during fiscal 2011.  The compensation committee met once during fiscal 2011.  The nominating committee did not meet during fiscal 2011.  During fiscal 2011, each director attended at least 75% of the meetings of the board of directors and committees on which such director served.  Each of the committees of our board of directors acts in accordance with a written charter adopted by our board of directors.

Audit Committee

Our audit committee is comprised of Gary Lederman (Chairman), Joseph Benincasa, Harry Elias and John Roglieri. The audit committee meetings at least once a year with the outside auditors with respect to, and shall advise the board of directors in, matters relating to the corporations reporting practices, its application of accounting principals and its internal controls.  The outside auditors are accountable to the board of directors and the audit committee and the board of directors and the audit committee have the authority and responsibility to select, evaluate, and where appropriate, replace the outside auditors or to nominate the outside auditors to be proposed for shareholder approval in any proxy statement. The audit committee shall be directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us.  The audit committee shall be directly responsible for the resolution of disagreements between our management and the outside auditors regarding financial reporting.

Compensation Committee

Our compensation committee is comprised of John Roglieri (Chairman), Joseph Benincasa, Harry Elias and Gary Lederman. The compensation committee oversees the compensation policies and their specific application to our executive officers; prepares an annual report on executive compensation for inclusion in our Annual Report and/or proxy statement, The compensation committee negotiates and approves the compensation of our chief executive officer and our other executive officers; selects a peer group of companies against which to compare our compensation of our chief executive officer; monitor compensation trends and solicit independent advice when deemed appropriate; and approve, reject or modify incentive bonus compensation plans for our senior management, as recommended by management.

From time to time our compensation committee may determine to engage an independent compensation consultant to assist it in reviewing the compensation levels for our executive officers.  Starting in fiscal 2010 and continuing into fiscal 2011 the compensation committee engaged Compensation Resources, Inc. as its independent compensation consultant in connection with the negotiation of the new employment agreement with our chief executive officer.

Nominating Committee

Our nominating committee is comprised of Harry Elias, Joseph Benincasa, Gary Lederman and John Roglieri (Chairman).  The nominating committee establishes criteria for the selection of directors; identifies individuals qualified to be directors; evaluates director candidates proposed by stockholders; recommends individuals to fill vacancies on the board; and recommends nominees for director at each annual stockholder meeting.  The nominating committee considers nominees recommended by stockholders in accordance with the procedures set forth in our by-laws and applicable law.  The nominating committee generally identifies potential candidates for director by seeking referrals from management, members of the board of directors and other business contacts. Candidates are evaluated based upon factors such as independence, knowledge, judgment, integrity, character, leadership, skills, education, experience, financial literacy, standing in the community and ability to foster a diversity of backgrounds and views and to complement the board’s existing strengths. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a stockholder.  The nominating committee seeks to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience and diversity of backgrounds. The nominating committee assesses the effectiveness of its diversity policies by annually reviewing the nominees for director to our board of directors to determine if such nominees satisfy our then-current needs.

Code of Ethics

Our Code of Ethics is applicable to our senior management, as well as our key financial and accounting personnel. It has been designed to deter wrongdoing and to promote:

honest and ethical conduct including the ethical handling of actual or apparent conflicts of interest;

fair, accurate, timely and understandable disclosure in our public communications and reports filed with the SEC;

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

Compliance with Section 16(a) of the Exchange Act

We have recently discovered certain discrepancies between our shareholder records and certain Section 16 filings made by our officers and directors.  We are currently undertaking a review of such filings to determine any deficiencies.

Item 11 — Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the fiscal years ended October 31, 2009, 2010 and 2011 to our named executive officers (“NEOs”).  Our NEOs for fiscal 2011 are Marc D. Goodman, our President and Chief Executive Officer; Howard Dubinett, our Executive Vice President and Chief Operating Officer; and Sam Singer, our Senior Vice President and Chief Financial Officer.  This table does not include any amount for our group life, health, hospitalization or medical reimbursement plans, if any, as such benefits do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary($)	Bonus($) (1)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total($)

Marc D. Grodman M.D., President and Chief Executive Officer	2011	1,059,044	1,321,241	0	0	63,543	0	229,638	2,673,466
	2010	1,013,439	0	0	0	60,806	0	113,491	1,187,736
	2009	965,180	0	0	0	96,518	0	111,090	1,172,788
Howard Dubinett, Executive Vice President and Chief Operating Officer	2011	418,518	0	0	0	25,111	0	45,044	488,673
	2010	400,496	0	0	0	24,030	0	42,014	466,540
	2009	381,425	0	0	0	38,143	0	40,070	459,638
Sam Singer, Senior Vice President and Chief Financial Officer	2011	418,518	110,000	0	0	25,111	0	45,087	598,716
	2010	400,496	0	0	0	24,030	0	40,240	464,766
	2009	381,425	0	0	0	38,143	0	40,240	459,808

(1) The amounts shown in this column for fiscal 2011 represent (i) with respect to Dr. Grodman, cash bonuses of $1,202,241 and $119,000 paid in connection with his payment of the premium costs for an insurance policy owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement among the Company, Dr. Grodman and an Insurance Trust established by Dr. Goodman; and (ii) with respect to Mr. Singer, a one time cash bonus for his activity in the collection of $6.7 million sales tax refund from the State of New Jersey.

(2) The amounts shown in this column represent amounts earned under the Senior Management Incentive Bonus Plan adopted by the Compensation Committee for the applicable fiscal year.

(3) The amounts in the “All Other Compensation” column for fiscal 2011 are detailed below.

Name	Personal Use of Company Leased Automobile ($)	Personal Use of Company Airplane ($) (a)	Life Insurance Premium ($) (b)	401(k) Plan Contribution ($)	Total ($)
Marc D. Grodman	26,023	2,865	200,000	750	229,638
Howard Dubinett	19,304	0	25,000	750	45,044
Sam Singer	19,337	0	25,000	750	45,087

(a) Represents our aggregate incremental costs for personal use of the Company’s aircraft.

(b) See “Split Dollar Life Insurance” below.

GRANTS OF PLAN-BASED AWARDS

This table provides information regarding awards granted to our NEOs under the 2011 Senior Management Incentive Bonus Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Maximum ($)
Marc D. Grodman M.D.	42,362	264,761

Howard Dubinett	16,741	104,630

Sam Singer	16,741	104,630

(1) The amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of the performance goals for fiscal 2011 under the 2011 Senior Management Incentive Bonus Plan.  These cash incentive awards were granted with no specified target level, as defined under SEC Regulation S-K, rule 402(d).

Employment Agreements with NEOs

Dr. Grodman

On December 31, 2010, the Company executed an employment agreement with Dr. Grodman (the “New Contract”), employing him as President and Chief Executive Officer through October 31, 2017. The New Contract replaced Dr. Grodman’s employment agreement then in effect and due to expire on October 31, 2011 (the “Old Contract”). The New Contract is automatically renewable for one additional two year period subject to the right of either party to elect not to renew at least four months prior thereto. The New Contract provides Dr. Grodman with a minimum annual base compensation of $1,059,044 commencing as of November 1, 2010, subject to annual percentage increases based on the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Dr. Grodman’s minimum annual base compensation for fiscal 2011 as determined by the Compensation Committee was $1,059,044 and for fiscal 2012 is $1,093,000. Under the New Contract we agreed to lease and insure an automobile for his benefit and agreed to provide him with access for personal use our airplane, which use will be taxable to him. The New Contract also provides Dr. Grodman with participation rights in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The New Contract provides that in the event of Dr. Grodman’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 36 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Dr. Grodman incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Dr. Grodman’s termination due to his death, the Company will pay his estate a death benefit equal to 24 times his monthly base compensation in effect at the date of his death, paid over 24 months. Under the New Contract we may terminate Dr. Grodman’s employment for “Cause” and Dr. Grodman has the right to terminate his employment for “Good Reason”. If he terminates for Good Reason he will be entitled to continuation of his base compensation and employee benefits through the end of the period he otherwise would have been employed under the New Contract.

“Cause” is defined in the New Contact to mean: any act or acts of dishonesty by Dr. Grodman constituting criminal acts resulting or intending to result directly or indirectly in his gain or personal enrichment at our expense; his commission of a crime involving fraud, embezzlement or theft; or his material breach of the New Contract. “Good Reason” is defined in the New Contract to mean: a material diminution of Dr. Grodman’s base compensation; a material diminution in his authority, duties or responsibilities; a material diminution of the authority, duties or responsibilities of any supervisor he reports to; a material diminution in the budget over which he retains authority; a material change in the geographic location at which he provides services; or any other action or inaction that constitutes a material breach by us of the New Contract.

In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate his employment by providing written notice within 30 days following the Change in Control, with a termination date effective at the earlier of 45 days after the Change in Control or the next to last day of the calendar year in which the Change in Control occurs. In that event, he will be entitled to be paid a lump sum severance payment equal to 2.99 times the average of the annual compensation paid to him by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the date of termination, reduced by the amount of any other payment or the value of any other benefit received or to be received by him in connection with the termination of his employment or contingent on a Change in Control that are not deductible by us pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Tax Code”). “Change in Control” is defined in the New Contact to mean a “change in effective control” or a “change in the ownership of a substantial portion of a corporation’s assets” as such terms are defined under Section 409A of the Tax Code, and means either the acquisition within 12 months by a person or group of ownership of 30% or more of the total voting power of our stock; the replacement of a majority of the member’s of our Board of Directors during any 12 month period by directors not endorsed prior to their appointment or election by a majority of the Board of Directors; or the acquisition by a person or group within 12 months of our assets with a total gross fair market value equal to more than 40% of the total gross fair market value of our assets prior to such acquisition.

Dr. Grodman is also subject to certain non-competition restrictions preventing him from competing with the Company after termination of his employment.  Such restrictions will run for one year from the date of his termination, other than following a termination by him for Good Reason in which case they will continue until the greater of one year from the date of termination or ½ of the period remaining from the date of termination through October 31, 2017.

Pursuant to the New Contract, the Company agreed to transfer to an Insurance Trust (the “1999 Trust”) established by Dr. Grodman, an insurance policy (“Policy A”) owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 1”) among the Company, Dr. Grodman and the 1999 Trust, by paying a $1,202,411 bonus (the “Initial Bonus”) to Dr. Grodman, which is equal to the amount of the premiums paid by the Company on Policy A through the date of the New Contract. Split-Dollar Agreement No. 1 required the Company to pay the annual premiums on Policy A and provided that in the event of Dr. Grodman’s death while serving as a full time Company employee, the Company would receive that amount out of the policy death proceeds equal to its “interest in the policy” (i.e. the greater of the premiums it had paid on the policy or the policy cash value at the date of death) and the balance of the death proceeds would be paid to Dr. Grodman’s designated beneficiaries. Pursuant to the New Contract, Split-Dollar Agreement No. 1 was terminated and in a “book entry” transaction, the Initial Bonus was “paid” to Dr. Grodman who in turn “transferred” the Initial Bonus amount to the 1999 Trust which in turn “repaid” the Initial Bonus amount back to the Company. The Company then, in accordance with Split-Dollar Agreement No. 1, transferred ownership of Policy A to the 1999 Trust. To facilitate these transactions, the parties agreed that the actual monetary funds did not need to change hands but agreed to treat the transactions appropriately for tax and accounting purposes. The Company also agreed to pay bonuses to Dr. Grodman of $119,000 in 2011, $70,000 in 2012 and $70,000 in 2013 unless his employment was terminated for “Cause” prior to a payment. These three bonuses were equal in amount to the remaining premiums payable on Policy A. The Company will expense the Initial Bonus ratably over the term of the New Contract. If Dr. Grodman’s employment is terminated for “Cause”, he is obligated to pay back the unexpended portion of the Initial Bonus back to the Company.

The Company also agreed to obtain a second insurance policy, a second-to-die policy (“Policy B”) insuring the lives of Dr. Grodman and his wife. Policy B will be owned by the Company pursuant to a second Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 2”)  among the Company, Dr. Grodman and an Insurance Trust (the “2011 Trust”) established by Dr. Grodman. Policy B provides for seven years of annual premiums of approximately $200,000 each, to be paid by the Company unless Dr. Grodman’s employment is terminated for “Cause.” At Dr. Grodman’s death, if his wife survives him, or in the event his employment is terminated for “Cause”,  Dr. Grodman’s estate or Dr. Grodman, as the case may be, will cause the premiums paid by the Company under Policy B up to said date, to be paid back to the Company and the Company will transfer ownership of Policy B to Dr. Grodman’s estate, or to Dr. Grodman, as the case may be. If Dr. Grodman survives his wife, and assuming his employment has not been terminated for “Cause,” at his death, the Company will be paid the greater of the premiums it paid on Policy B or the Policy B cash value out of the death proceeds and Dr.Grodman’s estate will be paid the balance of the death proceeds, provided, however, that if Dr. Grodman survives his wife and assuming his employment has not been terminated for “Cause,” at his wife’s death, Dr Grodman or his designee shall have the option, exercisable within 90 days of her death, to purchase Policy B from the Company for the greater of the premiums paid or the cash value at the date of her death.

Mr. Singer

Mr. Singer serves as Senior Vice President and Chief Financial Officer pursuant to an employment agreement that will expire on January 31, 2012 unless further extended.  Mr. Singer’s minimum annual compensation under his employment agreement is $355,000 subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Mr. Singer’s minimum annual base compensation for fiscal 2011 as determined by the Compensation Committee was $418,518 and for fiscal 2012 is $431,911. The employment agreement provides for the leasing of an automobile for his use and participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees. In the event of Mr. Singer’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 12 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Mr. Singer incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Mr. Singer’s termination due to his death, our obligations under the employment agreement will continue for 6 months. Under the employment agreement we may terminate Mr. Singer’s employment for “Cause” and Mr. Singer has the right to terminate for “Good Reason”. If he terminates for Good Reason he will be entitled to continuation of his base compensation and employee benefits through the end of the employment period he otherwise would have been employed under his employment agreement.  In the event of termination due to a Change in Control of the Company, Mr. Singer will be entitled to the same severance payment described above for Dr. Grodman.  Mr. Singer’s agreement does not contain non-competition restrictions.

“Cause” is defined in Mr. Singer’s employment agreement to mean: an act or acts of dishonesty by Mr. Singer constituting criminal acts resulting or intended to result directly or indirectly in his gain or personal enrichment at our expense; his commission of a crime involving fraud, embezzlement or theft against us; or his engaging in competition with us.  Good Reason and Change in Control under Mr. Singer’s employment agreement has the same meanings as provided in Dr. Grodman’s New Contract.

Mr. Dubinett

Mr. Dubinett’s employment agreement with us expired on October 31, 2011.  Mr. Dubinett’s employment agreement was substantially identical with Mr. Singer’s employment agreement.  Mr. Dubinett’s minimum annual base compensation for fiscal 2011 as determined by the Compensation Committee was $418,518 and for fiscal 2012 is $431,911.

Potential Payments Upon Termination or Change in Control as of October 31, 2011.

The following table sets out the estimated payments that would have been paid to each of our NEOs upon termination of employment due to death, for Good Reason or following a Change in Control in accordance with their employment agreements as described above as in effect, and in each case assuming such termination had occurred, as of October 31, 2011.  We have calculated these estimated payments to meet SEC disclosure requirements. The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would receive in such circumstances. The table excludes compensation amounts accrued through October 31, 2011 that would be paid in the normal course of continued employment, such as accrued but unpaid base compensation, and vested account balances under our retirement plans that are generally available to all of our salaried employees.

	Base Compensation Continuation/ Lump Sum ($) (a)	Benefits Continuation ($) (b)	Total ($)
Marc D. Grodman M.D.
Good Reason	6,354,264	14,184	6,368,448
Death	2,118,088	0	2,118,088
Change in Control	3,660,825	0	3,660,825
Howard Dubinett
Good Reason	0	0	0
Death	209,259	0	209,259
Change in Control	1,129,584	0	1,129,584
Sam Singer
Good Reason	104,630	1,229	105,859
Death	209,259	0	209,259
Change in Control	1,129,584	0	1,129,584

(a) For a Good Reason termination this payment reflects a continuation of base compensation through the end of period the NEO otherwise would have been employed under his employment agreement.  For death this payment reflects a continuation of base compensation for 24 months in the case of Dr. Grodman and 6 months in the case of Messrs. Dubinett and Singer.  For Change in Control this payment reflects an amount equal to 2.99 times the NEOs five-year average compensation, without reduction.

(b) For a Good Reason termination this payment reflects our estimated costs for a continuation of the NEOs benefits under our medical plan through the end of period the NEO otherwise would have been employed under his employment agreement.

Split-Dollar Life Insurance

We have established split-dollar life insurance programs for each of the NEOs. We are the sole owner of the policies and, accordingly, only we are entitled to receive the net cash surrender value of the policies.  We have entered into Endorsement Split-Dollar Life Insurance Agreements with each of the NEOs pursuant to which we have agreed to continue to pay the annual premiums on the policies during the period of the NEO’s full-time employment by the Company ($70,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies). In the event of an NEO’s death while serving as a full-time employee of the Company, we will be entitled to receive that amount of the death proceeds equal to our interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the NEO to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the NEO’s designated beneficiaries. The premiums paid by the Company on such policies (including certain predecessor policies) are approximately $250,000 at October 31, 2011. As of such date the aggregate net cash surrender value of the three policies was approximately $725,000 and is recorded on the books of the Company at such value.

See “Employment Agreements with NEOs” as to the transfer of the split-dollar insurance policy on Dr. Grodman’s life, owned by the Company, to Dr Grodman’s insurance trust and as to the purchase by the Company of a new split-dollar second-to-die insurance policy on the lives of Dr. Grodman and his wife.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our NEOs in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our NEOs in fiscal 2011.

Option Exercises and Stock Vested

At October 31, 2011, there were no outstanding options held by our NEOs or any of our directors. During fiscal 2011 no options were exercised by any member of the Board of Directors.

Director Compensation

During fiscal 2011, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $16,250. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee were each compensated for serving as a Committee Chairman with an additional quarterly fee of $3,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2011.

Fiscal 2011	Fees Earned or paid in
Director Name:	Cash ($)	Chairman Fees ($)		Other	Total ($)
Joseph Benincasa	65,000	—		—	65,000
Harry Elias	65,000	—		—	65,000
Gary Lederman (a)	65,000	15,000	(a)	—	80,000
John Roglieri M.D (b)	65,000	15,000	(b)	—	80,000

(a) Chairman of the Audit Committee

(b) Chairman of the Compensation Committee

Compensation Discussion and Analysis

Executive Compensation Philosophy

The objective of our compensation program for our NEOs is to reward them for their leadership and efficiency in their areas of responsibility and for their overall contribution to the Company’s performance.  Our NEOs for fiscal 2011 are Dr. Grodman, our President and Chief Executive officer, Mr. Dubinett, our Executive Vice President Chief Operating officer who is responsible for healthcare regulatory compliance and insurance matters, and Mr. Singer, our Senior Vice President and Chief Financial Officer who is responsible for all financial matters.

The elements of compensation for each of the NEOs are the following cash amounts.

(i)             Annual “Base Compensation,” consisting of a set annual cash amount; and

(ii)          Participation in the annual Senior Management Incentive Bonus Plan (“Annual Bonus Plan”), which provides cash incentives based on the level of achievement of specific performance objectives.

Because our NEOs own substantial equity interests in the Company, our compensation program for them focuses primarily on base salary, subject to annual increase based upon a review of the executive’s and the Company’s performance and increases in the Consumer Price Index. In addition, to further incentivize our NEOs, we annually establish an Annual Bonus Plan that is designed to assist in the Company’s profitability by encouraging a “team effort” that rewards participants based on the level of achievement of Company financial targets set by the Compensation Committee with no reward if minimum targets are not achieved. Annual Bonus Plan targets were achieved with respect to fiscal 2010 and fiscal 2011 so that bonuses were earned and paid to our NEOs under the Annual Bonus Plan for fiscal 2010 (the “2010 Bonus Plan”) and the Annual Bonus Plan for fiscal 2011 (the “2011 Bonus Plan”).  See “Senior Management Incentive Bonus Plan” herein.

Process for Determining Executive Compensation

Our Compensation Committee reviews and approves salaries and other compensation of our NEOs. Our Compensation Committee also establishes and reviews the achievement of performance goals and other matters relating to the Annual Bonus Plans.

With regard to Dr. Grodman’s New Contract, Dr. Grodman negotiated the terms directly with the Compensation Committee. During the negotiation, the Compensation Committee did not have specific performance objectives for the Company to achieve in the future but believed that the steady increase in each of the past four years in the Company’s net revenues and profits were to a significant degree attributable to Dr. Grodman’s leadership as president and chief executive officer. The Compensation Committee believed it was important for the Company and its stockholders to secure Dr. Grodman’s services for another seven years. In addition, the Compensation Committee relied in part on executive compensation studies furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”) engaged by the Compensation Committee. After taking into account the compensation paid to the chief executive officers of a peer group of nine publicly owned clinical testing laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory CP of America Holdings) CRI concluded that Dr. Grodman’s compensation package under the Old Contract was below (by over 20%) the comparable value delivered to the chief executive officers in the peer group and that Dr. Grodman’s compensation in its totality under the New Contract was reasonable when compared to the other chief executive officers in the peer group. The nine peer group publicly owned clinical testing laboratories used as a benchmark by CRI were;

Bioclinica Inc.

Genoptix Inc

Laboratory CP of Amer Hldgs

Medtox Scientific Inc.

Neogenomics Inc.

Orchid Cellmark Inc.

Psychemedics Corp.

Quest Diagnostics Inc.

Response Genetics Inc.

To better align Dr. Grodman’s compensation package with those of the chief executive officers in the peer group, under the New Contract, Dr. Grodman’s minimum base compensation was raised to $1,059,044 per year, he was provided with a death benefit of 24 months continuation of his base compensation if he dies while employed by us and we agreed to increase the period during which he may be on a paid leave of absence due to a total disability from 18 months to 36 months.

Mr. Dubinett and Mr. Singer each negotiated the terms of their contracts including their Base Compensation with Dr. Grodman who then recommends the terms to the Compensation Committee for approval. Since fiscal 2008, the Base Compensation and the increase in Base Compensation in each year for Mr. Dubinett and for Mr. Singer have been identical. This is because in the opinion of Dr. Grodman and the Compensation Committee, Mr. Dubinett and Mr. Singer have performed their duties flawlessly and to distinguish between them in compensation could cause the Company to lose the services of one of them.  At the time of the filing of this Annual Report on Form 10-K, both Mr. Dubinett and Mr. Singer are in discussions with the Company on the terms of new or extended employment agreements.  The relative short term of each of their employment agreements could allow for early termination if Dr. Grodman or the Compensation Committee is not satisfied with either officer’s performance. Furthermore, the increases in their Base Compensation in each of the past three fiscal years have been as follows and such increases include automatic increases in fiscal years 2010 and 2011 based upon increases in the Consumer Price Index.

Increases in Base Compensation for Each of

Mr. Dubinett and Mr. Singer Over the Prior Three Fiscal Years

Period	Amount ($)	Percentage Increase
Fiscal 2009	18,490	5%
Fiscal 2010	19,075	5%
Fiscal 2011	18,022	4%

* Includes increases in fiscal 2010 and fiscal 2011 due to increases in the Consumer Price Index.

The Compensation Committee also determined that the Base Compensation paid with respect to fiscal 2011, and the terms of the extension agreements with Messrs. Dubinett (through October 31, 2011) and Singer (through January 31, 2012), were reasonable in relationship to the services performed, the responsibilities assumed and the results obtained, and were in the best interests of the Company. In connection with Dr. Grodman’s compensation, the Compensation Committee considered the Company’s increase in net revenues, patients serviced, working capital and shareholders’ equity in fiscal 2011 compared with the corresponding period in fiscal 2010. Furthermore, after a review of the base compensation paid to the named executive officers of the following companies, namely Alliance Healthcare Services, Inc., Bioclinica Inc., Genoptix Inc., Insight Health Svcs Hldg Corp, Laboratory Cp of America Hldgs, Medtox Scientific Inc., Quest Diagnostics Inc. and Radnet Inc., the Compensation Committee concluded that the base compensation to be paid to Messrs. Grodman, Dubinett and Singer for fiscal 2011 was well within the range of the base compensation levels of the named executive officers at such other companies and was appropriate.

Benefits

Our policy is to provide health benefits as well as access to our 401(k) Plan to which we contribute a maximum of $750 per employee each year, to all of our employees including our NEOs.

We lease automobiles for their use but amounts reflecting their personal use are reported as income to them subject to tax. Similarly, personal use of the Company airplane by any of our NEOs is reported as income to them, subject to tax. See Footnote (3) to the “Summary Compensation Table”.

Change in Control Benefits

Our employment agreements with our NEOs provide for substantial severance payments to them in the event of a change in control of the Company. This provision provides an additional level of financial security for our NEOs. These executives could well be asked to evaluate a transaction purportedly expected to maximize shareholder value while resulting in the elimination of their jobs. The severance payment provision (2.99 times the annual average of the preceding five years of compensation) could help to minimize the distraction caused by concerns over personal financial security in the context of a proposed change in control.

Equity Awards

Due to the substantial stock ownership position of our NEOs, we do not grant them stock options or other equity awards.

Policy Regarding the One Million Dollar Deduction Limitation

Section 162(m) of the Tax Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and to the three other most highly compensated executive officers in office as of the end of the fiscal year, other than the chief financial officer. The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. However, shareholder interests may at times be best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses. Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible.

Annual Bonus Plans for fiscal 2010 and 2011.

The Compensation Committee adopts Annual Bonus Plans for each year which it believes will incentivize our senior management to push to achieve operating results which the Compensation Committee believes will inure to the benefit of our stockholders as well as management. Each Annual Bonus Plan provides goals which the Compensation Committee believes could only be achieved through extraordinary team efforts by our senior management and that are designed to incentivize our senior management to operate the Company in the most efficient manner possible. While not specifically emulating any specific company or companies, the Compensation Committee takes into consideration the economy in general and the goals of the Company that it wished to reward, namely to improve Company margins within attainable goals for management.  The Compensation Committee has at all times sought to provide a mechanism to reward outstanding efforts that enhance shareholder value without impacting the finances of the Company.  The following is a description of the 2010 Bonus Plan and the 2011 Bonus Plan. The Compensation Committee has adopted a similar plan for fiscal 2012. Any bonuses required to be paid under the provision of any Annual Bonus Plans are required to be paid to each participant on the pro-rata formula established upon the adoption of the Plan and not at the discretion of the Compensation Committee.

2010 Bonus Plan

The 2010 Bonus Plan was based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2010, less any bonus, auto or airplane usage expense charge-back or other unearned revenue (“2010 Wages”)) based on the level of the Company’s achievement of total operating income (TOI) as a percentage of our net revenues for fiscal 2010 as follows:

If TOI is greater than:	and less than:	Bonus equal to the following percentage of the participant’s 2010 wages:
10.74%	11.26%	4%
11.24%	11.76%	6%
11.74%	12.26%	8%
12.24%	12.76%	10%

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2010 Wages ) based on the percentage increase on a year over year basis in the Company’s operating income before interest and taxes (“OIBIT”) from fiscal 2009 to fiscal 2010, determined by subtracting the Company’s fiscal 2009 OIBIT from the Company’s fiscal 2010 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2009  to determine the percentage of change (“2010 PC”) , as follows:

If 2010 PC is greater than:	and less than:	Bonus equal to the following percentage of the participant’s 2010 Wages:
24.99%	30.01%	6%
29.99%	35.01%	9%
34.99%	40.01%	12%
39.99%	N/A	15%

Actual results under the 2010 Bonus Plan were as follows:

		Bonus equal to the following percentage of the participant’s 2010 Wages:
TOI as a percentage of our net revenues for fiscal 2010	10.56%	0%
2010 PC	26.24%	6%
Total Bonus Percentage:	—	6%

2011 Bonus Plan

The 2011 Bonus Plan was based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2011, less any bonus, auto or airplane usage expense charge-back or other unearned revenue (“2011 Wages”)) based on the level of the Company’s achievement of TOI as a percentage of our net revenues for fiscal 2011 as follows:

If TOI is greater than or equal to:	and less than:	Bonus equal to the following percentage of the participant’s 2011 Wages:
11.00%	11.50%	4%
11.50%	12.00%	6%
12.00%	12.50%	8%
12.50%	N/A	10%

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2011 Wages) based on the percentage increase on a year over year basis in the Company’s OIBIT from fiscal 2010 to fiscal 2011, determined by subtracting the Company’s fiscal 2010 OIBIT from the Company’s fiscal 2011 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2010 to determine the percentage of change (“2011 PC”), as follows:

If 2011 PC is greater than or equal to:	and less than:	Bonus equal to the following percentage of the participant’s 2011 Wages:
20%	25%	6%
25%	30%	9%
30%	35%	12%
35%	N/A	15%

Actual results under the 2011 Bonus Plan were as follows:

		Bonus equal to the following percentage of the participant’s 2011 Wages:
TOI as a percentage of our net revenues for fiscal 2011	10.70%	0%
2011 PC	23.56%	6%
Total Bonus Percentage:	—	6%

Special Bonus for Mr. Singer

In addition, in fiscal 2011, the Compensation Committee approved a one-time special cash bonus to Mr. Singer in the amount of $110,000 for his activity in the collection of a $6.7 million sales tax refund from the State of New Jersey.

See Item 11 — the “Summary Compensation Table”, column (g) “Non-Equity Incentive Plan Compensation” as to the bonuses paid under the Senior Management Incentive Compensation Plan with respect to fiscal 2011, 2010 and 2009.

Compensation Committee Interlocks and Insider Participation

During fiscal 2011, the members of the Company’s Compensation Committee were:

John Roglieri M.D. — Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2011 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2011 with the Company’s Management, and

Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2011.

COMPENSATION COMMITTEE

By	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 4, 2012 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	2,752,800	10%
Howard Dubinett(3)	375,138	1%
Sam Singer(4)	44,332	**
Joseph Benincasa	0	0%
Harry Elias	0	0%
Gary Lederman(5)	30,400	**
John Roglieri(6)	5,000	**
Executive Officers and Directors as a group (seven persons) (2)(3)(4)(5)(6)	3,207,670	11%

Black Rock, Inc(7) 40 East 52nd Street New York, NY 10022	1,858,663	7%
Prudential Financial, Inc. (8) 751 Broad Street Newark, NJ 07102-3777	2,852,815	10%

*                 The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**          Less than one (1%) percent.

(1)          Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)          Includes 2,308,466 shares owned directly. Also includes 347,934 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 96,400 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 444,334 shares.

(3)          Includes 375,138 shares owned directly.

(4)          Includes 29,332 shares owned directly, and 15,000 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 15,000 shares.

(5)          Includes 30,400 shares owned directly.

(6)          Includes 5,000 shares owned directly.

(7)          Black Rock, Inc. (“Black Rock”) is the beneficial owner of these 1,858,663 shares.  In its Schedule 13G filing dated February 2, 2011 filed with the Securities and Exchange Commission, Black Rock stated that to the best of its knowledge, these 1,858,663 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(8)          Prudential Financial, Inc. (“Prudential”) is the beneficial owner of these 2,852,815 shares.  In its Schedule 13G filing dated November 10, 2011 effective for October 31, 2011 filed with the Securities and Exchange Commission, Prudential stated that to the best of its knowledge, these 2,852,815 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2011 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price per Share of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	355,500	(1)	$9.02	828,520	(2)

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the Company’s 2000 and 2003 Employee Incentive Stock Option Plans.

Item 13. – Certain Relationships and Related Transactions

No material transactions occurred between the Company and related parties during fiscal 2011.  See item 11 herein and footnote 7 to the consolidated financial statements.

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

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2009 through 2011.

Item 14. - Principal Accountant Fees and Services

The firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2011 and 2010. MSPC and its predecessor firm have been our auditors since 1988. The table set forth below lists the fees billed to the company by MSPC for audit services rendered in connection with the audits of our consolidated financial statements for the years ended October 31, 2011 and 2010, and fees billed for other services rendered by MSPC during these periods.

	2011	2010
	(in thousands) ($)
(1) Audit Fees	273	285.5
(2) Audit-Related Fees	43	52
(3) Tax Fees	14.5	64
(4) All Other Fees	0	0
Total	330.5	401.5

(1)                                 Audit Fees

MSPC billed us approximately $258,500 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2011 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $270,000 in billings for such services for the fiscal year ended October 31, 2010. In addition, MSPC billed us approximately $14,500 in fiscal 2011 for its audit of our 401(k) Plan for calendar year 2010 as compared to approximately $15,500 of such fees in fiscal 2010 with respect to calendar year 2009.

(2)                                 Audit-Related Fees

MSPC billed us approximately $43,000 during fiscal 2011 and approximately $52,000 during fiscal 2010 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)                                 Tax Fees

MSPC billed us approximately $14,500 for tax services for fiscal 2011 and approximately $64,000 for tax services for fiscal 2010.

(4)                                 All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2011 or fiscal 2010 other than for services described in Item 14 (1), (2) and (3) herein.

(5)                                 Pre-Approval Policies and Procedures

The engagement of MSPC to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15. – Exhibits and Financial Statement Schedules

(a)1.        Financial Statements

The following financial statements of the Company are included in Part II, Item 8, “Financial Statements and Supplementary Data:”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2011 and 2010

Consolidated Statements of Operations for the Years ended October 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity for the Years ended October 31, 2011, 2010, and 2009

Consolidated Statements of Cash Flows for the Years ended October 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.             Financial Statements Schedule

The following is included in Item 8, “Financial Statements and Supplementary Data:”

Schedule II — Valuation and Qualifying Accounts for the Years ended October 31, 2011, 2010 and 2009

(b)           Exhibits

Exhibit No.	Item

3.1	Amended and Restated Certificate of Incorporation dated November 15, 1989

3.1.1	Amendment to Certificate of Incorporation dated August 23, 1993

3.1.2	Amendment to Certificate of Incorporation dated August 23, 1993

3.1.3	Amendment to Certificate of Incorporation dated March 27, 1998

3.1.4	Amendment to Certificate of Incorporation dated March 31, 1998

3.1.5	Amendment to Certificate of Incorporation dated September 26, 2003

3.2.2	By-laws, as amended.

4.1*	Form of Common Stock Certificate, $.01 par value (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

10.1*

Lease Agreement for Elmwood Park, New Jersey Premises, expiring in February, 2004 (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999 (SEC File No. 0-15266)).

10.1.1*

Fifth Amendment dated as of July 16, 2004 to Lease for Elmwood Park, New Jersey Premises (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

10.1.2*

Sixth Amendment dated as of October 27, 2004 to Lease for Elmwood Park, New Jersey Premises (Incorporated by reference into exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

10.2*

Employment Agreement between the Company and Marc Grodman expiring October 31, 2017. (Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K for December 31, 2010 (SEC File No. 0-15266)).

10.3*

Employment Agreement between the Company and Sam Singer as in effect at October 31, 2001 (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 1999 (SEC File No. 0-15266)).

10.3.1*

Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2002 (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2002 (SEC File No. 0-15266)).

10.3.2*

Extension to Employment Agreement between the Company and Sam Singer effective November 1, 2004 (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

10.3.3*

Amendment No. 3 to Employment Agreement between the Company and Sam Singer dated December 18, 2007. (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2007 (SEC File No. 0-15266)).

10.3.4	Amendment No. 4 to Employment Agreement between the Company and Sam Singer dated March 4, 2008.

10.3.5	Amendment No. 5 to Employment Agreement between the Company and Sam Singer dated September 18, 2008.

10.3.6	Amendment No. 6 to Employment Agreement between the Company and Sam Singer dated October, 2009.

10.3.7	Amendment No. 7 to Employment Agreement between the Company and Sam Singer dated November 1, 2010.

10.4*

The Company’s 2000 Employee Incentive Stock Option Plan. (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000 (SEC File No. 0-15266)).

10.4.1*	The Company’s 2003 Employee Incentive Stock Option Plan. (Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-111578)).

10.5*

The Company’s 2010 Senior Management Incentive Bonus Plan (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2010 (SEC File No. 0-15266)).

10.5.1	The Company’s 2011 Senior Management Incentive Bonus Plan.

10.5.2	The Company’s 2012 Senior Management Incentive Bonus Plan.

10.6*

Amended and Restated Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association. (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

10.6.1*

Fourth Amendment as of October 31, 2006 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2006 (SEC File No. 0-15266)).

10.6.2*

Fifth Amendment as of October 31, 2007 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2007 (SEC File No. 0-15266)).

10.6.3*

Sixth Amendment as of May 12, 2008 to Loan and Security Agreement as of September 30, 2004 between the Company and PNC Bank, National Association (Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K (for December 31, 2010) (SEC File No. 0-15266)).

10.6.4	Seventh Amendment as of October 22, 2010 to Loan and Security Agreement between the Company and PNC Bank, National Association.

10.6.5	Eighth Amendment as of November 2, 2011 to Loan and Security Agreement as of October 31, 2010 between the Company and PNC Bank, National Association.

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

101	Interactive Data File

The exhibits designated above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the documents as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.

By	/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
Dated: January 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 13, 2012

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 13, 2012

/S/ Sam Singer
Sam Singer
Sr. Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 13, 2012

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 13, 2012

/S/ Harry Elias
Harry Elias
Director
January 13, 2012

/S/ Gary Lederman
Gary Lederman
Director
January 13, 2012

/S/ John Roglieri
John Roglieri
Director
January 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2011.  We also have audited the Company’s internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

Cranford, New Jersey

January 12, 2012

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2011	2010

CURRENT ASSETS:
Cash and Cash Equivalents	$22,013	$17,779
Accounts Receivable - Net	148,060	129,122
Inventory	9,691	6,193
Other Current Assets	4,457	2,820
Deferred Tax Assets	22,559	16,883
TOTAL CURRENT ASSETS	206,780	172,797

PROPERTY AND EQUIPMENT - AT COST	81,717	67,250
LESS: Accumulated Depreciation	(38,150)	(30,420)
PROPERTY AND EQUIPMENT - NET	43,567	36,830

OTHER ASSETS:
Deposits	882	1,389
Goodwill - Net	23,408	22,608
Intangible Assets - Net	6,904	8,226
Other Assets	725	1,523
Deferred Tax Assets	993	758
TOTAL OTHER ASSETS	32,912	34,504

TOTAL ASSETS	$283,259	$244,131

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2011	2010

CURRENT LIABILITIES:
Accounts Payable	$38,612	$36,972
Accrued Salaries and Commissions Payable	11,770	9,769
Accrued Taxes and Expenses	8,853	6,685

Other Short Term Acquisition Payable	375
Revolving Note Payable - Bank	18,632	26,154
Current Maturities of Long-Term Debt	1,270	1,217
Capital Lease Obligations - Short-Term Portion	3,002	2,541
TOTAL CURRENT LIABILITIES	82,514	83,338

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	6,351	4,336
Long Term Debt - Net of Current Portion	4,627	3,319
Other Long Term Acquisition Payable	—	750
TOTAL LONG-TERM LIABILITIES	10,978	8,405

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,949,900 and 27,847,204 at October 31, 2011 and at October 31, 2010, respectively	280	278

Additional Paid-In Capital	45,580	44,562

Retained Earnings	143,907	107,548

TOTAL SHAREHOLDERS’ EQUITY	189,767	152,388
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$283,259	$244,131

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

	Years Ended
	October 31,
	2011	2010	2009

NET REVENUES:	$558,642	$458,024	$362,654

COST OF SERVICES:
Depreciation and Amortization	11,036	8,653	7,244
Employee Related Expenses	126,354	104,519	84,582
Reagents and Lab Supplies	100,569	77,798	57,770
Other Cost of Services	49,894	41,282	33,928

TOTAL COST OF SERVICES	287,853	232,252	183,524

GROSS PROFIT ON REVENUES	270,789	225,772	179,130

General and Administrative Expenses:

Depreciation and Amortization	3,969	3,168	2,527
Other General and Administrative Expenses	131,967	111,983	86,763
Bad Debt Expense	75,079	62,243	51,518

TOTAL GENERAL AND ADMIN. EXPENSES	211,015	177,394	140,808

OPERATING INCOME	59,774	48,378	38,322

OTHER (INCOME) EXPENSES:

Interest Expense	1,747	1,566	1,512
Other Income	(6,656)	—	(1,600)
Interest Income	(163)	(151)	(179)

TOTAL OTHER (INCOME) EXPENSES - NET	(5,072)	1,415	(267)

INCOME BEFORE INCOME TAXES	64,846	46,963	38,589

Provision for Income Taxes	28,487	20,582	16,739

NET INCOME	$36,359	$26,381	$21,850

NET INCOME PER SHARE - BASIC:	$1.30	$0.95	$0.79
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,971,100	27,786,083	27,627,968

NET INCOME PER SHARE - DILUTED:	$1.29	$0.94	$0.78
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,207,358	28,038,304	27,872,234

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Senior Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2008			27,553,590	$276	$41,947	$59,317	—	$101,540

Fractional Share Adjustments			530	—	—			—
Exercise of Options - Employees			117,660	—	843			843
Stock Based Compensation			—	—	40			40
Stock Issued for Acquisition			23,096	—	250			250
Common Stock Repurchased and Canceled			—	—	—			—
Net Income						21,850		21,850

Balance on October 31, 2009			27,694,876	$276	$43,080	$81,167	—	$124,523

Exercise of Options - Employees			117,800	2	795			797
Stock Based Compensation			11,432	—	290			290
Stock Issued for Acquisition			23,096	—	397			397
Net Income						26,381		26,381

Balance on October 31, 2010			27,847,204	$278	$44,562	$107,548	—	$152,388

Exercise of Options - Employees			102,696	1	497			498
Stock Based Compensation			—	—	40			40
Stock Issued for Acquisition			23,096	—	482			482
Net Income						36,359		36,359

Balance on October 31, 2011			27,972,996	$279	$45,581	$143,907	—	$189,767

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net Income	$36,359	$26,381	$21,850
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	15,005	11,821	9,771
Amortization of Deferred Compensation
Deferred Income Tax Benefit	(5,911)	(4,005)	(5,093)
Loss on Disposal of Property and Equipment	1,680	368	271
Stock - Based Compensation Expense	40	290	40
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(29,254)	(32,984)	(21,680)
Provision for Doubtful Accounts	10,316	8,857	10,403
Inventory	(3,498)	(2,045)	(417)
Other Current Assets	(1,637)	(941)	(108)
Other Assets	798	(150)	(149)
Deposits	507	(759)	(105)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	6,541	6,572	9,583

NET CASH - OPERATING ACTIVITIES	30,946	13,405	24,366

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(1,425)	(1,917)	(1,917)
Acquisition of Equipment and Leasehold Improvements	(14,117)	(16,494)	(8,749)
Acquisition of Intangible Assets	—	—	(141)

NET CASH - INVESTING ACTIVITIES	(15,542)	(18,411)	(10,807)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(1,178)	(1,191)	(1,177)
Payments of Capital Lease Obligations	(2,968)	(2,778)	(2,547)
Increase (Decrease) in Revolving Line of Credit	(7,522)	8,962	(6,379)
Proceeds from Exercise of Options	498	797	843

NET CASH - FINANCING ACTIVITIES	(11,170)	5,790	(9,260)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,234	784	4,299

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$17,779	$16,995	$12,696

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$22,013	$17,779	$16,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,754	$1,517	$1,554
Income Taxes	$32,773	$26,539	$21,277

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share Data]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During fiscal 2011, 2010 and 2009, the Company wrote-off approximately $5,944, $6,352 and $1,261 of property which was fully depreciated.

During the fiscal 2011, the Company disposed of certain equipment with an initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

During fiscal 2011, 2010, and 2009, the Company incurred capital lease obligations totaling approximately $5,444, $3,403, and $3,469 in connection with the acquisition of property and equipment.

During fiscal 2011, 2010 and 2009 the Company wrote-off approximately $-0-, $-0-, $300 of intangible assets that were fully amortized.

During fiscal 2011, 2010 and 2009 the company recorded approximately $40, $40 and $40 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

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

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference” or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radio-immuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  We perform cancer cytogenetic testing at our leased facilities in at our main processing facility in Elmwood Park, Smithtown, NY, Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility.  Bio-Reference markets its laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2011.   All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $22,013 and $17,779 in cash and cash equivalents at October 31, 2011 and 2010, respectively.

Inventory - Inventory is stated at the lower of cost [determined on a first-in, first-out basis] or market.  Inventory consists primarily of purchased laboratory supplies, which is used in our various testing laboratories.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets which range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $13,684, $10,520 and $8,644 for the years ended October 31, 2011, 2010 and 2009, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2001, the Company evaluates the recoverability and measures the possible impairment of its goodwill under Financial Accounting Standards Board (“FASB”) Codification 350-20, “Goodwill.”  The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any.  Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company’s consolidated net assets.  If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any.  The second step compares the implied fair value of goodwill with its carrying value.

The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  If the carrying amount of the goodwill is greater than its implied fair value, an impairment loss will be recognized in that period.  No impairment loss was recognized in the years ended October 31, 2011, 2010 and 2009.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2011 and 2010, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,322, $1,301, and $1,127 for the years ended October 31, 2011, 2010 and 2009, respectively.  The balance sheet reflects accumulated amortization of $7,271, and $5,948 as of October 31, 2011, and 2010, respectively. During the 2011 and 2010 fiscal year, the Company did not write off any intangible assets.  During the 2009 fiscal year, the Company wrote off approximately $300 of capitalized costs related to customer lists which were fully amortized.

On November 1, 2008, the Company adopted “Fair Value Measurements” for its financial assets discussed under topic number 820 “Fair Value Measurements and Disclosures” of FASB codification.  This topic provides a single definition of fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements.  This topic creates a three-level hierarchy for the inputs used in the valuation techniques to derive fair values where Level 1 is having the highest priority and Level 3 having the lowest priority.

	10/31/2011	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies (a component of Other Assets)	$725	—	$725	—

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

	October, 31
	2011	2010	2009

Gross Revenues	$2,482,349	$1,902,573	$1,423,287

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	293,874	281,002	247,333
All Other Third Party and Direct Payors*	1,629,833	1,163,547	813,300
Total Contractual Adjustments and Discounts	1,923,707	1,444,549	1,060,633

Net Service Revenues	$558,642	$458,024	$362,654

Percent of Contractual Adjustments and Discounts To Gross Revenues	77.5%	74.5%	71.0%

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

When new business is received by BRLI, net service revenues are calculated by reducing gross service revenues by the estimated contractual allowance.  The bad debt expense is determined by calculating the appropriate collection rate for net current service revenues and is a component of general and administrative expenses.  BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt was adjusted over the same periods of time to maintain an accurate balance between net service revenues and actual revenues.  Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial.  A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

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

	October 31
	2011	2010

Contractual Credits/Discounts	$235,922	$186,372
Doubtful Accounts	45,220	34,904

Total Allowance	$281,142	$221,276

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2009 through 2011, no material amounts for interest and penalties have been recorded.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Earnings Per Share - Basic earnings per share [“EPS”] reflects the amount of income attributable to each share of common stock based on average common shares outstanding during the period.  Diluted EPS reflects Basic EPS while giving effect to all potential dilutive common shares that were outstanding during the period, such as common shares that could result from the exercise or conversion of securities into common stock.  The computation of Diluted EPS is calculated by using the treasury stock method, which assumes that any proceeds obtained from the exercise of such dilutive securities would be used to purchase common stock at the average market price of the common stock during the period.  This reduces the gross number of dilutive shares by the number of shares purchasable from the proceeds of the securities assumed to be exercised.  Securities whose conversion would have an anti-dilutive effect on EPS are not assumed converted.  Securities that could potentially dilute earnings in the future are disclosed in Note 10.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35.  The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2011, 2010 and 2009.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $2,024, $2,065 and $1,387 for the years ended October 31, 2011, 2010 and 2009, respectively.

Reclassifications - Certain prior year amounts may have been reclassified to conform to the current year presentation.

Other Income - During the quarter ended January 31, 2009, the Company executed a Restitution Agreement with John Littleton, a former Vice President in sales.  Mr. Littleton paid the Company $1,600 for payments made to him and others that were from our perspective, improperly paid. These payments were paid for a) recruiting fees for new hires paid to parties with an undisclosed relationship to him and b) reimbursement to him or others of improperly or insufficiently documented expenses; both of which are in violation of the Company’s policies.  This restitution payment is included in the Category “Other Income on the Consolidated Statements of Operations”.

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

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2011	2010

Medical Equipment	$38,479	$31,249
Leasehold Improvements	14,388	12,859
Furniture, Fixtures and Office & Computer Equipment	13,586	10,435
Automobiles and Aircraft	15,264	12,707

Sub Totals	81,717	67,250
Less Accumulated Depreciation	38,150	30,420

Totals — Net of Accumulated Depreciation	$43,567	$36,830

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2011

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,328	$2,245
Covenants Not-to-Compete	5	4,305	4,237	68
Patents and Licenses	17	5,297	706	4,591

Totals		$14,175	$7,285	$6,904

October 31, 2010

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,138	$2,435
Covenants Not-to-Compete	5	4,305	3,457	848
Patents and Licenses	17	5,297	354	4,943

Totals		$14,175	$5,949	$8,226

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2010 is as follows:

October 31,
2012	$567
2013	558
2014	551
2015	526
2016	509
Thereafter	4,193

Total	$6,904

[5] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.

The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At October 31, 2011, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.25%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2011, the Company utilized $18,632 of the available credit under this revolving note payable loan agreement.  Prior to the October 2011 change, the terms of the revolving note payable were similar to the terms as amended with the exception that the maximum credit available was $40,000.

[6] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of October 31, 2011 is approximately $833.

In December 2010, The Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of October 31, 2011 is approximately $5,064.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2010 is as follows:

Year Ended
October 31,
2012	$1,270
2013	458
2014	487
2015	518
2016	551
Thereafter	2,613
Totals	$5,897

[7] Related Party Transactions [Not in Thousands]

See Item 11 — “Executive Compensation” as to rentals paid by the Company to Richard Faherty, one of the Company’s five most highly compensated senior management employees for use of Mr. Faherty’s airplane in fiscal 2011, 2010 and fiscal 2009 (when the Company’s owned airplane was unavailable).  Such aircraft rentals totaled $217,138 in fiscal 2011, $134,896 in fiscal 2010 and $95,550 in fiscal 2009 in compensation respectively.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2011	2010	2009

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	9.87%	9.77%	10.92%
Permanent differences and Other	(0.94)%	(0.94)%	(2.54)%

Actual Rate	43.93%	43.83%	43.38%

The provision for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2011	2010	2009

Current:
Federal	$24,573	$17,201	$15,351
State & Local	9,825	7,069	6,481

Deferred:
Federal	(4,223)	(2,618)	(3,503)
State and Local	(1,688)	(1,070)	(1,590)

Total Provision for Income Taxes	$28,487	$20,582	$16,739

At October 31, 2011 and 2010, the Company had a net deferred tax asset [liability] of approximately $23,552 and $17,641, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation and amortization, bad debts and certain accrued expenses and deferred costs.  For fiscal years ended in 2011 and in 2010, the Company had no net operating loss carry-forwards available to reduce current year taxable income.

	October 31,
	2011	2010

Deferred Tax Asset:
Bad Debt Allowance	$19,897	$15,358
Depreciation and amortization	1,723	730
Accrued Expenses	1,932	1,553

Deferred Tax Asset - Net	23,552	17,641

Current Deferred Tax Asset - Net	21,710	16,883
Long Term Deferred Tax Asset - Net	1,842	758

Deferred Tax Asset — Net	$23,552	$17,641

During fiscal year ended October 31, 2011 the Company recorded a net deferred tax benefit of $5,911.  This reflects a net benefit of approximately $4,539 in allowance for bad debts, a benefit of approximately $993 from depreciation and amortization timing differences, and a benefit of approximately $379 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2011, fiscal 2008 through 2011 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of these examinations has not been determined.

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2011 and October 31, 2010.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On July 14, 2008 the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2010 the Company repurchased 39,400 shares at a cost of $452.  The shares were canceled upon repurchase.

On November 11, 2011 a date subsequent to the period covered in this report, the Company announced that its board of directors has approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices over the period ending October 31, 2012.

[B] Equity Transactions for Services — For the fiscal years ended in 2011, 2010 and 2009, the company issued 11,432 16,432 and 2,500 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2011	2010	2009

Income Available to Common Stockholders	$36,359	$26,381	$21,850
Weighted Average Common Shares Outstanding	27,971	27,786	27,628

Effect of Dilutive Securities:
Warrants/Options	236	252	244

Weighted Average Diluted Common Shares Outstanding	28,207	28,038	27,872

Net Income Per Share - Basic	$1.30	$0.95	$0.79
Net Income Per Share - Diluted	$1.29	$0.94	$0.78

[11] Stock Options and Warrants

Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of stock options, which may be designated as  incentive stock options, to purchase up to a maximum aggregate 1,600,000 shares of Company common stock (after giving effect to our 2-1 stock split). The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock  on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2011, 2010 and 2009, -0-, -0- and -0- options were granted under the Plan, respectively. A total of 40,000, 59,000 and 72,060 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2011, 2010 and 2009, respectively.  A total of -0-, 12,000 and 10,000 options were cancelled in fiscal years ended October 31, 2011, 2010 and 2009.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provided for the granting of stock options, which may have been designated as incentive stock options, to purchase an aggregate of 1,600,000 shares of the Company’s common stock (after giving effect to our 2-1 stock split) at a price   not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option was granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must have been at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, were eligible for the 2000 Plan.  The term of the options could not exceed ten years from the date of grant.  In fiscal years ended October 31, 2011, 2010 and 2009, no options were granted under the Plan. A total of 39,600, 58,800 and 45,600 incentive stock options issued under the 2000 Plan were exercised in fiscal years ended in October 31, 2011, 2010 and 2009, respectively. A total of -0-, -0-, and 110,000 options were cancelled in fiscal years ended October 31, 2011, 2010 and 2009, respectively.  Options issued under the 2000 Plan must have been granted before the August 2010 termination date.

The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding at October 31, 2008*	488	$7.82
Granted	—	—
Expired	(10)	$9.13
Exercised	(72)	7.74
Outstanding at October 31, 2009*	406	$9.52
Granted	—	—
Expired	(12)	8.62
Exercised	(59)	8.88
Outstanding at October 31, 2010*	335	9.66
Granted	—	—
Expired	—	—
Exercised	(40)	8.67
Outstanding at October 31, 2011*	295	9.80

*Eligible for exercise at October 31, 2008 were 454 at a weighted average exercise price per share of $8.61

*Eligible for exercise at October 31, 2009 were 376 at a weighted average exercise price per share of $7.80

*Eligible for exercise at October 31, 2010 were 310 at a weighted average exercise price per share of $9.66

*Eligible for exercise at October 31, 2011 were 275 at a weighted average exercise price per share of $9.80

	2000 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2008	314	$4.43
Granted	—	—
Expired	(110)	3.35
Exercised	(46)	6.28
Outstanding and Eligible for Exercise at October 31, 2009	158	4.64
Granted	—	—
Expired	—	—
Exercised	(58)	4.63
Outstanding and Eligible for Exercise at October 31, 2010	100	4.64
Granted	—	—
Expired	—	—
Exercised	(40)	3.82
Outstanding and Eligible for Exercise at October 31, 2011	60	5.19

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$2.76	to	$2.76	Per Share	22	1.67	2.76	22	2.76
$3.60	to	$3.60	Per Share	10	1.17	3.60	10	3.60
$6.11	to	$6.11	Per Share	6	3.69	6.54	6	6.54
$7.25	to	$7.25	Per Share	4	3.58	7.25	4	7.25
$7.41	to	$7.67	Per Share	94	3.36	7.53	94	7.53
$9.12	to	$9.12	Per Share	179	4.00	9.13	179	9.13
$17.50	to	$17.50	Per Share	40	6.08	17.50	20	17.50
				355			335

Compensation cost recognized for the years ended October 31, 2011, October 31, 2010 and October 31, 2009 was $40 for each one of the years, with a related tax benefit of $-0- with respect to these options.

[12] Employment Contracts and Consulting Agreements

During fiscal 2003, the Company established a Scientific Advisory Board [the “Board”] and entered into consulting agreements with members of the Board.  The terms of the agreements range from three years and two months to four years and three months.  Effective October 31, 2010 these agreements are on an at-will basis.

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2011 through October 31, 2017. At October 31, 2011, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants
2012	$4,011
2013	3,351
2014	2,597
2015	1,410
2016	1,410
Thereafter	1,060

Total	$13,839

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into fifty two at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $28,690 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2017 as follows:

	October 31
	2011	2010
Medical Equipment	$7,732	$4,924
Furniture, Fixtures and Office Equipment	—	—
Automobiles	9,512	7,313

Totals	17,244	12,237
Less: Accumulated Depreciation	4,950	4,240

Net	$12,293	$7,997

Depreciation expense on assets under capital leases was approximately $1,418, $2,364, and $1,237 for the years ended October 31, 2011, 2010 and 2009, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,
2012	$3,330
2013	2,697
2014	2,168
2015	1,302
2016	492
Thereafter	129

Total	10,118

Less Interest:	765

Present Value of Minimum Lease Payments	$9,353

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2011 to 2019.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2011, 2010 and 2009 was $8,010, $7,285 and $6,172, respectively.  There were no contingent rental amounts due through October 31, 2011.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2012	$5,530	$412
2013	2,765	183
2014	2,315	51
2015	1,155	2
2016	836	—
Thereafter	829	—

Totals	$13,430	$648

The Company has entered into several purchase agreements for reagent supplies through October, 2016.  Minimum purchase commitments as of October 31, 2011 are as follows:

October 31,

2012	$17,448
2013	14,921
2014	14,357
2015	10,538
2016	7,206
Thereafter	—

Totals	$64,470

Reagent supplies expensed under purchase agreements amount to $8,379, $7,290 and $7,477 for the years ended October 31, 2011, 2010 and 2009, respectively.

[15] Litigation

In the normal course of business, the Company is exposed to a number of asserted and unasserted potential claims.  In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $1,000.  In addition, the Company maintains excess commercial insurance of $5,000 per occurrence and $5,000 in aggregate over the primary limits.  In addition, the Company also maintains excess umbrella coverage of $15,000.  The Company believes, but cannot assure, that its insurance coverage is adequate for its current business needs.  A determination of Company liability for uninsured or underinsured acts or omissions could have a material adverse affect on the Company’s operations.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2011 and 2010, the Company had approximately $21,000 and $16,171 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

A number of proposals for legislation continue to be under discussion which could substantially reduce Medicare and Medicaid (CMS) reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, the Company could experience a significant decrease in revenues from Medicare and Medicaid (CMS), which could have a material adverse effect on the Company.  The Company is unable to predict, however, the extent to which such actions will be taken.

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

On August 5, 2011, the Company acquired all of the authorized, issued and outstanding shares of The Genetics Center, Inc. (“GCI”), a New York corporation engaged in the clinical laboratory business with principal place of business in Smithtown, New York for $800 in cash.  The entire acquisition was recorded as an addition to Goodwill.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $19,477 in the aggregate.  Health insurance premium expense for the years ended October 31, 2011, 2010 and 2009 amounted to approximately $4,426, $4,324 and $2,327, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $19,408, $14,347 and $10,394 for the years ended October 31, 2011, 2010 and 2009, respectively.  During fiscal years ended October 31, 2011, 2010 and 2009, employee contributions of $3,593, $2,720 and $2,142 offset the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $993 for 2011, $801 for 2010, and $644 for 2009.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

[22] New Authoritative Accounting Pronouncements

On September 15, 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The Board’s objective is to simplify goodwill impairment testing by permitting assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test currently required under Topic 350, Intangible—Goodwill and Other.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value. Entities may bypass the qualitative assessment during any reporting period.  ASU No. 2011-08 is effective for fiscal years beginning after December 15, 2011. Early adoption is permitted, including interim or annual goodwill impairment tests performed before September 15, 2011, for interim or annual reports that have not been issued.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2011, the FASB issued ASU No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities.  This update was issued to increase transparency relating to accounting practices used for net patient service revenue and related bad debt allowances by health care entities. Some health care entities recognize patient service revenue at the time the services are rendered regardless of whether the entity expects to collect that amount or has assessed the patient’s ability to pay. These prior accounting practices used by some health care entities resulted in a gross-up of patient service revenue and the provision for bad debts, leading to an impaired ability by outside users of financial statements to make accurate comparisons and analyses of financial statements between entities. ASU No. 2011-07 requires changes to the presentation of the statement of operations, reclassifying the provision for bad debts associated with patient service revenue from an operating expense to a deduction from patient service revenue, and also requires enhanced quantitative and qualitative disclosures relevant to the entity’s policies for recognizing revenue and assessing bad debts.  This update is not designed and will not change the net income reported by healthcare entities.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We do not expect that this update will have any material impact on the company’s consolidated financial statements. We do not expect that we will be required to change our presentation of the statement of operations because the Company does not recognize revenues that it does not expect to collect and this update specifically exempts companies who follow that methodology from its application.

In December 2010, the FASB issued ASU No. 2010-28: Intangibles — Goodwill and Other (Topic 350) -When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.  This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted.  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples in paragraph 350-20-35-30, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  This update is not expected to have a material impact on the Company’s consolidated financial statements.

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

[23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Audited Fiscal Year
	1/31/11	4/30/11	7/31/11	10/31/11	2011

Net Revenues	$121,659	$137,658	$148,029	$151,297	$556,185
Gross Profit	$56,805	$65,639	$73,432	$74,914	$268,397
Net Income	$7,986	$7,817	$10,081	$10,476	$35,343
Net Income Per Common Share:

Basic	$0.29	$0.28	$0.36	$0.37	$1.26
Diluted	$0.28	$0.28	$0.36	$0.37	$1.25

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,884	27,920	27,941	27,949	27,971

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,122	28,142	28,147	28,138	28,207

	Three Month Ended				Audited Fiscal Year
	1/31/10	4/30/10	7/31/10	10/31/10	2010

Net Revenues	$99,261	$110,447	$121,719	$126,596	$458,024
Gross Profit	$47,507	$53,668	$61,630	$62,966	$225,772
Net Income	$4,005	$5,787	$8,013	8,577	$26,381
Net Income Per Common Share:

Basic	$0.14	$0.21	$0.29	$0.31	$0.95
Diluted	$0.14	$0.21	$0.29	$0.31	$0.94

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,723	27,772	27,815	27,835	27,786

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,022	28,077	28,098	28,087	28,038

	Three Month Ended				Audited Fiscal Year
	1/31/09	4/30/09	7/31/09	10/31/09	2009

Net Revenues	$75,735	$87,183	$97,424	$102,312	$362,654
Gross Profit	$35,695	$42,297	$49,261	$51,877	$179,130
Net Income	$3,598	$4,630	$6,439	$7,183	$21,850
Net Income Per Common Share:

Basic	$.13	$0.17	$0.23	$0.26	$0.79
Diluted	$.13	$0.17	$0.23	$0.26	$0.78

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,570	27,598	27,628	27,668	27,618

Weighted Average Common Shares Outstanding - Diluted [in thousands]	27,820	27,823	27,923	27,958	27,864

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

MSPC

Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 12, 2012

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2011, 2010 AND 2009

[In Thousands]

(a) Description	(b) Balance at the Beginning of a Period	(c) Charged to Cost and Expenses	(d) Deductions Charged to Valuation Allowance Accounts	(e) Balance at the End of a Period
Year Ended October 31, 2011
Allowance for Doubtful Accounts	34,904	75,079	(64,763)	45,220
Contractual Credits/Discounts	186,372	1,926,164	(1,876,614)	235,922

Total Allowance	221,276	2,001,243	(1,941,377)	281,142

Year Ended October 31, 2010
Allowance for Doubtful Accounts	26,047	62,243	(53,386)	34,904
Contractual Credits/Discounts	130,974	1,444,549	(1,389,151)	186,372

Total Allowance	157,021	1,506,792	(1,442,537)	221,276

Year Ended October 31, 2009
Allowance for Doubtful Accounts	15,643	51,518	(41,114)	26,047
Contractual Credits/Discounts	78,042	1,060,633	(1,007,701)	130,974

Total Allowance	93,685	1,112,151	(1,048,815)	157,021

Year Ended October 31, 2008
Allowance for Doubtful Accounts	11,643	40,313	(36,313)	15,643
Contractual Credits/Discounts	79,257	737,959	(739,174)	78,042

Total Allowance	90,900	778,272	(775,487)	93,685

.   .   .   .   .   .   .   .   .   .