Form 10-Q
period 2012-01-31
BIO REFERENCE LABORATORIES INC
filed 2012-03-08
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,779,450 shares of Common Stock ($.01 par value) at March 7, 2012.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2012

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	(Unaudited) January 31,	October 31,
	2012	2011
CURRENT ASSETS:
Cash and Cash Equivalents	$22,403	$22,013
Accounts Receivable - Net	147,661	148,060
Inventory	10,727	9,691
Other Current Assets	4,579	4,457
Deferred Tax Assets	24,285	22,559
TOTAL CURRENT ASSETS	209,655	206,780

PROPERTY AND EQUIPMENT - AT COST	88,722	81,717
LESS: Accumulated Depreciation	(41,216)	(38,150)
PROPERTY AND EQUIPMENT - NET	47,506	43,567

OTHER ASSETS:
Deposits	911	882
Goodwill - Net	23,408	23,408
Intangible Assets - Net	6,748	6,904
Other Assets	775	725
Deferred Tax Assets	209	993
TOTAL OTHER ASSETS	32,051	32,912

TOTAL ASSETS	$289,212	$283,259

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	(Unaudited) January 31,	October 31,
	2012	2011

CURRENT LIABILITIES:
Accounts Payable	$38,347	$38,612
Accrued Salaries and Commissions Payable	12,232	11,770
Accrued Taxes and Expenses	9,831	8,853
Other Short Term Acquisition Payable	375	375
Revolving Note Payable - Bank	19,701	18,632
Current Maturities of Long-Term Debt	1,068	1,270
Capital Lease Obligations - Short-Term Portion	2,891	3,002
TOTAL CURRENT LIABILITIES	84,445	82,514

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	5,962	6,351
Long Term Debt - Net of Current Portion	4,514	4,627
TOTAL LONG-TERM LIABILITIES	10,476	10,978

SHAREHOLDERS’ EQUITY:
Preferred Stock, $.10 par value, authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock, none issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,779,450 and 27,949,900 at January 31, 2012 and at October 31, 2011, respectively	278	280

Additional Paid-In Capital	42,741	45,580
Retained Earnings	151,272	143,907
TOTAL SHAREHOLDERS’ EQUITY	194,291	189,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,212	$283,259

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2012	2011

NET REVENUES:	$149,919	$121,659

COST OF SERVICES:
Depreciation	3,009	2,540
Employee Related Expenses	34,440	29,475
Reagents and Lab Supplies	27,779	21,832
Other Cost of Services	13,448	11,007
TOTAL COST OF SERVICES	78,676	64,854

GROSS PROFIT ON REVENUES	71,243	56,805

General and Administrative Expenses:

Depreciation and Amortization	843	938
Other General and Administrative Expenses	36,844	30,760
Bad Debt Expense	20,274	16,390

TOTAL GENERAL AND ADMIN. EXPENSES	57,961	48,088

OPERATING INCOME	13,282	8,717

OTHER (INCOME) EXPENSES:

Interest Expense	358	345
Interest Income	(42)	(39)
Other Income	—	(5,569)
TOTAL OTHER (INCOME) EXPENSES - NET	316	(5,263)

INCOME BEFORE INCOME TAXES	12,966	13,980

Provision for Income Taxes	5,601	5,994

NET INCOME	$7,365	$7,986

NET INCOME PER SHARE - BASIC:	$0.26	$0.29

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	27,887,717	27,884,100

NET INCOME PER SHARE - DILUTED:	$0.26	$0.28

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	28,041,022	28,121,740

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended January 31,
	2012	2011
OPERATING ACTIVITIES:
Net Income	$7,365	$7,986
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	3,852	3,478
Deferred Income Taxes (Benefit)	(942)	(944)
Stock Based Compensation	40	40
Loss (Gain) on Disposal of Property and Equipment	241	1,002
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(967)	(721)
Provision for Doubtful Accounts	1,366	(706)
Inventory	(1,036)	(760)
Other Current Assets	(122)	(7,964)
Other Assets	(50)	1,003
Deposits	(29)	603
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,175	2,164

NET CASH - OPERATING ACTIVITIES	10,893	5,181

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(7,562)	(6,665)
Business Acquisitions Related Costs	—	(250)

NET CASH - INVESTING ACTIVITIES	(7,562)	(6,915)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(315)	(243)
Payments of Capital Lease Obligations	(814)	(679)
Increase (Decrease) in Revolving Line of Credit	1,069	1,699
Common Stock Repurchase	(2,881)	—
Proceeds from Exercise of Options	—	218

NET CASH - FINANCING ACTIVITIES	(2,941)	995

NET INCREASE IN CASH AND CASH EQUIVALENTS	390	(739)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	22,013	17,779

CASH AND CASH EQUIVALENTS AT END OF PERIODS	22,403	17,040

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$414	$361
Income Taxes	$3,758	$1,284

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the three-month periods ended January 31, 2012 and January 31, 2011, the Company entered into capital leases totaling $314 and $197, respectively.

During the three-month periods ended January 31, 2012 and January 31, 2011, the Company wrote-off approximately $871 and $4,236 of property and equipment that were mostly fully depreciated.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2011 audited consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2011.

The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2011 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K.

Significant accounting policies followed by the Company are set forth in Note 2 to the Company’s 2011 Annual Report on Form 10-K.

[2] Fair Value Measurements.

The Company’s population of investments and non-financial assets and liabilities subject to “Fair Value Measurements” under topic 820 of Accounting Standards Codification (“ASC”) as used in the preparation of the Company’s consolidated financial statements is as follows.

Inputs used in the valuation techniques to derive fair values are classified based on a three -level hierarchy that utilizes and ranks the level of market price observability used in measuring assets and liabilities that are measured at fair value, where Level 1 has the highest priority and rank and Level 3 has the lowest.

	($)	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs ($)	Significant Unobservable Inputs
	1/31/2012	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	775	—	775	—

As of January 31, 2012, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such events have occurred.

[3]Certain prior year amounts may have been reclassified to conform to the current year presentation.

[4] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

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

	($)
	Three Months Ended 31-Jan
	[Unaudited]
	2012	2011
Gross Service Revenues	683,816	531,303

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	74,741	66,408
All Other Third Party Payors*	459,156	343,236

Total Contractual Adjustments and Discounts	533,897	409,644

Net Service Revenues	149,919	121,659

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.1%	77.1%

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

[5] It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual credits are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary. Bad debt expense is recorded within selling, general and administrative expenses. BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payor’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	[Unaudited]	($)
	31-Jan-12	31-Oct-11
Contractual Credits/Discounts	247,021	235,922
Doubtful Accounts	46,586	45,220
Total Allowance	293,607	281,142

[6] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2012 (Unaudited) and October 31, 2011. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2012	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,392	2,181
Covenants Not-to-Compete	5	4,305	4,241	64
Patents and Licenses	17	5,297	794	4,503

Totals		14,175	7,427	6,748

October 31, 2011 Intangible Asset	Weighted-Average Amortization Period	Cost ($)	Accumulated Amortization ($)	Net of Accumulated Amortization ($)

Customer Lists	20	4,573	2,328	2,245
Covenants Not-to-Compete	5	4,305	4,237	68
Patents and Licenses	17	5,297	706	4,591

Totals		14,175	7,271	6,904

The aggregate intangible amortization expense for the three months ended January 31, 2012 and 2011 was $156 and $334, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2012 and for the four subsequent years is as follows:

October 31,	($)
2012	424
2013	558
2014	551
2015	526
2016	509
Thereafter	4,180

Total	6,748

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At January 31, 2012, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.5%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of January 31, 2012, the Company utilized $19,701 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of January 31, 2012 is approximately $625.

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of January 31, 2012 is approximately $4,957.

[9] The provision for income taxes for the three months ended January 31, 2012 consists of a current tax provision of $6,542 and a deferred tax benefit of $941. At January 31, 2012, the Company had a current deferred tax asset of $24,285 included in other current assets and a long-term deferred tax asset of $209 included in other assets.  The provision for income taxes for the three months ended January 31, 2011 consists of a current tax provision of $6,938 and a deferred tax benefit of $944. At January 31, 2011, the Company had a current deferred tax asset of $16,623 included in other current assets and a long-term deferred tax asset of $1,962 included in other assets.

[10] Common Stock Repurchase [Not in Thousands]

On November 11, 2011, the Company announced that its board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices over the period ending October 31, 2012.  During the quarter ended January 31, 2012 the Company repurchased 170,450 shares of its common stock at a cost of $2,880,865.  These repurchased shares have been recorded as canceled, reducing outstanding Common Stock by 170,450, the par value of Common Stock by $1,705 and Additional Paid-In Capital by $2,879,160.

Forward-Looking Statements

Statements included in this quarterly report on Form 10-Q (the “Quarterly Report”) that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Statements looking forward in time are included in this report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties, many of which are beyond our ability to control, that may cause our actual results in future periods to be materially different from any future performance suggested herein.

Several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Risk Factors” in our October 31, 2011 Form 10-K including:

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

[Dollars In Thousands Except Per Share Data, Total Patient Data Or Unless Otherwise Noted]

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

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three U.S. publicly traded full service laboratories operating in the U.S. While that means that the two national mega-laboratories and Bio-Reference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

In late January, we introduced OncoMatch, our solid tumor genotyping service, based on a commercialization agreement with a major hospital in the Northeast.  OncoMatch looks at a number of oncogenes and the multiple mutations associated with them and provides what we believe is useful information to clinicians.

Later in our second quarter, we expect to introduce Inherigen, our pan ethnic carrier screen that looks at a number of carrier states that heretofore would have required very specific or targeted testing and, in so doing, addressing the needs of all groups, regardless of ethnic background.  This test looks at almost 600 mutation sites, addressing over 160 carrier states.

During the fourth quarter of fiscal 2006, we acquired the operating assets of GeneDx, a leading DNA sequencing laboratory.  As molecular testing in general becomes a more significant element in the diagnostic testing industry, we believe that genetic testing will become an essential diagnostic tool of the future.  GeneDx was started by two geneticists from the National Institute of Health (“NIH”) in 2000.  Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics, GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases.  We believed that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases.  It has been our intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing.  We are seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. In 2007, GeneDx introduced GenomeDx, a then new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. In 2008, GeneDx became the first commercial laboratory in the world to offer next generation (NextGen) sequencing (high-speed computer-based whole genome sequencing) and has since built up a comprehensive suite of cardiac arrhythmia panels, as well as other multi-gene testing panels, that have enhanced its reputation as a technology and service leader in the area of genetic testing.  We are already expanding the menu of tests offered and employing marketing techniques that were extremely successful in building GenPath, our oncology laboratory.  In addition to scientists and technicians to manage testing, GeneDx employs 13 genetic counselors and 129 geneticists to help patients and referring physicians and geneticists understand the meaning of the test results.

On March 2, 2010, we completed the purchase of Lenetix Medical Screening Laboratory, Inc. (“Lenetix”) from Lenetix and its sole stockholder.  These assets were utilized in Lenetix’s operation of a clinical testing laboratory located in Mineola, New York.  The laboratory performs both clinical laboratory diagnostic testing and genetic testing.

On August 5, 2011, we acquired all of the authorized, issued and outstanding shares of The Genetics Center, Inc. (“GCI”), a New York corporation engaged in the clinical laboratory business with principal place of business in Smithtown, New York.

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

We have also created our PSIMedica business unit that has developed a Clinical Knowledge Management (“CKM”) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Katrina disaster in Louisiana and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

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

First Quarter Fiscal 2012 Compared to First Quarter Fiscal 2011

NET REVENUES:

Net revenues for the three-month period ended January 31, 2012 were $149,919 as compared to $121,659 for the three-month period ended January 31, 2011; this represents a 23% increase in net revenues. This increase is due to a 22% increase in patient counts and an increase in revenue per patient of 1% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient. The number of patients serviced during the three-month period ended January 31, 2012 was 1,814 which was 22% greater when compared to the prior fiscal year’s three-month period.  This increase in patient counts is due to the milder than normal weather conditions throughout the country, particularly in the Northeast, and the overall success of all our lines of business.  Net revenue per patient for the three-month period ended January 31, 2011 was $80.88 compared to net revenue per patient of $82.00 for the three-month period ended January 31, 2012, an increase of $1.12 or 1%.

During the three-month period ended January 31, 2012, we increased our sales force by approximately 2%. This increase was mainly in the specialty testing services we market nationally. We believe that this increase in the sales personnel together with continued efforts by our existing sales force significantly contributed to the 22% increase in patient counts.

Our revenues and patient counts could be adversely affected by a number of factors including, but not limited, to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 18 years of sustained growth.

COST OF SERVICES:

Cost of services increased from $64,854 for the three-month period ended January 31, 2011 to $78,676 for the three-month period ended January 31, 2012, an increase of $13,822 or 21%. This increase in Cost of services is basically in line with the increase in net revenues.  Our reagents and laboratory supplies expense increased by 27%.  Our medical waste removal expense increased 40% as the result of processing additional tests. We expect these trends to continue.

GROSS PROFITS:

Gross profits increased from $56,805 for the three-month period ended January 31, 2011 to $71,243 for the three-month period ended January 31, 2012, an increase of $14,438 or 25%. Gross profit margin increased to 48% from 47%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending January 31, 2011 were $48,088 as compared to $57,961 for the quarter ended January 31, 2012, an increase of $9,873 or 21%. This increase is in line with the increase in net revenues. Marketing expenses increased 23% predominantly due to an increase in our sales force and expenses related to promotional materials and supplies. We expect this trend to continue in the immediate future.

INTEREST EXPENSE:

Interest expense increased to $358 during the three-month period ending January 31, 2012 from $345 during the three-month period ended January 31, 2011. This increase is due to a slight increase in the interest rate on our PNC Bank’s credit line.

NET INCOME:

We realized net income of $7,365 for the three-month period ended January 31, 2012, as compared to $7,986 for the three-month period ended January 31, 2011, a decrease of $621 or 8%. Pre-tax income for the period ended January 31, 2012 was $12,966, compared to $13,980 for the three-month period ended January 31, 2011, a decrease of $1,014 or 7%. The provision for income taxes decreased to $5,601 for the three-month period ended January 31, 2012 from $5,994 for the period ended January 31, 2011. The decrease in net income is related to non-recurring other income we realized in fiscal 2011.  Net of that non-recurring other income, our operating income increased by $4,565 or 52% from the three-month period ended January 31, 2011 as compared to the three-month period ended January 31, 2012.

This significant increase in operating income for the quarter ended January 31, 2012 was achieved with the help of favorable weather conditions during this quarter.  We did not experience any significant snow events this quarter and experienced six snow events during the corresponding quarter in the prior year that in the opinion of the management caused us to lose about three cents in EPS in the prior year’s first quarter.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2012 was $125,210 as compared to $124,266 at October 31, 2011, an increase of $944. Our cash position increased by approximately $390 during the current period.  We increased our short term debt by $867 and repaid $113 in existing debt. We had current liabilities of $84,445 at January 31, 2012. We generated $10,893 in cash from operations, compared to $5,181 for the quarter ended January 31, 2011, an overall increase of $5,712 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $147,661 at January 31, 2012, a decrease of $399 from October 31, 2011. Cash collected during the three-month period ended January 31, 2012 increased 25% over the comparable prior year three-month period.

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

A number of proposals for legislation continue to be under discussion that could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent of which such actions will be taken if at all.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended January 31, 2012 was 91 days, a decrease of 7 days, or 7%, from the 98 days that we reported for the period ended January 31, 2011. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102% depending on the period.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2012 ($)
Long-Term Debt	4,627	1,270
Capital Leases	6,788	3,330
Operating Leases	7,900	5,942
Purchase Obligations	47,022	17,448
Long-Term Liabilities under Employment and Consultant Contracts	9,828	4,011

Our cash balance at January 31, 2012 totaled $22,403 as compared to $22,013 at October 31, 2011.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2012.

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

	($)
	Three-months Ended 31- Jan
	[Unaudited]
	2012	2011
Gross Service Revenues	683,816	531,303

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	74,741	66,408
All Other Third Party Payors*	459,156	343,236

Total Contractual Adjustments and Discounts	533,897	409,644

Net Service Revenues	149,919	121,659

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.1%	77.1%

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

	($)
	[Unaudited]	($)
	31-Jan-12	31-Oct-11
Contractual Credits/Discounts	247,021	235,922
Doubtful Accounts	46,586	45,220
Total Allowance	293,607	281,142

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At January 31, 2012, advances of approximately $19,701,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense at January 31, 2012 was approximately $119,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $16,000.

Item 4 — CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, as to the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC forms and rules, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 6 — EXHIBITS

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

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 7, 2012