Form 10-Q
period 2012-04-30
BIO REFERENCE LABORATORIES INC
filed 2012-06-08
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,682,882 shares of Common Stock ($.01 par value) at June 7, 2012.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2012

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	April 30,	October 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$19,726	$22,013
Accounts Receivable - Net	147,462	148,060
Inventory	10,527	9,691
Other Current Assets	4,916	4,457
Deferred Tax Assets	23,438	22,559
TOTAL CURRENT ASSETS	206,069	206,780

PROPERTY AND EQUIPMENT - AT COST	94,802	81,717
LESS: Accumulated Depreciation	(44,713)	(38,150)
PROPERTY AND EQUIPMENT - NET	50,089	43,567

OTHER ASSETS:
Investments	4,000	0
Deposits	942	882
Goodwill - Net	23,408	23,408
Intangible Assets - Net	6,605	6,904
Other Assets	975	725
Deferred Tax Asset	2,357	993

TOTAL OTHER ASSETS	38,287	32,912

TOTAL ASSETS	$294,445	$283,259

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2012	2011
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$42,962	$38,612
Accrued Salaries and Commissions Payable	13,052	11,770
Accrued Taxes and Expenses	4,820	8,853
Other Short Term Acquisition Payable	0	375
Revolving Note Payable - Bank	14,163	18,632
Current Maturities of Long-Term Debt	867	1,270
Capital Lease Obligations - Short-Term Portion	3,595	3,002
TOTAL CURRENT LIABILITIES	79,459	82,514

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	8,988	6,351
Long - Term Debt — Net of Current Portion	4,399	4,627
TOTAL LONG-TERM LIABILITIES	13,387	10,978

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,682,882 and 27,949,900 at April 30, 2012 and at October 31, 2011, respectively	277	280

Additional Paid-In Capital	40,744	45,580
Retained Earnings	160,578	143,907

TOTAL SHAREHOLDERS’ EQUITY	201,599	189,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$294,445	$283,259

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2012	2011	2012	2011

NET REVENUES:	$163,388	$137,658	$313,307	$259,317

COST OF SERVICES:
Depreciation and Amortization	3,265	2,712	6,274	5,251
Employee Related Expenses	36,811	31,947	71,250	61,423
Reagents and Laboratory Supplies	29,546	25,410	57,325	47,243
Other Cost of Services	14,287	11,950	27,735	22,956
TOTAL COST OF SERVICES	83,909	72,019	162,584	136,873

GROSS PROFIT ON REVENUES	79,479	65,639	150,723	122,444

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	881	1,026	1,723	1,964
General and Administrative Expenses	39,772	32,873	76,616	63,633
Bad Debt Expense	22,055	18,427	42,329	34,817
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	62,708	52,326	120,668	100,414

INCOME FROM OPERATIONS	16,771	13,313	30,055	22,030

OTHER (INCOME) EXPENSE:
Interest Expense	412	419	771	765
Interest Income	(42)	(39)	(84)	(78)
Other (Income) Expense	0	(1,087)	0	(6,656)
TOTAL OTHER (INCOME) EXPENSES - NET	370	(707)	687	(5,969)

INCOME BEFORE INCOME TAXES	16,401	14,020	29,368	27,999
Provision for Income Taxes	7,095	6,203	12,697	12,197

NET INCOME	$9,306	$7,817	$16,671	$15,802

NET INCOME PER COMMON SHARE - BASIC:	$0.34	$0.28	$0.60	$0.57
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,684,715	27,920,233	27,786,216	27,902,167

NET INCOME PER COMMON SHARE - DILUTED:	$0.33	$0.28	$0.60	$0.56
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,877,697	28,142,176	27,960,069	28,121,852

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Six months ended
	April 30
	2012	2011
OPERATING ACTIVITIES:
Net Income	$16,671	$15,802
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	7,997	7,215
Deferred Income Tax (Benefit) Expense	(2,243)	(2,768)
Stock Based Compensation	290	40
(Gain) Loss on Disposal of Fixed Assets	343	1,455
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(2,773)	(12,956)
Provision for Doubtful Accounts	3,371	3,060
Inventory	(836)	(1,806)
Other Current Assets	(459)	(726)
Other Assets	(250)	684
Deposits	(60)	587
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,599	(391)

NET CASH - OPERATING ACTIVITIES	23,650	10,196

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(9,667)	(11,478)
Business Acquisitions and Related Costs	(4,375)	(250)

NET CASH - INVESTING ACTIVITIES	(14,042)	(11,728)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(631)	(552)
Payments of Capital Lease Obligations	(1,666)	(1,374)
Increase (Decrease) in Revolving Line of Credit	(4,469)	6,478
Common Stock Repurchase	(5,193)	0
Proceeds from Exercise of Options	64	370

NET CASH - FINANCING ACTIVITIES	(11,895)	4,922

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,287)	3,390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	22,013	17,779

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$19,726	$21,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$761	$763
Income Taxes	$20,340	$13,314

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the six-month periods ended April 30, 2012 and April 30, 2011, the Company entered into capital leases totaling $4,896 and $1,210, respectively.

During the six-month periods ended April 30, 2012 and April 30, 2011, the Company wrote-off approximately $1,478 and $5,186 of property and equipment that were mostly fully depreciated.

During the six-month periods ended April 30, 2012 and April 30, 2011, the Company recorded approximately $290 and $40 of stock based compensation expense, respectively, related to granting of stock options and stock to employees.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation.

The accompanying unaudited consolidated financial statements of Bio-Reference Laboratories, Inc. and its consolidated subsidiaries (“BRLI,” the “Company,” “we” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2011 audited consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2011 (our “2011 Form 10-K”).

The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2011 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K. Significant accounting policies followed by the Company are set forth in Note 2 to the financial statements included in the 2011 Form 10-K.

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

	($)	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs ($)	Significant Unobservable Inputs
	4/30/2012	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	975	—	975	—

As of April 30, 2012, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such events have occurred.

[3] Certain prior year amounts may have been reclassified to conform to the current year presentation.

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

	($)
	Three Months Ended		Six Months Ended
	30-Apr		30-Apr
	[Unaudited]		[Unaudited]
	2012	2011	2012	2011
Gross Service Revenues	763,823	621,601	1,447,639	1,152,903

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,318	71,508	156,059	137,544
All Other Third Party Payors*	519,117	412,435	978,273	756,042
Total Contractual Adjustments and Discounts	600,435	483,943	1,134,332	893,586

Net Service Revenues	163,388	137,658	313,307	259,317

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.6%	77.9%	78.4%	77.5%

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

	($)
	[Unaudited]
	30-Apr-12	31-Oct-11

Contractual Credits/Discounts	256,822	235,922
Doubtful Accounts	48,591	45,220
Total Allowance	305,413	281,142

[6] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2012 (Unaudited) and October 31, 2011. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2012

	Weighted-			Net of
	Average		Accumulated	Accumulated
	Amortization		Amortization	Amortization
Intangible Asset	Period	Cost ($)	($)	($)

Customer Lists	20	4,573	2,442	2,131
Covenants Not-to-Compete	5	4,305	4,246	59
Patents and Licenses	17	5,297	882	4,415

Totals		14,175	7,570	6,605

October 31, 2011

	Weighted-Average			Net of
	Amortization		Accumulated	Accumulated
Intangible Asset	Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,328	2,245
Covenants Not-to-Compete	5	4,305	4,237	68
Patents and Licenses	17	5,297	706	4,591

Totals		14,175	7,271	6,904

The aggregate intangible amortization expense for the three months ended April 30, 2012 and 2011 was $156 and $334, respectively.  The aggregate intangible amortization expense for the six months ended April 30, 2012 and 2011 was $299 and $668, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2012 and for the four subsequent years is as follows:

October 31,	($)
2012	282
2013	558
2014	551
2015	526
2016	509
Thereafter	4,179

Total	6,605

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  On April 30, 2012, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.5%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of April 30, 2012, the Company utilized $14,163 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5,000 acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six-year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of April 30, 2012 is approximately $417.

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of April 30, 2012 is approximately $4,849.

[9] The provision for income taxes for the three months ended April 30, 2012 consists of a current tax provision of $8,398 and a deferred tax benefit of $1,302. The provision for income taxes for the six months ended April 30, 2012 consists of a current tax provision of $14,940 and a deferred tax benefit of $2,243.The provision for income taxes for the three months ended April 30, 2011 consists of a current tax provision of $8,027 and a deferred tax benefit of $1,824.  The provision for income taxes for the six months ended April 30, 2011 consists of a current tax provision of $14,965 and a deferred tax benefit of $2,768.  On April 30, 2012, the Company had a current deferred tax asset of $23,438 and a long-term deferred tax asset of $2,357 included in other assets.  On April 30, 2011, the Company had a current deferred tax asset of $18,282 included in other current assets and a long-term deferred tax asset of $2,127 included in other assets.

[10] Common Stock Repurchase

On November 11, 2011, the Company announced that its board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock at prevailing market prices over the period ending October 31, 2012.  During the period ended April 30, 2012, the Company repurchased 285,450 shares of its common stock at a cost of $5,193.  These repurchased shares have been recorded as canceled, reducing outstanding shares of Common Stock by 285,450, the par value of Common Stock by $3 and Additional Paid-In Capital by $5,190.

[11] On April 27, 2012, the Company entered into an agreement pursuant to which the Company purchased preferred shares of IncellDx, Inc.(“IncellDx”), a Delaware corporation.  Information about IncellDx and the agreement may be found in the Current Report on Form 8-K the Company filed on May 1, 2012.

The transaction is accounted under the equity method.  An asset of $4,000 was recorded for the shares and warrants of IncellDx purchased with cash.  The Company also signed a note for the purchase of additional shares and warrants for $2,000.  The note calls for funds to be disbursed to IncellDx up to the $2,000 note amount on as-needed basis up to the note end date of December 31, 2012.  In the event funds under the terms of the note remain unpaid as of the note end date - all stock certificates and warrants of IncellDx attributable to such unpaid loan funds, if any, will be canceled.

The Company does not believe that the note meets the definition of liability based on its terms.  Accordingly, the note is not recognized in the Company’s financial statements.

Forward-Looking Statements

Statements included in this quarterly report on Form 10-Q (the “Quarterly Report”) that are not historical in nature are intended to be, and are hereby identified as, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about our expected future business and financial performance. Statements looking forward in time are included in this report pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties, many of which are beyond our ability to control, that may cause our actual results in future periods to be materially different from any future performance suggested therein.

Several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Risk Factors” in our 2011 Form 10-K including:

Loss or suspension of a license or imposition of a fine or penalties under, or future changes in, the law or regulations of CLIA, or those of state laboratory licensing laws;

Failure to comply with HIPAA;

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data Or Unless Otherwise Noted]

OVERVIEW

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lays within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut.  We also provide services further into New York state, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices.  Our drivers pick up samples and deliver reports and supplies.  We provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three U.S. publicly traded-full service laboratories operating in the U.S. While that means that the two national mega-laboratories and Bio-Reference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

                As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products with a nationally recognized specialty provider in our focused areas of specialty or in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We have recently developed programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives that have already been established and in which we have been increasing our market share for the past several years.  We have recently begun the launch of a comprehensive pre-natal program to leverage our presence in the women’s health environment and we will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

In late January, we introduced OncoMatch, our solid tumor genotyping service, based on a commercialization agreement with a major hospital in the Northeast.  OncoMatch looks at a number of oncogenes and the multiple mutations associated with them and provides what we believe is useful information to clinicians.

Late in our second quarter, we introduced Inherigen, our pan-ethnic carrier screen that looks at a number of carrier states that before would have required very specific or targeted testing and, in so doing, addressing the needs of all groups, regardless of ethnic background.  This test looks at almost 600 mutation sites, addressing over 160 carrier states.

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

On April 27, 2012, we entered into an agreement pursuant to which we purchased preferred shares of IncellDx, Inc., a Delaware corporation.  Information about IncellDx, Inc. and the agreement may be found in the Current Report on Form 8-K we filed on May 1, 2012.

We intend to expand our laboratory operations organically through marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock and/or combinations thereof.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We needed to build a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results, so we built an internal solution that we call CareEvolve. That solution has been essential to our own operations. We license the technology to other laboratories throughout the country that they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are typically not our competitors.

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

Second Quarter Fiscal 2012 Compared to Second Quarter Fiscal 2011

NET REVENUES:

Net revenues for the three-month period ended April 30, 2012 were $163,388 as compared to $137,658 for the three-month period ended April 30, 2011; this represents a 19% increase in net revenues. This increase is due to a 16% increase in patient counts and an increase in revenue per patient of 2% due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in increasing net revenue per patient. The number of patients serviced during the three-month period ended April 30, 2012 was 1,952, which was 16% greater when compared to the prior fiscal year’s three-month period.  This increase in patient counts is due to the milder than normal weather conditions throughout the country, particularly in the Northeast, and the overall success of all our lines of business.  Net revenue per patient for the three-month period ended April 30, 2011 was $81.33 compared to net revenue per patient of $83.21 for the three-month period ended April 30, 2012, an increase of $1.88 or 2%.

During the three-month period ended April 30, 2012, we increased our sales force by approximately 2%. This increase was mainly in the specialty testing services we market nationally. We believe that this increase in the sales personnel together with continued efforts by our existing sales force significantly contributed to the 16% increase in patient counts.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 18 years of sustained growth.

COST OF SERVICES:

Cost of services increased from $72,019 for the three-month period ended April 30, 2011 to $83,909 for the three-month period ended April 30, 2012, an increase of $11,890 or 17%. This increase in cost of services is basically in line with the increase in net revenues.  In addition, our medical equipment repair expense increased by 63%.

GROSS PROFITS:

Gross profits increased from $65,639 for the three-month period ended April 30, 2011 to $79,479 for the three-month period ended April 30, 2012, an increase of $13,840 or 21%. Gross profit margin increased to 49% from 48%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending April 30, 2011 were $52,326 as compared to $62,708 for the quarter ended April 30, 2012, an increase of $10,382 or 20%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $370 during the three-month period ending April 30, 2012 from $380 during the three-month period ended April 30, 2011. This decrease is due to a decrease in the utilization of our PNC Bank’s credit line, which offset the marginal increase in our rates effective October 31, 2011.

NET INCOME:

We realized net income of $9,306 for the three-month period ended April 30, 2012, as compared to $7,817 for the three-month period ended April 30, 2011, an increase of $1,489 or 19%. Pre-tax income for the period ended April 30, 2012 was $16,401, compared to $14,020 for the three-month period ended April 30, 2011, an increase of $2,381 or 17%. The provision for income taxes increased to $7,095 for the three-month period ended April 30, 2012 from $6,203 for the period ended April 30, 2011.

SIX MONTHS 2012 COMPARED TO SIX MONTHS 2011

NET REVENUES:

Net revenues for the six month period ended April 30, 2012 were $313,307 as compared to $259,317 for the six month period ended April 30, 2011; this represents a 21% increase in net revenues. This increase is due to a 19% increase in patient counts and an increase in revenue per patient of 2%.

The number of patients serviced during the six-month period ended April 30, 2012 was 3,766, which was 19% greater when compared to the prior fiscal year’s six-month period. Net revenue per patient for the six-month period ended April 30, 2011 was $81.12, compared to net revenue per patient for the six- month period ended April 30, 2012 of $82.63, an increase of $1.51 or 2%.

COST OF SERVICES:

Cost of services increased to $162,584 for the six-month period ended April 30, 2012 from $136,873 for the six-month period ended April 30, 2011. This represents a 19% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits on net revenues increased to $150,723 for the six-month period ended April 30, 2012 from $122,444 for the six-month period ended April 30, 2011; an increase of $28,279 (23%). Gross profit margins increased to 48% from 47% for the six month period ended April 30, 2012 compared to the corresponding six-month period ended April 30, 2011.  This is due to an increase in cost of services of 19% while net revenues increased only 21%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six-month period ended April 30, 2011 were $100,414 as compared to $120,668 for the six-month period ended April 30, 2012.  This represents an increase of $20,254 or 20%. This increase is 1% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $771 during the six-month period ending April 30, 2012 as compared to $765 during the six-month period ending April 30, 2011, an increase of $6.  This increase is due to primarily a marginal increase in our rates on our PNC Bank credit line.

INCOME:

We realized net income of $16,671 or $0.60 EPS for the six-month period ended April 30, 2012 as compared to $15,802 or $0.56 EPS for the six-month period ended April 30, 2011, an increase of $869 or 5%.  This increase is smaller in relation to an increase in our net revenues because of non-recurring other income we realized in fiscal 2011.  Our operating income increased by $8,025 or 36% for the six-month period ended April 30, 2012 as compared to the six-month period ended April 30, 2011.  Pre-tax income for the period ended April 30, 2012 was $29,368 as compared to $27,999 for the period ended April 30, 2011, an increase of $1,369 (5%). The provision for income taxes increased from $12,197 for the period ended April 30, 2011, to $12,697 (4%) for the current six-month period. Our effective tax rate decreased from 44% to 43% due to an increase in our revenues earned in jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2012 was $126,610 as compared to $124,266 at October 31, 2011, an increase of $2,344. During the current period, we made a $4,000 cash investment in IncellDx, Inc.  Our cash position decreased by approximately $2,287 during the current period.  Our investment of $4,000 in IncellDx, Inc. caused a reduction in our cash position, which otherwise would have been a $1,713 increase in our cash position. We repaid our short-term debt by $403 and repaid $228 in existing debt. We had current liabilities of $79,459 at April 30, 2012. We generated $23,650 in cash from operations, compared to $10,196 for the quarter ended April 30, 2011, an overall increase of $13,454 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $147,462 at April 30, 2012, a decrease of $598 from October 31, 2011. Cash collected during the three-month period ended April 30, 2012 increased 28% over the comparable prior year three-month period.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients comprising our client base.  We have significant receivable balances with government payors and various insurance carriers.  Generally, we do not require collateral or other security to support customer receivables. However, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable and establish an allowance for uncollectible accounts. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowance is not material.

A number of proposals for legislation continue to be under discussion that could substantially reduce Medicare and Medicaid reimbursements to clinical laboratories.  Depending upon the nature of any regulatory action, and the content of legislation, we could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on us. We are unable to predict, however, the extent of which such actions will be taken if at all.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2012 was 81 days, a decrease of 9 days, or 10%, from the 90 days that we reported for the period ended April 30, 2011.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations organically through marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2012 ($)
Long-Term Debt	4,627	1,270
Capital Leases	6,788	3,330
Operating Leases	7,900	5,942
Purchase Obligations	47,022	17,448
Long-Term Liabilities under Employment and Consultant Contracts	9,828	4,011

Our cash balance at April 30, 2012 totaled $19,726 as compared to $22,013 at October 31, 2011.  Our investment of $4,000 in IncellDx caused a reduction in our cash position, which otherwise would have been an approximate increase of $1,700 in our cash position.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

	($)
	Three Months Ended		Six Months Ended
	30-Apr		30-Apr
	[Unaudited]		[Unaudited]
	2012	2011	2012	2011
Gross Service Revenues	763,823	621,601	1,447,639	1,152,903

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,318	71,508	156,059	137,544
All Other Third Party Payors*	519,117	412,435	978,273	756,042
Total Contractual Adjustments and Discounts	600,435	483,943	1,134,332	893,586

Net Service Revenues	163,388	137,658	313,307	259,317

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.6%	77.9%	78.4%	77.5%

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

Accounting for Contractual Discounts and Doubtful Accounts.

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

	($)
	[Unaudited]
	30-Apr-12	31-Oct-11

Contractual Credits/Discounts	256,822	235,922
Doubtful Accounts	48,591	45,220
Total Allowance	305,413	281,142

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At April 30, 2012, advances of approximately $14,163,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at April 30, 2012 was approximately $129,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $20,000.

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

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 2. — Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock by us since November 11, 2011:

			(c) Total	(d) Maximum
	(a) Total	(b) Average	Number of Shares	Number of Shares
	Number of Shares	Price Paid per	Purchased as part of Publicly	that May Yet Be Purchased
Period	Purchased	Share	Announced Plans or Programs	Under the Plan
		$		$
Q1 Month #2 (12/27/11 to 12/30/2011)	16,100	15.92	16,100	983,900
Q1 Month #3 (1/3/2012 to 1/31/2012)	154,350	17.21	154,350	829,550
Q2 Month #1 (2/01/2012 to 0/29/2012)	100,500	19.86	100,500	729,050
Q2 Month #2 (3/01/2012 to 3/05/2012)	14,500	20.93	14,500	714,550
Total	285,450		285,450

*** On November 11, 2011, we announced that our board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of our common stock at prevailing market prices over the period ending October 31, 2012.

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

Date: June 7, 2012