Form 10-Q
period 2012-07-31
BIO REFERENCE LABORATORIES INC
filed 2012-09-06
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,699,382 shares of Common Stock ($.01 par value) at September 3rd, 2012.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

July 31, 2012

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

Item 1 — FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

ASSETS

	July 31,	October 31,
	2012	2011
CURRENT ASSETS:

Cash and Cash Equivalents	$20,238	$22,013
Accounts Receivable - Net	147,546	148,060
Inventory	13,215	9,691
Other Current Assets	5,475	4,457
Deferred Tax Assets	23,697	22,559
TOTAL CURRENT ASSETS	210,171	206,780

PROPERTY AND EQUIPMENT - AT COST	98,281	81,717
LESS: Accumulated Depreciation	(48,280)	(38,150)
PROPERTY AND EQUIPMENT - NET	50,001	43,567

OTHER ASSETS:
Investments	4,249	0
Deposits	965	882
Goodwill - Net	23,408	23,408
Intangible Assets - Net	6,463	6,904
Other Assets	975	725
Deferred Tax Asset	2,385	993

TOTAL OTHER ASSETS	38,445	32,912

TOTAL ASSETS	$298,617	$283,259

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2012	2011
CURRENT LIABILITIES:
Accounts Payable	$39,998	$38,612
Accrued Salaries and Commissions Payable	12,732	11,770
Accrued Taxes and Expenses	7,532	8,853
Other Short Term Acquisition Payable	0	375
Revolving Note Payable - Bank	5,074	18,632
Current Maturities of Long-Term Debt	665	1,270
Capital Lease Obligations - Short-Term Portion	3,959	3,002
TOTAL CURRENT LIABILITIES	69,960	82,514

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	10,087	6,351
Long - Term Debt — Net of Current Portion	4,282	4,627
TOTAL LONG-TERM LIABILITIES	14,369	10,978

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares: Issued and Outstanding 27,696,882 and 27,949,900 at July 31, 2012 and at October 31, 2011, respectively	277	280

Additional Paid-In Capital	40,837	45,580
Retained Earnings	173,174	143,907

TOTAL SHAREHOLDERS’ EQUITY	214,288	189,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$298,617	$283,259

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2012	2011	2012	2011

NET REVENUES:	$172,302	$148,029	$485,609	$407,345

COST OF SERVICES:
Depreciation and Amortization	3,375	2,828	9,649	8,079
Employee Related Expenses	36,915	32,340	108,165	93,763
Reagents and Laboratory Supplies	31,473	26,106	88,798	73,348
Other Cost of Services	14,490	13,323	42,225	36,279
TOTAL COST OF SERVICES	86,253	74,597	248,837	211,469

GROSS PROFIT ON REVENUES	86,049	73,432	236,772	195,876

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	897	1,007	2,620	2,971
General and Administrative Expenses	39,177	33,699	115,793	97,333
Bad Debt Expense	23,301	20,317	65,631	55,133
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	63,375	55,023	184,044	155,437

INCOME FROM OPERATIONS	22,674	18,409	52,728	40,439

OTHER (INCOME) EXPENSE:
Interest Expense	382	459	1,153	1,224
Interest Income	(41)	(43)	(125)	(121)
Other (Income) Expense	151	—	151	(6,656)
TOTAL OTHER (INCOME) EXPENSES - NET	492	416	1,179	(5,553)

INCOME BEFORE INCOME TAXES	22,182	17,993	51,549	45,992
Provision for Income Taxes	9,586	7,912	22,282	20,109

NET INCOME	$12,596	$10,081	$29,267	$25,883

NET INCOME PER COMMON SHARE - BASIC:	$0.45	$0.36	$1.05	$0.93
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,695,215	27,941,233	27,754,771	27,915,189

NET INCOME PER COMMON SHARE - DILUTED:	$0.45	$0.36	$1.05	$0.92
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,887,765	28,147,179	27,930,202	28,123,558

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Nine months ended
	July 31
	2012	2011
OPERATING ACTIVITIES:
Net Income	$29,267	$25,883
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	12,269	11,050
Deferred Income Tax (Benefit) Expense	(2,530)	(4,578)
Stock Based Compensation	290	40
(Gain) Loss on Disposal of Fixed Assets	448	1,852
Undistributed Equity Method (Income) Loss	151	—
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(3,410)	(26,462)
Provision for Doubtful Accounts	3,924	6,875
Inventory	(3,524)	(2,940)
Other Current Assets	(1,018)	(1,754)
Other Assets	(250)	803
Deposits	(83)	544
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,027	194

NET CASH - OPERATING ACTIVITIES	36,561	11,507

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(11,359)	(12,169)
Business Acquisitions and Related Costs	(4,775)	(250)

NET CASH - INVESTING ACTIVITIES	(16,134)	(12,419)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(950)	(865)
Payments of Capital Lease Obligations	(2,658)	(2,152)
Increase (Decrease) in Revolving Line of Credit	(13,558)	4,824
Common Stock Repurchase	(5,193)	—
Proceeds from Exercise of Options	157	480

NET CASH - FINANCING ACTIVITIES	(22,202)	2,287

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,775)	1,375

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	22,013	17,779

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$20,238	$19,154

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,220	$1,208
Income Taxes	$24,864	$23,685

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the nine-month periods ended July 31, 2012 and July 31, 2011, the Company entered into capital leases totaling $7,351 and $4,088 respectively.

During the nine-month periods ended July 31, 2012 and July 31, 2011, the Company wrote-off approximately $2,146 and $5,962 of property and equipment that were mostly fully depreciated.

During the nine-month periods ended July 31, 2012 and July 31, 2011, the Company recorded approximately $290 and $40 of stock-based compensation expense, respectively, related to the granting of stock options and stock to employees.

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

	($)	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs ($)	Significant Unobservable Inputs
	7/31/2012	Level 1	Level 2	Level 3
Assets:
Cash surrender value of officer’s life insurance policies	975	—	975	—

As of July 31, 2012, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No significant events have occurred.

[3] Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2012-02: Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.  The Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The standards update will be effective for financial statements for periods beginning after September 15, 2012, with early adoption permitted.

In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely.

The Company does not expect this new standard to have any material effect on its consolidated financial statements.

[4] Accounting for Revenues

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Net service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Net service revenues are determined utilizing gross service revenues net of contractual allowances.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by BRLI are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests.  Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings and that our estimates remain sensitive to variances and changes within our payor groups.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  Bad Debt represents our estimate of net revenues that will ultimately be uncollectable and is based upon our analysis of historical payment rates by specific payor groups on a monthly basis with primary weight being given to the most recent trends; this approach allows bad debt to more accurately adjust to short-term changes in the business environment.  These two calculations are routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net service revenues.

	($)
	Three Months Ended		Nine Months Ended
	31-Jul		31-Jul
	[Unaudited]		[Unaudited]
	2012	2011	2012	2011
Gross Service Revenues	790,524	652,019	2,238,163	1,804,921

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,587	78,249	237,645	215,792
All Other Third Party Payors*	536,635	425,741	1,514,909	1,181,784
Total Contractual Adjustments and Discounts	618,222	503,990	1,752,554	1,397,576

Net Service Revenues	172,302	148,029	485,609	407,345

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.2%	77.3%	78.3%	77.4%

* All Other Third Party Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

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

[5] Accounting for Accounts Receivable

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

	($)
	[Unaudited]
	31-Jul-12	31-Oct-11

Contractual Credits/Discounts	258,716	235,922
Doubtful Accounts	49,144	45,220
Total Allowance	307,860	281,142

[6] Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of July 31, 2012 (Unaudited) and October 31, 2011. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

July 31, 2012

	Weighted- Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,490	2,083
Covenants Not-to-Compete	5	4,305	4,252	53
Patents and Licenses	17	5,297	970	4,327

Totals		14,175	7,712	6,463

October 31, 2011

	Weighted-Average Amortization		Accumulated	Net of Accumulated
Intangible Asset	Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,328	2,245
Covenants Not-to-Compete	5	4,305	4,237	68
Patents and Licenses	17	5,297	706	4,591

Totals		14,175	7,271	6,904

The aggregate intangible amortization expense for the three-months ended July 31, 2012 and 2011 was $142 and $334, respectively.  The aggregate intangible amortization expense for the nine months ended July 31, 2012 and 2011 was $441 and $1,002, respectively.  The estimated remaining intangible asset amortization expense for the fiscal year ending October 31, 2012 and for the four subsequent years is as follows:

October 31,	($)
2012	140
2013	558
2014	551
2015	526
2016	509
Thereafter	4,179

Total	6,463

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  On July 31, 2012, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.5%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of July 31, 2012, the Company utilized $5,074 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to a loan agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly owned BRLI No. 2 Acquisition Corp. subsidiary to fund the $5,000 acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six-year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The balance on this note as of July 31, 2012 is approximately $208.

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of July 31, 2012 is approximately $4,739.

[9] Provision for Income Taxes

The provision for income taxes for the three-months ended July 31, 2012 consists of a current tax provision of $9,872 and a deferred tax benefit of $287. The provision for income taxes for the nine months ended July 31, 2012 consists of a current tax provision of $24,812 and a deferred tax benefit of $2,530.  The provision for income taxes for the three-months ended July 31, 2011 consists of a current tax provision of $9,723 and a deferred tax benefit of $1,811.  The provision for income taxes for the nine months ended July 31, 2011 consists of a current tax provision of $24,687 and a deferred tax benefit of $4,578.  On July 31, 2012, the Company had a current deferred tax asset of $23,697 and a long-term deferred tax asset of $2,385 included in other assets.  On July 31, 2011, the Company had a current deferred tax asset of $20,771 included in other current assets and a long-term deferred tax asset of $1,448 included in other assets.

[10] Common Stock Repurchase

On November 11, 2011, the Company announced that its board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock at prevailing market prices over the period ending October 31, 2012.  During the period ended July 31, 2012, the Company repurchased 285,450 shares of its common stock at a cost of $5,193.  These repurchased shares have been recorded as canceled, reducing outstanding shares of Common Stock by 285,450, the par value of Common Stock by $3 and Additional Paid-In Capital by $5,190.

[11] Investment in IncellDx

On April 27, 2012, the Company entered into an agreement pursuant to which the Company purchased preferred shares of IncellDx, Inc. (“IncellDx”), a Delaware corporation.  Information about IncellDx and the agreement may be found in the Current Report on Form 8-K the Company filed on May 1, 2012.

The investment in IncellDx is being recorded under the equity method of accounting.  An asset of $4,000 was recorded for the shares and warrants of IncellDx purchased with cash.  The Company also signed a note for the purchase of additional shares and warrants for $2,000.  The note calls for funds to be disbursed to IncellDx up to the $2,000 note amount on as-needed basis up to the note end date of December 31, 2012.  In the event funds under the terms of the note remain unpaid as of the note end date - all stock certificates and warrants of IncellDx attributable to such unpaid loan funds, if any, will be canceled.

The Company does not believe that the note meets the definition of a liability based on its terms.  Accordingly, the note is not recognized in the Company’s financial statements.

During the quarter ended July 31, 2012 the Company invested an additional $400 under the terms of the $2,000 note facility and recognized a $151 loss for the Company’s proportionate share of undistributed income/loss of IncellDx.

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

Item 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THIRD QUARTER FISCAL 2012 COMPARED TO THIRD QUARTER FISCAL 2011

NET REVENUES:

Net revenues for the three-month period ended July 31, 2012 were $172,302 as compared to $148,029 for the three-month period ended July 31, 2011; this represents a 16% increase in net revenues. This increase is due to a 14% increase in patient counts and an increase in revenue per patient of 2% due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in increasing net revenue per patient. The number of patients serviced during the three-month period ended July 31, 2012 was 1,997, which was 14% greater when compared to the prior fiscal year’s three-month period.  This increase in patient counts is due to the continued overall success of all our lines of business.  Net revenue per patient for the three-month period ended July 31, 2012 was $85.65 compared to net revenue per patient of $84.20 for the three-month period ended July 31, 2011, an increase of $1.45 or 2%.

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

COST OF SERVICES:

Cost of services increased from $74,597 for the three-month period ended July 31, 2011 to $86,253 for the three-month period ended July 31, 2012, an increase of $11,656 or 16%. This increase in cost of services is basically in line with the increase in net revenues.  In addition, our medical waste removal expense increased by 34%.

GROSS PROFITS:

Gross profits increased from $73,432 for the three-month period ended July 31, 2011 to $86,049 for the three-month period ended July 31, 2012, an increase of $12,617 or 17%. Gross profit margin remained the same at 50%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending July 31, 2011 were $55,023 as compared to $63,375 for the quarter ended July 31, 2012, an increase of $8,352 or 15%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $382 during the three-month period ending July 31, 2012 from $459 during the three-month period ended July 31, 2011. This decrease is due to a decrease in the utilization of our PNC Bank’s credit line, which offset the marginal increase in our rates effective October 31, 2011.

NET INCOME:

We realized net income of $12,596 for the three-month period ended July 31, 2012, as compared to $10,081 for the three-month period ended July 31, 2011, an increase of $2,515 or 25%. Pre-tax income for the period ended July 31, 2012 was $22,182, compared to $17,993 for the three-month period ended July 31, 2011, an increase of $4,189 or 23%. The provision for income taxes increased to $9,586 for the three-month period ended July 31, 2012 from $7,912 for the period ended July 31, 2011.

NINE MONTHS 2012 COMPARED TO NINE MONTHS 2011

NET REVENUES:

Net revenues for the nine-month period ended July 31, 2012 were $485,609 as compared to $407,345 for the nine-month period ended July 31, 2011; this represents a 19% increase in net revenues. This increase is due to a 17% increase in patient counts and an increase in revenue per patient of 2%.

The number of patients serviced during the nine-month period ended July 31, 2012 was 5,762, which was 17% greater when compared to the prior fiscal year’s nine-month period. This increase in patient count is due to milder than normal weather conditions throughout the country during the first six months of the year as well as our continued overall success across all of our lines of business.  Net revenue per patient for the nine-month period ended July 31, 2011 was $82.21, compared to net revenue per patient for the nine- month period ended July 31, 2012 of $83.67, an increase of $1.46 or 2%.

COST OF SERVICES:

Cost of services increased to $248,837 for the nine-month period ended July 31, 2012 from $211,469 for the nine-month period ended July 31, 2011. This represents a18% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits on net revenues increased to $236,772 for the nine-month period ended July 31, 2012 from $195,876 for the nine-month period ended July 31, 2011; an increase of $40,896 (21%). Gross profit margins increased to 49% from 48% for the nine-month period ended July 31, 2012 compared to the corresponding nine-month period ended July 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine-month period ended July 31, 2011 were $155,437 as compared to $184,044 for the nine-month period ended July 31, 2012.  This represents an increase of $28,607 or 18%. This increase is 1% less than the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $1,153 during the nine-month period ending July 31, 2012 as compared to $1,224 during the nine-month period ending July 31, 2011, an increase of $71.  This decrease is due primarily to a decrease in our utilization of our PNC Bank credit line.

INCOME:

We realized net income of $29,267 for the nine-month period ended July 31, 2012 as compared to $25,883 for the nine-month period ended July 31, 2011, an increase of $3,384 or 13%.  This increase is smaller in relation to an increase in our net revenues because of non-recurring other income we realized in fiscal 2011.  Our operating income increased by $12,289 or 30% for the nine-month period ended July 31, 2012 as compared to the nine-month period ended July 31, 2011.  Pre-tax income for the period ended July 31, 2012 was $51,549 as compared to $45,992 for the period ended July 31, 2011, an increase of $5,557 (12%). The provision for income taxes increased from $20,109 for the period ended July 31, 2011, to $22,282 (11%) for the current nine-month period. Our effective tax rate decreased from 44% to 43% due to an increase in our revenues earned in jurisdictions with lower tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2012 was $140,211 as compared to $124,266 at October 31, 2011, an increase of $15,945. During the current period, we made a $4,400 cash investment in IncellDx, Inc.  Our cash position decreased by approximately $1,775 during the current period.  Our investment of $4,400 in IncellDx, Inc. caused a reduction in our cash position, which otherwise would have been a $2,625 increase in our cash position. We repaid our short-term debt by $605 and repaid $345 in existing debt. We had current liabilities of $69,960 at July 31, 2012. We generated $36,560 in cash from operations, compared to $11,507 for the quarter ended July 31, 2011, an overall increase of $25,053 in cash generated from operations year over year.

Accounts receivable, net of allowance for doubtful accounts, totaled $147,546 at July 31, 2012, a decrease of $514 from October 31, 2011. Cash collected during the three-month period ended July 31, 2012 increased 26% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2012 was 79 days, a decrease of 13 days, or 14%, from the 92 days that we reported for the period ended July 31, 2011.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

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

Our cash balance at July 31, 2012 totaled $20,238 as compared to $22,013 at October 31, 2011.  Our investment of $4,400 in IncellDx caused a reduction in our cash position, which otherwise would have been an approximate increase of $2,625 in our cash position.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

Impact of Inflation

To date, inflation has not had a material effect on our operations.

New Authoritative Pronouncements

See Note 3 to our Consolidated Financial Statements for a discussion of new authoritative pronouncements.

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

	($)
	Three Months Ended		Nine Months Ended
	31-Jul		31-Jul
	[Unaudited]		[Unaudited]
	2012	2011	2012	2011
Gross Service Revenues	790,524	652,019	2,238,163	1,804,921

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,587	78,249	237,645	215,792
All Other Third Party Payors*	536,635	425,741	1,514,909	1,181,784
Total Contractual Adjustments and Discounts	618,222	503,990	1,752,554	1,397,576

Net Service Revenues	172,302	148,029	485,609	407,345

Percent of Contractual Adjustments and Discounts to Gross Revenues	78.2%	77.3%	78.3%	77.4%

* All Other Third Party Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

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

Accounting for Contractual Discounts and Doubtful Accounts

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

	($)
	[Unaudited]
	31-Jul-12	31-Oct-11

Contractual Credits/Discounts	258,716	235,922
Doubtful Accounts	49,144	45,220
Total Allowance	307,860	281,142

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At July 31, 2012, advances of approximately $5,074,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at July 31, 2012 was approximately $192,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $30,000.

Item 4 - CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

BIO-REFERENCE LABORATORIES, INC.

Item 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

Item 6 - EXHIBITS

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

Date: September 6, 2012