Form 10-K
period 2012-10-31
BIO REFERENCE LABORATORIES INC
filed 2013-01-14
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $619,778,775 based upon the last sale price for the Common Stock on April 30, 2012, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 9, 2013, there were 27,709,382 shares of Common Stock issued and outstanding.

PART I

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

Failure to comply with the Federal Occupational Safety and Health Administration requirements and Needlestick Safety and Prevention Act;

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

Item. 1. — Business

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

We currently process approximately 7.8 million laboratory test requisitions each year. A requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be invoiced for the tests. We have a network of approximately 116 patient service centers located in the Northeast (primarily in New York metropolitan super-regional area) for collection of patient specimens.  We currently conduct business in most New York State counties, as well as in most of New Jersey and Maryland as well as some parts of Pennsylvania, Delaware and Connecticut. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area.  In October 2012, we launched Laboratorio Buena Salud, the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business will be conducted in Spanish, including patient and physician interactions.

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

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generated approximately $68 billion in annual revenue in 2012.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 60% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 35% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

Commencing with the advent of managed care cost containment in the 1990s, the industry has been impacted by the rapid growth of managed care arrangements, increasingly stringent government regulation and escalating numbers of investigations into fraud and abuse. Among other things, these factors have led to revenue and profit declines for many smaller and mid-sized clinical laboratories, and industry consolidations. As a result, fewer but larger commercial clinical laboratories have emerged with greater economies of scale, more effective compliance with government billing regulations and other laws and a better approach to pricing their services.  These changes have resulted in improved profitability for these larger commercial laboratories.  In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.

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

In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.  As the result of health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”) the demand for our services may increase.

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

We have one of the largest regional marketing staffs of any laboratory in the country, with approximately 265 managers and sales and service representatives working for us. We have groups dedicated to the Metropolitan regional market, the Oncology market, the Women’s Health market, the Genetic testing market and the Correctional Health market.  We are currently building a new marketing group that will cross over into the genetics and Women’s Health groups to market to physicians who offer pre-natal testing.

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

HIV-related tests

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

PSIMedica—Medical Information

Our PSIMedica business unit is based on a clinical knowledge management, or CKM, system that uses data derived from various disparate sources to provide both administrative and clinical analysis of a population. The source data consists of enrollment (demographic) data, claims data, pharmacy data, laboratory data and any other data that may be available. The system uses sophisticated algorithms to cleanse and configure the data to facilitate comprehensive and meaningful analysis. The data is maintained on multiple levels enabling review of data from the global level to the granular transactional detail.  The system includes a base set of queries that provide basic functionality and also provides on-line real-time ad hoc query capability enabling the user to customize analysis to the needs of the user’s organization. In addition to the basic queries provided by the system, PSIMedica Quality Indicators, or PQI, provide comprehensive, disease-state-oriented queries that disclose the quality and efficiency of the care and service. These indicators have been designed to provide the user with standards and outcome predictors on a medical standards basis.  We are using PSIMedica to market value-added clinical laboratory services to bulk purchasers of clinical laboratory solutions, as well as marketing our PSIMedica programs to businesses such as health plans, integrated delivery networks, disease management companies, insurers, clinical trial companies and other healthcare providers that benefit from the ability of the system to combine both clinical and administrative analysis.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. An organization that has a contract with us, such as a clinic or governmental agency, may be both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients.  During fiscal year 2012, no single client accounted for more than 10% of our net revenues.

The following table reflects our estimate of the breakdown of net revenue by type of payor for the fiscal years ended October 31, 2010, 2011, and 2012.

	Fiscal Year Ended October 31,
	2012	2011	2010

Direct Patient Billing	2%	2%	3%
Commercial Insurance	62%	61%	53%
Professional Billing	17%	17%	20%
Medicare	18%	19%	22%
Medicaid	1%	1%	2%
	100%	100%	100%

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations imposed by third-party payors. Fees invoiced to federal health care programs such as Medicare and Medicaid, are based on fee schedules set by applicable governmental authorities, such as the Cents for Medicare and Medicaid Services (“CMS”).

We provide laboratory services to governmental agencies and large employer groups. We believe that we are the largest regional laboratory providing laboratory testing services to correctional facilities in the United States. All of these clients are charged on a contractual basis.

Billing

Billing for laboratory services is extremely complicated. We must bill various payors, such as patients, the Medicare program and state Medicaid programs, insurance companies and employer groups, all of which have different billing requirements. Compliance with applicable laws and regulations as well as internal compliance procedures adds complexity to this process.

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

Sales and Marketing

We employ full and part-time sales and marketing representatives. With approximately 265 managers and sales and service representatives working for us, we have groups dedicated to the New York metropolitan regional market, the oncology market, the women’s health market, the genetic testing market and the correctional health market.  We are currently building a new marketing group that will cross over into the genetics and women’s health groups to market to physicians who offer pre-natal testing.

All of our sales and marketing personnel operate in a dual capacity, as both marketing and client support representatives. This ensures that all of our salespersons are intimately involved with the client. We believe that this is extremely helpful in client retention, since it provides a strong connection between our physician clients and us.

Client Service Coordinators

We utilize the services of full and part-time client service coordinators at our Elmwood Park, Clarksburg and Gaithersburg facilities, all of whom are trained in medical and laboratory terminology. This staff is used as an interface with physicians and nurses and supplements the client support provided by our sales force. They also report highly abnormal and life threatening results to the ordering physician via telephone in order to assist speedy medical resolution of patient problems.

Logistical Support

We employ full and part-time couriers. Our couriers pick up patient specimens from and deliver printed reports to physician offices, nursing homes, clinics and correctional facilities.

Acquisitions

On March 2, 2010, we acquired Lenetix Medical Screening Laboratory, Inc., a clinical testing laboratory located in Mineola, New York.  The laboratory performs both clinical laboratory diagnostic testing and genetic testing.

On August 5, 2011, we acquired The Genetics Center, Inc., a New York corporation engaged in the clinical laboratory business with its principal place of business in Smithtown, New York.

We retained the staffs of these laboratories and continue to operate at the same locations.

On April 27, 2012, we entered into an agreement pursuant to which we purchased preferred shares of IncellDx, Inc. (“IncellDx”), a Delaware corporation.  Information about IncellDx and the agreement may be found in our Current Report on Form 8-K, filed on May 1, 2012 and in note 18 to our consolidated financial statements.

On December 21, 2012, a date subsequent to our year end, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“Meridian”), a Florida corporation.  Information about Meridian and the agreement may be found in the Current Report on Form 8-K,we filed on December 27, 2012.

On December 31, 2012, a date subsequent to our year end, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  Information about FCL and the agreement may be found in the Form 8-K we filed on January 4, 2013.

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

Reimbursement for Laboratory Services

                We typically bill third party payors such as Medicare, Medicaid, Governmental programs and private insurers for our services.  Billing for clinical testing services is very complicated, and our payors often have different coverage, billing and reimbursement requirements, and change those requirements on an ongoing basis.  Also, submissions of our claims are particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principals.  The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule. If ordering physician requisitions contain incorrect or incomplete information, we may also be unable to collect reimbursement from payors.  The increased use of electronic ordering reduces, but does not eliminate, the incidence of missing or incorrect information.

In addition, both government and private sector payors have engaged in ongoing efforts in recent years to contain or reduce health care costs, including reimbursement for clinical laboratory services.  The combination of complex billing requirements and ongoing pressure with respect to reimbursement levels, presents substantial challenges to the clinical laboratory business.  Through the Health Care Reform Law substantial changes are being made to the current system for paying for healthcare in the United States, including programs to extend medical benefits to millions of individuals who currently lack insurance coverage, coupled with measures to cut Medicare spending for most health care services, including clinical laboratories.  The changes contemplated by the Health Care Reform Law are subject to rule-making and implementation timelines that extend for several years, and this uncertainty limits our ability to forecast changes that may occur in the future.

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

For most of the tests performed for Medicare or Medicaid beneficiaries, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. Part B of the Medicare program contains fee schedule payment methodologies for clinical laboratory services, and the Medicare approach and reimbursement levels often serve as a benchmark for commercial payors.  Payment under Medicare is generally the lesser of billed charges, the local fee for a geographic area, and a national limitation amount that is set at a percent of the median of all local fee schedule amounts for each laboratory test code.  Each year, subject to federal legislation, fees may be updated for inflation based on the percentage change in the Consumer Price Index, or CPI.  From 2004 through 2008 the clinical laboratory fee schedule remained frozen, with no CPI increases.  Then, for the first time in five years, as of January 1, 2009 laboratories received a 4.5% across the board increase in reimbursements.  For 2010, the clinical laboratory fee schedule was decreased by 1.9 percent. For 2011, under the Health Care Reform Law, it was decreased by 1.75 percent, the first of a series of such annual reductions effective from 2011 to 2015, and in 2011, certain “productivity adjustments were instituted that have functioned to decrease rate increases under the CPI update. For 2012, the clinical laboratory fee schedule was increased by .65%, and in February 2012, Congress passed legislation that reduced payment rates under the clinical laboratory fee schedule by 2%, effective January 1, 2013 and an additional 2% reduction in Medicare rates is scheduled to take effect on March 1, 2013 under a “sequestration” mandate, unless Congress acts to prevent this reduction.

Under the CMS framework, the national limitation amount for clinical laboratory services had been reduced in a number of instances over the past several years to a present level equal to 74% of the national median of laboratory charges, and a number of proposals for legislation or regulation are under discussion which could have the effect of substantially reducing reimbursements to clinical laboratories through reduction of the present allowable percentage or through other means.  We are unable to predict the outcome of these discussions. Depending upon the nature of congressional and/or regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, we could experience a significant decrease in revenues from CMS, which could have a material adverse effect on us.

Also, CMS and other payors have expressed some concern regarding “billed charges” reporting by large clinical laboratories, in light of the common practice, among major clinical laboratories, of providing discounted pricing to certain clients that order testing services on a “bulk” basis, such as certain physicians, hospitals, and other institutions, resulting in economies of scale and relatively low administrative costs, as compared with the higher fees charged to individual patients and third party payors, including Medicare, who generally require separate bills or claims for each patient encounter and which involve relatively high administrative costs).  If this issue were decided in a manner that required the downward adjustment of billed charges reporting, it could adversely affect the Company.

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

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. In addition, certain states, such as New York, require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that general adheres to the standards set forth in the Model Compliance Program. Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  This mandate has not yet been implemented with respect to clinical laboratories, and HHS has not yet provided a time frame for implementation.  We have implemented a comprehensive voluntary compliance program adhering to the standards set forth in the Model Compliance Program.

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

HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.  The federal Health Information Technology for Economic and Clinical Health, or HITCH, Act, strengthened and expanded HIPAA, including to require certain breach notification obligations, to extend a number of HIPAA requirements directly to business associates, to heighten penalties and enforcement provisions (including requiring HHS to conduct periodic audits to confirm compliance), and to extend enforcement authority over HIPAA to state attorney generals.

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with “stage two” criteria, for periods beginning in 2014, which are more demanding, and new, incrementally more rigorous criteria are expected to be issued for stage three compliance, however final standards have not yet been issued and so these criteria are not yet certain.  Certain of our businesses involve the marketing and distribution of certified EHR products, and these products must maintain compliance with these evolving governmental criteria.

In addition, HIPAA requires health care providers, such as clinical laboratories, and other covered entities, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  The Company believes it is in compliance in all material respects with the current rules.  With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities, such as the Company, conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard, called Version 5010.  CMS is required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2014.  The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards.  However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payors, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including reimbursement rates.

Laboratory Developed Tests (LDTs)

The federal Food and Drug Administration, or FDA, has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing.  High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs.  LTD’s are subject to CMS oversight through its enforcement of CLIA.  The FDA has also claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices.  However, the FDA has been considering changes in the way laboratories are allowed to offer these LDTs, and during 2010 publicly announced that it will be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury.  The FDA has not announced a framework or timetable for implementing its announced approach and in its 2013 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General announced that it would examine the oversight of the clinical effectiveness of LDTs given the current approaches by CMS and FDA with respect to LDTs.  Depending upon the manner in which the FDA’s new regulatory framework is implemented, there may be an adverse affect on Company operations.

Fraud and Abuse Regulations

Since we supply services that are reimbursed by federal health care programs such as Medicare and Medicaid, our activities are also subject to regulation by CMS and enforcement by the Office of Inspector General, or OIG, within the HHS. A provision of the U.S. Social Security Act known as the “Anti-Kickback Law” prohibits providers and others from directly or indirectly soliciting, receiving, offering or paying any remuneration with the intent of generating referrals or orders for services or items covered by a federal health care program. Many states have similar laws. Courts have interpreted this law very broadly, including holding that a violation has occurred if even one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. There are statutory and regulatory exceptions (known as safe harbors) that outline arrangements that are deemed lawful. However, the fact that an arrangement does not fall within a safe harbor does not necessarily render the conduct illegal under the Anti-Kickback Law. In sum, even legitimate business arrangements between the Company and referral sources, such as physicians, could lead to scrutiny by government enforcement agencies, and require extensive company resources to respond to government investigations. Violations of the Anti-Kickback Law may be punished by civil and criminal penalties and/or exclusion from participation in federal health care programs, including Medicare and Medicaid. The Health Care Reform Law strengthened provisions of the Anti-Kickback Law.

The federal “Stark Law” or “self-referral” prohibition, subject to certain exceptions, prohibits payment under Medicare or Medicaid for certain designated health services, including, among others, clinical laboratory services, where the referring physician has a financial relationships with the entity that furnishes the clinical laboratory service.  The applicable exceptions permitting federal reimbursement generally require written agreements and fair market value payments that do not vary based upon the volume or value of referrals.   Many states have similar self-referral laws that regulate the financial relationships between referring physicians and clinical laboratories, which extend to all referrals, not only referrals for services reimbursed by Medicare or Medicaid.  Another federal law, known as the “Anti-Markup Rule,” and similar state laws, address the practice of an independent clinical laboratory performing and then billing to the ordering physician a component of a diagnostic test, such as diagnostic pathology services, where the ordering physician bills the test to Medicare.  In this circumstance, penalties may apply to the physician if Medicare or other payor is billed at a rate that exceeds the laboratory’s charges to the physician, and the laboratory could be at risk under false claims laws, described below, for causing the submission of a false claim, if it advised the physician to submit claims to payors in violation of these provisions.

The federal False Claims Act, or FCA, is violated by any entity that “presents or causes to be presented” knowingly false claims for payment to the federal government and many states have similar laws that apply to governmental and private payors. In addition, the Health Care Reform Law amended the FCA to create a cause of action against any person who knowingly makes a false statement material to an obligation to pay money to the government, or knowingly conceals or improperly decreases an obligation to pay or transmit money or property to the government. For the purposes of these recent amendments, an “obligation” includes an overpayment, which is defined broadly to include “any funds that a person receives or retains under Medicare and Medicaid to which the person, after applicable reconciliation, is not entitled . . . .”

                The FCA is commonly used to sue those who submit allegedly false Medicare or Medicaid claims, as well as those who induce or assist others to submit a false claim. Courts and government officials have found that “false claims” can result not only from noncompliance with the express requirements of applicable governmental reimbursement programs, such as Medicare and Medicaid, but also from noncompliance with other laws, such as provisions of the Food, Drug and Cosmetic Act, or laws that require quality care in service delivery. In addition, the Health Care Reform Law amended the FCA to specify that a claim to federal health care programs that includes items or services resulting from a violation of the Anti-Kickback Law constitutes a false claim under the FCA.  The qui tam or whistleblower provisions of the FCA allow private individuals to bring actions on behalf of the government alleging that the government was defrauded, with tremendous potential financial gain to private citizens in the event they prevail. When a private party brings a whistleblower action under the FCA, the defendant is not made aware of the lawsuit until the government starts its own investigation or makes a decision on whether it will intervene. Many states have enacted similar laws that also apply to claims submitted to commercial insurance companies. The bringing of any FCA action could require us to devote resources to investigate and defend the action. Violations of the FCA could result in enormous economic liability. The law provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000.

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

Employees

At October 31, 2012, we had 2,726 full-time and 838 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing, in logistics and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures to provide diagnostic results to customers.  These tests have been traditionally offered by nearly all complex laboratories for the last few decades and LDTs are subject to CMS oversight through its enforcement of CLIA.  The FDA, which regulates the development and use of medical devices, has claimed that it has regulatory authority over LDTs, but has not exercised enforcement with respect to most LDTs offered by high complexity laboratories, and not sought to require these laboratories to comply with FDA regulations regarding medical devices.  During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over these LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. At that time, the FDA indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. To date, the FDA has not announced a framework or timetable for implementing a new regulatory approach, and in its 2013 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General announced that it would examine the oversight of the clinical effectiveness of LDTs given the current approaches by CMS and FDA with respect to LDTs. If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Some of our activities may subject us to risks under federal and state laws prohibiting “kickbacks” and other laws designed to prohibit payments for referrals.

Federal and state anti-kickback and similar laws prohibit payment, or offers of payment, in exchange for referrals of products and services for which reimbursement may be made by Medicare or other federal and state healthcare programs.  Some state laws contain similar prohibitions that apply without regard to the payor of reimbursement for the services. Under a federal statute, known as the “Stark Law” or “self-referral” prohibition, physicians, subject to certain exceptions, are prohibited from referring their Medicare or Medicaid program patients to clinical laboratories with which the physicians or their immediate family members have a financial relationship, and the laboratories are prohibited from billing for services rendered in violation of Stark Law referral prohibitions.  Violations of the federal Anti-Kickback Law and Stark Law may be punished by civil and criminal penalties, and/or exclusion from participation in federal health care programs, including Medicare and Medicaid.  States may impose similar penalties.  The Health Care Reform Law significantly strengthened provisions of the Federal False Claims Act and Anti-Kickback Law provisions, and other health care fraud provisions, leading to the possibility of greatly increased qui tam suits by relators for perceived violations of these laws.  There can be no assurance that our activities will not come under the scrutiny of regulators and other government authorities or that our practices will not be found to violate applicable laws, rules and regulations or prompt lawsuits by private citizen “relators” under federal or state false claims laws.

Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud, and through a number of legislative measures, including the recent Health Care Reform Law, federal funding available for combating health care fraud and abuse has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General (“OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  In addition, certain states, such as New York, require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that general adheres to the standards set forth in the Model Compliance Program.  Also, , under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  This mandate has not yet been implemented with respect to clinical laboratories, and HHS has not yet provided a time frame for implementation. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and train our applicable employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

Failure to maintain the security of patient-related information or compliance with security requirements could damage our reputation with customers, cause it to incur substantial additional costs and become subject to litigation.

Pursuant to HIPAA, and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information.  Under recent HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notification, to extend certain HIPAA privacy and security standards directly to business associates, and to heighten penalties for noncompliance, and enhance enforcement efforts.

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

changes to laws, regulations and rules as a result of the Health Care Reform Law; and

changes to other federal, state and local laws, regulations and rules, including tax laws.

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

Failure to comply with complex federal and state laws and regulations related to submission of claims for clinical laboratory services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs.

We are subject to extensive federal and state laws and regulations relating to the submission of claims for payment for clinical laboratory services, including those that relate to coverage of our services under Medicare, Medicaid and other governmental health care programs, the amounts that may be billed for our services and to whom claims for services may be submitted. These rules may also affect the Company in light of the practice management products that we market, to the extent that these products are considered to affect the manner in which our customers’ submit their own claims for services.  Submission of our claims is particularly complex because we provide both anatomic pathology services and clinical laboratory tests, which generally are paid using different reimbursement principles. The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule.

Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or result in attempts by third-party payors, such as Medicare and Medicaid, to recover payments from us that have already been made. Submission of claims in violation of certain statutory or regulatory requirements can result in penalties, including substantial civil money penalties for each item or service billed to Medicare in violation of the legal requirement, and exclusion from participation in Medicare and Medicaid. Government authorities may also assert that violations of laws and regulations related to submission or causing the submission of claims violate the federal False Claims Act (“FCA”) or other laws related to fraud and abuse, including submission of claims for services that were not medically necessary. Violations of the FCA could result in enormous economic liability. The FCA provides that all damages are trebled, and each false claim submitted is subject to a penalty of up to $11,000. For example, we could be subject to FCA liability if it was determined that the services we provided were not medically necessary and not reimbursable, particularly if it were asserted that we contributed to the physician’s referrals of unnecessary services to us. It is also possible that the government could attempt to hold us liable under fraud and abuse laws for improper claims submitted by an entity for services that we performed if we were found to have knowingly participated in the arrangement that resulted in submission of the improper claims.

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

The Health Care Reform Law includes two separate reductions in the reimbursement rates for our clinical laboratory services under the clinical laboratory fee schedule.  First, it includes a “productivity adjustment” (which was 1.2 percent for 2012).  Second, it includes an additional 1.75 percent reduction, the first of a series of such annual reductions effective from 2011 to 2015, which would reduce the annual Consumer Price Index-based update that would otherwise determine our reimbursement for clinical laboratory services.  These reimbursement cuts could adversely affect our business.

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

Our reimbursement for our pathology services is paid primarily under the physician fee schedule of Medicare and Medicaid and is therefore governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. As the use of this formula could result in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2010, Congress acted to prevent reductions in reimbursement through December 31, 2011, and Congress acted again in 2011 to prevent significant reductions for 2012, and on January 1, 2013, Congress acted to prevent significant reductions for 2013.  If Congress fails to take such action in the future, implementation of this formula could adversely affect our business.

The Center for Medicare and Medicaid Services (CMS) pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis.  CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis; our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Other legislative changes have been proposed since the passage of the Health Care Reform Law that could also affect reimbursement for our services. For example, the Budget Control Act of 2011 created a Joint Select Committee on Deficit Reduction, which was tasked with recommending proposals to reduce spending. Since that Joint Committee was unable to achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, absent further Congressional action, an automatic reduction in federal spending, or “sequestration” is to be triggered, which, combined with the expiration of certain tax cuts on December 31, 2012, has typically been known as the Fiscal Cliff.  While Congress did agree to a package of tax and federal spending proposals on January 1, 2013, these did not eliminate “sequestration” threat, but moved it back to March 1, 2013.  These automatic cuts include Medicare, and, unless legislative action is taken, it will result in approximately 2% aggregate reductions to Medicare payments to providers starting on March 1, 2013.

Change in the Billing/Reimbursement procedures by the Federal government could affect our ability to be paid as we have in the past for services rendered.

CMS has changed or discussed making changes to certain types of reimbursement which could affect our rate of reimbursement.  Certain cases are comprised of both a technical component (TC) and a professional component (PC).  In certain specified areas of testing, primarily in the area of anatomic pathology, CMS has determined that some providers have over-utilized these testing procedures and CMS has introduced changes in reimbursement policies to discourage over-utilization.  While the Company does not currently over-utilize services for self-gain and does not perform any significant amounts revenue for the areas of testing currently being changed by CMS, we are always subject to review by CMS and cannot be certain that CMS won’t interpret our practices differently than we do.  In addition, CMS may extend this logic and approach to other areas of testing that might affect work performed by us.

CMS has announced planned changes in the area of Molecular Diagnostics’ reimbursement, primarily designed to improve transparency in billing.  Molecular Diagnostics is a rapidly changing and evolving area of clinical testing.  Whereas other areas of clinical testing are well vetted and established with specific codes for reimbursement, Molecular Diagnostics has moved at a faster pace than CMS can proceed.  Clinical laboratories accordingly use a process called cross-walking to get reimbursed by CMS.  Cross-walking requires that the clinical laboratory identify the individual processes used to process the patient’s specimen and identify diagnostic results that are already reimbursed in established tests.  CMS seeks to specifically identify the testing routine being done and reimburse providers universally for the test actually being performed.  CMS has not established all of the molecular diagnostic tests that will be included in this revised schedule for reimbursement and it has not determined how much will be reimbursed to providers for these tests.  We expect CMS to implement fair and reasonable reimbursement for such tests, but until such pricing decisions are disclosed we cannot be certain what CMS will finally implement.

Effective July 1, 2012, CMS eliminated an exemption that had been in place since 1999, which allowed commercial laboratories to bill for certain diagnostic tests performed on in-patient and certain outreach recipients by commercial laboratories.  From 1999 through July 1, 2012, commercial laboratories were allowed to bill CMS for such tests despite the fact that the recipient was a hospital patient as long as the hospital had been submitting such tests for diagnosis to commercial laboratories prior to 1999.  Upon termination of the exemption, we are required to find out from the hospital submitting the test whether the recipient’s bill for diagnostic testing will be reimbursed by the hospital or should be billed to CMS.  We have systems in place to manage this change, but these systems are dependent upon our getting proper information from the hospital clients.

The Federal Government is faced with significant economic decisions in the coming years.  Some solutions being offered in the government could substantially change the way laboratory testing is reimbursed by government entities.  We cannot be certain what or how any such government changes may affect our business.”

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

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, including ones regarding the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

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

Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in CMS and other government programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

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

Failure of us, third-party payors or physicians to comply with Version 5010 Transactions and the ICD-10-CM Code Set, and our failure to comply with other emerging electronic transaction standards could adversely impact our business.

We are within the assessment and inventory phase to adopt Version 5010 Transactions and to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. Compliance with Version 5010 was required by July 1, 2012; the compliance date for ICD-10-CM Code Set is currently October 1, 2014. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. The failure of us, third party payors or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

Also, the failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses.  Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

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

The Company believes that no single patent, technology, trademark, intellectual property asset or license is material to its business as a whole.

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

Our operations were adversely impacted by the effects of Hurricane Sandy, and may continue to be adversely impacted by the after-effects of Hurricane Sandy, and by other extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Increased competition, including price competition, could have a material adverse impact on our net revenues and profitability.

We operate in a business that is characterized by intense competition. Our major competitors in the New York metropolitan area, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

As of October 31, 2012, we had approximately $4,149 million of debt outstanding.  Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

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

The trading price of our common stock on the NASDAQ Global Market has fluctuated significantly in the past. During the period from November 1, 2009 through October 31, 2012, the trading price of our common stock fluctuated from a high of $32.42 per share to a low of $11.41per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Our laboratory operations depend, in part, on the continued performance of our information technology systems. Our information technology systems are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptions. In addition, we are in the process of integrating the information technology systems of our recently acquired subsidiaries, and we may experience system failures or interruptions as a result of this process. Sustained system failures or interruption of our systems in one or more of our laboratory operations could disrupt our ability to process laboratory requisitions, perform testing, provide test results in a timely manner and/or bill the appropriate party.  Breaches with respect to protected health information could result in violations of HIPAA and analogous state laws, and risk the imposition of significant fines and penalties.  Failure of our information technology systems could adversely affect our business, profitability and financial condition.

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

Item 1B. - Unresolved Staff Comments

None.

Item 2. - Properties

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2012.

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

Item 3. - Legal Proceedings

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, which may include lawsuits alleging negligence or other similar legal claims, which could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, and could have an adverse impact on our client base and reputation.  We are also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding our business, and as a health care provider and in connection with health care billing-related products, the Company may also be named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws in which allegations may be made that the Company has submitted or cause to be submitted false claims in connection with claims for payment from federal or state health care programs.  In addition, the Company has, from time to time, received subpoenas from state agencies and from the Office of the Inspector General of the U.S. Department of Health and Human Services seeking documents relating to the Company’s billing-related activities.  These types of legal proceedings could result in adverse judgments, including substantial monetary settlements, significant fines and penalties, as well as injunctions or other relief.

At October 31, 2012 and at the date of this Report, we were not involved in any material legal proceedings, and management believes that established reserves and present insurance coverage are sufficient to cover any estimated exposures.  However, the clinical laboratory testing industry is subject to extensive and evolving regulation and increasing enforcement activity, making such estimates uncertain, and potential violation of these extensive and changing statutes and regulations could result in adverse judgments, including substantial monetary settlements, significant fines and penalties, as well as injunctions or other relief, such as the loss of various licenses, certificates and authorizations.  There can be no assurance, therefore, that applicable statutes and regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company, and that estimates regarding potential losses associated with such claims will prove adequate.

Item 4. — Not Applicable.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed for trading on The NASDAQ Global Market System under the symbol “BRLI.”

The following table sets forth the range of high and low closing prices on the NASDAQ Stock Market for our Common Stock for the periods indicated.

Fiscal Year	Prices ($)
2011	High	Low
First Quarter (11/1/2010-1/31/2011)	24.02	20.53
Second Quarter (2/1/2011-4/30/2011)	25.21	20.82
Third Quarter (5/1/2011-7/31/2011)	25.24	19.65
Fourth Quarter (8/1/2011-10/31/2011)	20.77	16.97

2012	High	Low
First Quarter (11/1/2011-1/31/2012)	20.02	11.41
Second Quarter (2/1/2012-4/30/2012)	24.28	18.58
Third Quarter (5/1/2012-7/31/2012)	28.28	18.29
Fourth Quarter (8/1/2012-10/31/2012)	32.86	24.76

On January 4, 2013 the last sale price for the Common Stock on NASDAQ was $29.40 per share.

Stockholders

At January 4, 2013, the number of record owners of the Common Stock was 266. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

In 2010, we entered into an employment agreement with Wendy Chung.  Upon execution of the employment agreement, 11,432 shares of Common Stock were issued to Ms. Chung and another 34,293 shares were held in escrow, to be released subject to certain terms and conditions set forth in the employment agreement.  Certain terms and conditions of the employment agreement were met as of December 1, 2011 and on February 3, 2012, another 11,431 shares of Common Stock were delivered to Ms. Chung.  The terms and conditions of Ms. Chung’s employment agreement were met again on December 1, 2012 and, on December 14, 2012, another 11,431 shares of Common Stock were delivered to her.  The final quarter of the shares of Common Stock, or 11,431 shares, remain in escrow.

Issuer Purchases of Equity Securities

On November 11, 2011, the Company announced that its board of directors has approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices over the period ending October 31, 2012.  As of October 31, 2012 the Company repurchased 274,018 shares at a cost of $5,193.  On December 6, 2012, the Company announced that its board of directors has approved a new Stock Repurchase Program authorizing the buyback of up to 714,550 shares of its Common Stock in the over-the-counter market at prevailing market prices through October 31, 2013.

We have presented below the cumulative total return to our stockholders during the period from November 1, 2007, through October 31, 2012 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of eight companies during that same period.

We have changed our peer group in fiscal 2012 from fiscal 2011.  The change in our peer group from 2011 is the omission of Bioclinica, Inc. and Psychemedics Corporation because we do not believe that these companies are our peers, the omission of Genoptix, Inc., as it was purchased by Novartis AG on March 7, 2011 and the omission of MEDTOX Scientific, Inc. and Orchid Cellmark Inc., as they were acquired by Laboratory Corporation of America Holdings on August 1, 2012 and December 16, 2011, respectively.

New Peer Group	Old Peer Group
Covance Inc	BioClinica Inc
Enzo Biochem Inc.	Genoptix Inc (Included through 3/7/11 when it was acquired by Novartis AG)
Genomic Health Inc	Laboratory Corporation of America Holdings
Laboratory Corporation of America Holdings	MEDTOX Scientific Inc (Included through 7/31/12 when it was acquired by Laboratory Corp of America Holdings)
Myriad Genetics Inc	Neogenomics Inc
Neogenomics Inc	Orchid Cellmark Inc (Included through 12/16/11 when it was acquired by Laboratory Corp of America Holdings)
Quest Diagnostics Inc	Psychemedics Corp
Response Genetics Inc	Quest Diagnostics Inc
Response Genetics Inc

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, in the peer group, and in the index on October 31, 2007 and its relative performance tracked through October 31, 2012. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth below shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such Acts.

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

The historical consolidated financial data for the years ended October 31, 2012, 2011, and 2010 and as of October 31, 2009 and 2008 has been derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report.  The historical consolidated financial data for the years ended October 31, 2008 and 2009 and as of October 31, 2010, 20011, has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

	Fiscal Years Ended October 31,
	2012	2011	2010	2009	2008
	[In Thousands Except Per Share Data]
Operating Data:
Net Revenues	$661,661	$558,642	$458,024	$362,654	$301,071
Cost of Services	337,644	287,853	232,252	183,524	153,831
Gross Profit	324,017	270,789	225,772	179,130	147,240
General and Administrative Expenses	247,886	211,015	177,394	140,808	118,683
Income From Operations	76,131	59,774	48,378	38,322	28,557
Other Expenses [Income] - Net	1,615	(5,072)	1,415	(267)	1,866
Provision for Income Tax Expense	32,360	28,487	20,582	16,739	11,074
Net Income	$42,156	$36,359	$26,381	$21,850	$15,617
Net Income Per Share - Basic	$1.52	$1.30	$0.95	$0.79	$0.57
Net Income Per Share - Diluted	$1.51	$1.29	$0.94	$0.78	$0.56
Other Data:
Net Cash - Operating Activities	$53,098	$30,946	$14,305	$24,366	$18,876
Net Cash - Investing Activities	$(21,390)	$(15,542)	$(18,411)	$(10,807)	$(9,901)
Net Cash - Financing Activities	$(29,056)	$(11,170)	$5,790	$(9,260)	$(8,176)

	As of October 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total Assets	$312,347	$283,259	$244,131	$197,390	$171,311
Total Long-Term Liabilities	$13,626	$10,978	$8,405	$8,378	$8,781
Total Liabilities	$85,100	$93,492	$91,743	$72,867	$69,771
Working Capital	$151,625	$124,266	$89,459	$75,984	$58,561
Shareholder’s Equity	$227,247	$189,767	$152,388	$124,523	$101,540

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

Overview

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lays within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us for processing along with specialized testing in order to simplify their diagnostic ordering and review procedures and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.  In October 2012, we launched Laboratorio Buena Salud, the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business will be conducted in Spanish, including patient and physician interactions.

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories. There are currently only three US publicly traded full service laboratories operating primarily in the U.S. While that means that the two national mega-laboratories and Bio-Reference Laboratories are the only remaining publicly traded full service commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country. Clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

On April 27, 2012, we entered into an agreement pursuant to which we purchased preferred shares of IncellDx, Inc. (“IncellDx”), a Delaware corporation.  Information about IncellDx and the agreement may be found in the Current Report on Form 8-K we filed on May 1, 2012 and in note 18 to our consolidated financial statements.

On December 21, 2012, a date subsequent to our year end, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“Meridian”), a Florida corporation.  Information about Meridian and the agreement may be found in the Form 8-K we filed.

On December 31, 2012, a date subsequent to our year end, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  Information about FCL and the agreement may be found in the Form 8-K we filed on January 4, 2013.

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We built a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results.  That solution is called CareEvolve.  CareEvolve has been essential to our own operations. We license the technology to other laboratories throughout the country that they utilize to more effectively compete against the national laboratories. These other laboratories licensing our technology are typically not our competitors since they are outside our regional footprint.

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

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues relative to the primary laboratory operations.

Results of Operations

Fiscal Year 2012 Compared to Fiscal Year 2011

NET REVENUES:

Net revenues for the year ended October 31, 2012 were $661,661 as compared to $558,642 for the year ended October 31, 2011; this represents an 18% increase in net revenues. This increase is due to a 16% increase in patients serviced and a 2% increase in net revenue per patient. Our laboratory operations had net revenues of $657,158 in fiscal 2012 and $554,281 in fiscal 2011.

The number of patients serviced during the year ended October 31, 2012 was 7,801, which was 16% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2012 was $84.24 compared to net revenue per patient for the year ended October 31, 2011 of $82.25, an increase of 2% as a result of increases in esoteric testing.

During the fiscal year ended October 31, 2012, we increased our sales force by approximately 12%, mostly in the specialty testing services that we market nationally. We believe that this increase in sales personnel accounted for a majority of the 16% increase in our patient volume. This allowed us to expand or increase our presence in a number of markets and we expect this trend to continue.

While there is always uncertainty as to the sustainability of such growth in the future, we believe that our historical performance of 20% compound annual growth rate for the past 18 years, the current demand for our services and our continued corporate focus on strategic growth, together with our expertise in the industry, should enable us to sustain continued strong growth in the near term.  Going beyond that, however, our revenues and patient counts could be adversely affected by a number of factors including, but not limited to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors, or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 17 years of sustained growth.

Our net revenues for the fourth quarter of fiscal 2012 and cumulative results for the fiscal 2012 as well as operating results during the first quarter of fiscal 2013 have been affected by the adverse weather conditions associated with the hurricane Sandy.  Based on actual revenues and expenses from the period immediately preceding the storm as well as the analysis of the period following the storm, management has calculated the damage from, the hurricane Sandy resulted in a loss of net revenues of approximately $5,000 for the fourth quarter of fiscal 2012 and approximately $3,000 for the first quarter of fiscal 2013.

COST OF SERVICES:

Cost of services for the year ended October 31, 2012 was $337,644 as compared to $287,853 for the year ended October 31, 2011, an increase of 17% as compared to an 18% increase in net revenues.  The Company’s medical supplies expense increased by 34% due to the higher cost of specialty testing supplies.  Our medical equipment repair costs increased by 26% year over year due to higher equipment utilization rate.  We expect these trends to continue.

GROSS PROFIT:

Gross profit on net revenues increased to $324,017 for the year ended October 31, 2012 from $270,789  for the year ended October 31, 2011; an increase of $53,328 (20%), primarily attributable to the increase in net revenues. Gross profit margins increased to 49% for fiscal 2012 from fiscal 2011 rate of 48%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2012 were $247,886 as compared to $211,015 for the year ended October 31, 2011, an increase of $36,871 or 17%.  This is basically in line with the increase in net revenues.  We expect this trend to continue in the near future.

INTEREST EXPENSE:

Interest expense decreased from $1,747 during the year ended October 31, 2011 to $1,455 during the year ended October 31, 2012; a decrease of $292 or 17%. This decrease is due to a decrease in utilization of the PNC Bank line of credit.  Management believes that this trend will continue in the near term due to the decrease in utilization of this credit facility.

NET INCOME:

We realized net income of $42,156 for the twelve month period ended October 31, 2012 as compared to $36,359 for the twelve month period ended October 31, 2011, an increase of 16%.

Pre-tax income for the period ended October 31, 2012 was $74,516, as compared to $64,846 for the period ended October 31, 2011, an increase of $9,670 (15%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $28,487 for the period ended October 31, 2011, to $32,360 (14%) for the current twelve month period.

Our diluted net income per share went from $1.16 on a pro-forma basis (without taking into account the following non-recurring items: the New Jersey sales tax refund, the loss on sale of corporate aircraft and the New York excess laboratory fee refund) in fiscal 2011 to $1.51in fiscal 2012.

Our operating results for the fourth quarter of fiscal 2012 and cumulative results for the fiscal 2012 as well as operating results during the first quarter of fiscal 2013 have been affected by hurricane Sandy.  Based on actual revenues and expenses from the period immediately preceding the storm as well as the analysis of the period following the storm, Management has calculated the damage from the storm resulted in a loss of earnings approximately $0.06 per share for the fourth quarter of fiscal 2012 and approximately $0.03 per share for the first quarter of fiscal 2013.

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

Our diluted net income per share went from $0.94 in fiscal 2010 to $1.29 in fiscal 2011, or $1.16 on a pro-forma basis (without taking into account the following non-recurring items: the New Jersey sales tax refund, the loss on sale of corporate aircraft and the New York excess laboratory fee refund).

Liquidity and Capital Resources

Our working capital at October 31, 2012 was approximately $151,625 as compared to approximately $124,266 at October 31, 2011, an increase of $27,359 (22%). Our cash position increased by approximately $2,652 during the current twelve month  period. We decreased our short term borrowing by approximately $19,110 and approximately $2,076 in long term debt. We had current liabilities of approximately $71,474 at October 31, 2012. We generated approximately $53,098 in cash from operations, an increase of approximately $22,152 as compared to the year ended October 31, 2011.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $153,247 at October 31, 2012, an increase of approximately $5,187 from October 31, 2011, or 4%. This increase was primarily attributable to increased revenue.  Cash collected over the twelve month period ended October 31, 2012 increased 22% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	October, 31
	2012	2011	2010

Gross Revenues	$3,052,431	$2,482,349	$1,902,573

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	320,697	293,874	281,002
All Other Third Party and Direct Payors*	2,070,073	1,629,833	1,163,547
Total Contractual Adjustments and Discounts	2,390,770	1,923,707	1,444,549

Net Service Revenues	$661,661	$558,642	$458,024

Percent of Contractual Adjustments and Discounts To Gross Revenues	78.3%	77.5%	75.9%

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

The table above illustrates the relationship between contractual adjustments and gross revenues for the fiscal years 2012, 2011, and 2010. Between 2011 and 2012, contractual adjustments increased approximately 80 basis points.  For example, the average “across the board” collection percent for fiscal year 2007 was 26%, while the rate for fiscal year 2012 was 17%, a decrease in our collection rate of 9%, or a 35% reduction in the collection rate. In the aggregate, this has resulted in a change of our contractual rate, leading to larger contractual allowances and lower net revenues when computed as a percentage of gross revenues. Although individual collection rates may vary from period to period or payor to payor, based on the specific historical data analyzed, this is consistent with the current state of the economy as well as the ongoing trends in health care reimbursement.

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

	($) FY 2012
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	9,620	18%	10,633	20%	9,474	18%	24,202	44%	53,929	100%
Medicare	25,898	56%	6,550	14%	2,992	6%	11,186	24%	46,626	100%
Medicaid	4,881	23%	3,804	18%	3,829	18%	8,714	41%	21,228	100%
Pro Bill	17,697	64%	4,706	17%	1,771	6%	3,657	13%	27,832	100%
Commercial Insurance	154,294	47%	53,097	17%	24,752	8%	88,747	28%	320,889	100%
Total	212,390	45%	78,790	17%	42,818	9%	136,507	29%	470,505	100%

	FY 2011
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	7,790	16%	8,614	18%	8,475	18%	22,526	48%	47,405	100%
Medicare	25,991	45%	11,082	19%	4,501	8%	15,858	28%	57,433	100%
Medicaid	5,664	24%	3,476	14%	3,419	14%	11,534	48%	24,093	100%
Pro Bill	18,304	63%	4,925	17%	1,691	6%	4,341	15%	29,260	100%
Commercial Insurance	134,372	49%	47,903	18%	27,542	10%	62,768	23%	272,585	100%
Grand Total	192,121	45%	76,000	18%	45,629	11%	117,027	27%	430,776	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2011 and 2012 were 91 and 80, respectively, a decrease of approximately 12%. These changes are due to constant vigilance on the part of management and internal changes to collection practices. However, when you compare our DSO lag to our collectible net revenues as reported on our financial statements for the periods in question, it varies between 98% to 102%, depending on the period.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has increased to 29% as of October 31, 2012 as compared to 27% as of October 31, 2011, an increase of only 2%.

See Note 5 and Note 6 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2012 was 3.25% and as of 2011 was approximately 3.25%.

We intend to expand our laboratory operations through aggressive marketing while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 31, 2012:

	Total ($)	FY 2013 ($)	FY 2014 ($)	FY 2015 ($)	FY 2016 ($)	FY 2017 ($)	Thereafter ($)
Long-Term Debt	4,627	458	486	518	551	585	2,029
Capital Leases	5,395	1,200	1,199	1,199	1,199	598	—
Operating Leases	15,250	7,127	3,680	1,608	1,049	429	1,357
Purchase Obligations	91,073	23,758	22,365	19,943	17,441	7,566	—
Long-Term Liabilities under Employment and Consultant Contracts	16,961	4,982	4,302	3,654	2,780	1,243	—

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

Our cash balances at October 31, 2012 totaled approximately $24,665 as compared to approximately $22,013 at October 31, 2011.  We believe that our cash position, the anticipated cash generated from future operations, and the  availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2013.

Off-Balance Sheet Arrangements

As of October 31, 2012, we did not have any off-balance sheet items.

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

Accounting for Intangible and Other Long-Lived Assets

We evaluate the possible impairment of our long-lived assets, including intangible assets. We review the recoverability of our long-lived assets on an annual basis or earlier if events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable.  Evaluation of possible impairment is based on our ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount of the asset.

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

	October, 31
	2012	2011	2010

Gross Revenues	$3,052,431	$2,482,349	$1,902,573

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	320,697	293,874	281,002
All Other Third Party and Direct Payors*	2,070,073	1,629,833	1,163,547
Total Contractual Adjustments and Discounts	2,390,770	1,923,707	1,444,549

Net Service Revenues	$661,661	$558,642	$458,024

Percent of Contractual Adjustments and Discounts To Gross Revenues	78.3%	77.5%	75.9%

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

	October 31
	2012	2011

Contractual Credits/Discounts	$267,921	$235,922
Doubtful Accounts	51,274	45,220

Total Allowance	$319,195	$281,142

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

We do have exposure to both rising and falling interest rates. At October 31, 2012, advances of approximately $-0- under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.25%.

We estimate that our monthly cash interest expense on the PNC bank Loan Agreement at October 31, 2012 was $-0-as the loan was paid off.  A one percentage point increase or decrease in short-term rates would not increase or decrease our monthly interest expense as the loan was paid off.  However we expect to utilize the credit line in the future and we thus expect exposure to short term interest rates changes that will depend on the utilization rate at the time.

See Note 5 and Note 6 to the Consolidated Financial Statements contained herein for information on our loans.

Item 8.- Financial Statements and Supplementary Data

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

(c)          Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

None.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information with respect to each of our directors and executive officers.

Name	Age	Position
Marc D. Grodman, M.D	61	Chairman of the Board, President, Chief Executive Officer and Director
Howard Dubinett	61	Executive Vice President, Chief Operating Officer and Director
Sam Singer	69	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Joseph Benincasa(a)(c)(e)	63	Director
Harry Elias(a)(c)(e)	82	Director
Gary Lederman, Esq. (b)(c)(e)	78	Director
John Roglieri, M.D. (a)(d)(e)	73	Director

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

Staggered Board

Our Certificate of Incorporation provides for a staggered board of directors. Accordingly, our board is divided into three classes of directors and the members of only one class are elected each year to serve a three-year term. Dr. Grodman and Mr. Dubinett are the Class I directors whose terms expire in fiscal 2013. Mr. Singer and Mr. Elias are the Class II directors whose terms expire in fiscal 2014. Mr. Benincasa, Mr. Lederman and Dr. Roglieri are the Class III directors whose terms expire in fiscal 2015.

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

Board Meetings and Committees

Our board of directors met four times during our fiscal year ended October 31, 2012.  Our board of directors has established the following committees—an audit committee, a compensation committee and a nominating committee.  The audit committee met four times during fiscal 2012.  The compensation committee met once during fiscal 2012.  The nominating committee did not meet during fiscal 2012.  During fiscal 2012, each director attended at least 75% of the meetings of the board of directors and committees on which such director served.  Each of the committees of our board of directors acts in accordance with a written charter adopted by our board of directors.

Audit Committee

Our audit committee is comprised of Gary Lederman (Chairman), Joseph Benincasa, Harry Elias and John Roglieri. The audit committee meets at least once a year with the outside auditors with respect to, and shall advise the board of directors in, matters relating to the corporations reporting practices, its application of accounting principals and its internal controls.  The outside auditors are accountable to the board of directors and the audit committee and the board of directors and the audit committee have the authority and responsibility to select, evaluate, and where appropriate, replace the outside auditors or to nominate the outside auditors to be proposed for shareholder approval in any proxy statement. The audit committee shall be directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us.  The audit committee shall be directly responsible for the resolution of disagreements between our management and the outside auditors regarding financial reporting.

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

From time to time our compensation committee may determine to engage an independent compensation consultant to assist it in reviewing the compensation levels for our executive officers.  Starting in fiscal 2010 and continuing into fiscal 2012 the compensation committee engaged Compensation Resources, Inc. as its independent compensation consultant in connection with the negotiation of the new employment agreement with our chief executive officer.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, or representations that no Forms 5 were required, we believe that with respect to fiscal 2012, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements, except as follows:

1. Dr. Grodman owns a total of 2,752,200 shares of our common stock. His Section 16 filings report ownership of a total of 2,752,800 shares, a discrepancy of 600 shares.

2. Mr. Elias made late Form 4 filings with respect to his purchase and subsequent sale of 2,000 shares. Upon demand made by us, Mr. Elias promptly disgorged to us the applicable short-swing profits.

Item 11. – Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the fiscal years ended October 31, 2010, 2011 and 2012 to our named executive officers (“NEOs”).  Our NEOs for fiscal 2012 are Marc D. Goodman, our President and Chief Executive Officer; Howard Dubinett, our Executive Vice President and Chief Operating Officer; and Sam Singer, our Senior Vice President and Chief Financial Officer.  This table does not include any amount for our group life, health, hospitalization or medical reimbursement plans, if any, as such benefits do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)(1)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total($)
Marc D. Grodman	2012	1,092,933	70,000	0	0	131,152	0	245,359	1,539,444
M.D., President and Chief	2011	1,059,044	1,321,241	0	0	63,543	0	229,638	2,673,466
Executive Officer	2010	1,013,439	0	0	0	60,806	0	113,491	1,187,736

Howard Dubinett,	2012	431,911	100,000	0	0	51,829	0	42,474	626,214
Executive Vice President and Chief	2011	418,518	0	0	0	25,111	0	45,044	488,673
Operating Officer	2010	400,496	0	0	0	24,030	0	42,014	466,540

Sam Singer, Senior Vice	2012	431,911	300,000	0	0	51,829	0	48,998	832,738
President and Chief	2011	418,518	110,000	0	0	25,111	0	45,087	598,716
Financial Officer	2010	400,496	0	0	0	24,030	0	40,240	464,766

(1) The amounts shown in this column for fiscal 2012 represent (i) with respect to Dr. Grodman, a cash bonus of $70,000 paid in connection with his payment of the premium costs for an insurance policy owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement among the Company, Dr. Grodman and an Insurance Trust established by Dr. Goodman (“Premium Payments”); and (ii) with respect to Mr. Singer and Mr. Dubinett, a one-time cash bonus for their entering into new employment contracts during the year.  The amounts shown in this column for fiscal 2011 represent (i) with respect to Dr. Grodman, cash bonuses of $1,202,241 and $119,000 paid in connection with his payment of Premium Payments; and (ii) with respect to Mr. Singer, a one-time cash bonus for his activity in the collection of $6.7 million sales tax refund from the State of New Jersey.

(2) The amounts shown in this column represent amounts earned under the Senior Management Incentive Bonus Plan adopted by the Compensation Committee for the applicable fiscal year.

(3) The amounts in the “All Other Compensation” column for fiscal 2012 are detailed below.

Name	Personal Use of Company Leased Automobile ($)(a)	Personal Use of Company Airplane ($) (a)	Life Insurance Premium ($)(b)	401(k) Plan Contribution ($)	Total ($)
Marc D. Grodman	23,984	20,375	200,000	1,000	245,359
Howard Dubinett	16,474	0	25,000	1,000	42,474
Sam Singer	20,918	2,080	25,000	1,000	48,998

(a) Represents our aggregate incremental costs for personal use of a Company leased automobile or the Company’s aircraft, as applicable.

(b) See “Split Dollar Life Insurance” below.

GRANTS OF PLAN-BASED AWARDS

This table provides information regarding awards granted to our NEOs under the 2012 Senior Management Incentive Bonus Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Maximum ($)
Marc D. Grodman M.D.	43,717	273,233

Howard Dubinett	17,276	107,978

Sam Singer	17,276	107,978

(1) The amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of the performance goals for fiscal 2012 under the 2012 Senior Management Incentive Bonus Plan.  These cash incentive awards were granted with no specified target level, as defined under SEC Regulation S-K, rule 402(d).

Employment Agreements with NEOs

Dr. Grodman

On December 31, 2010, the Company executed an employment agreement with Dr. Grodman (the “Grodman Contract”), employing him as President and Chief Executive Officer through October 31, 2017. The Grodman Contract is automatically renewable for one additional two year period subject to the right of either party to elect not to renew at least four months prior thereto. The Grodman Contract provides Dr. Grodman with a minimum annual base compensation of $1,059,044, subject to annual percentage increases based on the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Dr. Grodman’s minimum annual base compensation for fiscal 2011 as determined by the Compensation Committee was $1,059,044 and for fiscal 2012 is $1,092,933. Under the Grodman Contract we agreed to lease and insure an automobile for his benefit and agreed to provide him with access for personal use our airplane, which use will be taxable to him. The Grodman Contract also provides Dr. Grodman with participation rights in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The Grodman Contract provides that in the event of Dr. Grodman’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 36 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Dr. Grodman incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Dr. Grodman’s termination due to his death, the Company will pay his estate a death benefit equal to 24 times his monthly base compensation in effect at the date of his death, paid over 24 months. Under the Grodman Contract we may terminate Dr. Grodman’s employment for “Cause” and Dr. Grodman has the right to terminate his employment for “Good Reason”. If he terminates for Good Reason he will be entitled to continuation of his base compensation and employee benefits through the end of the period he otherwise would have been employed under the Grodman Contract.

“Cause” is defined in the Grodman Contact to mean: any act or acts of dishonesty by Dr. Grodman constituting criminal acts resulting or intending to result directly or indirectly in his gain or personal enrichment at our expense; his commission of a crime involving fraud, embezzlement or theft; or his material breach of the Grodman Contract. “Good Reason” is defined in the Grodman Contract to mean: a material diminution of Dr. Grodman’s base compensation; a material diminution in his authority, duties or responsibilities; a material diminution of the authority, duties or responsibilities of any supervisor he reports to; a material diminution in the budget over which he retains authority; a material change in the geographic location at which he provides services; or any other action or inaction that constitutes a material breach by us of the Grodman Contract.

In the event of a Change in Control of the Company, Dr. Grodman can elect to terminate his employment by providing written notice within 30 days following the Change in Control, with a termination date effective at the earlier of 45 days after the Change in Control or the next to last day of the calendar year in which the Change in Control occurs. In that event, he will be entitled to be paid a lump sum severance payment equal to 2.99 times the average of the annual compensation paid to him by the Company for the five calendar years preceding the earlier of the calendar year in which the Change of Control occurred or the calendar year of the date of termination, reduced by the amount of any other payment or the value of any other benefit received or to be received by him in connection with the termination of his employment or contingent on a Change in Control that are not deductible by us pursuant to Section 280G of the Internal Revenue Code of 1986, as amended (the “Tax Code”). “Change in Control” is defined in the Grodman Contact to mean a “change in effective control” or a “change in the ownership of a substantial portion of a corporation’s assets” as such terms are defined under Section 409A of the Tax Code, and means either the acquisition within 12 months by a person or group of ownership of 30% or more of the total voting power of our stock; the replacement of a majority of the member’s of our Board of Directors during any 12 month period by directors not endorsed prior to their appointment or election by a majority of the Board of Directors; or the acquisition by a person or group within 12 months of our assets with a total gross fair market value equal to more than 40% of the total gross fair market value of our assets prior to such acquisition.

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

Pursuant to the Grodman Contract, the Company agreed to transfer to an Insurance Trust (the “1999 Trust”) established by Dr. Grodman, an insurance policy (“Policy A”) owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 1”) among the Company, Dr. Grodman and the 1999 Trust, by paying a $1,202,411 bonus (the “Initial Bonus”) to Dr. Grodman, which is equal to the amount of the premiums paid by the Company on Policy A through the date of the Grodman Contract. Split-Dollar Agreement No. 1 required the Company to pay the annual premiums on Policy A and provided that in the event of Dr. Grodman’s death while serving as a full time Company employee, the Company would receive that amount out of the policy death proceeds equal to its “interest in the policy” (i.e. the greater of the premiums it had paid on the policy or the policy cash value at the date of death) and the balance of the death proceeds would be paid to

Dr. Grodman’s designated beneficiaries. Pursuant to the Grodman Contract, Split-Dollar Agreement No. 1 was terminated and in a “book entry” transaction, the Initial Bonus was “paid” to Dr. Grodman who in turn “transferred” the Initial Bonus amount to the 1999 Trust which in turn “repaid” the Initial Bonus amount back to the Company. The Company then, in accordance with Split-Dollar Agreement No. 1, transferred ownership of Policy A to the 1999 Trust. To facilitate these transactions, the parties agreed that the actual monetary funds did not need to change hands but agreed to treat the transactions appropriately for tax and accounting purposes. The Company also agreed to pay bonuses to Dr. Grodman of $119,000 in 2011, $70,000 in 2012 and $70,000 in 2013 unless his employment was terminated for “Cause” prior to a payment. These three bonuses were equal in amount to the remaining premiums payable on Policy A. The Company will expense the Initial Bonus ratably over the term of the New Contract. If Dr. Grodman’s employment is terminated for “Cause”, he is obligated to pay back the unexpended portion of the Initial Bonus back to the Company.

The Company also agreed to obtain a second insurance policy, a second-to-die policy (“Policy B”) insuring the lives of Dr. Grodman and his wife. Policy B will be owned by the Company pursuant to a second Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 2”) among the Company, Dr. Grodman and an Insurance Trust established by Dr. Grodman. Policy B provides for seven years of annual premiums of approximately $200,000 each, to be paid by the Company unless Dr. Grodman’s employment is terminated for “Cause.” At Dr. Grodman’s death, if his wife survives him, or in the event his employment is terminated for “Cause”, Dr. Grodman’s estate or Dr. Grodman, as the case may be, will cause the premiums paid by the Company under Policy B up to said date, to be paid back to the Company and the Company will transfer ownership of Policy B to Dr. Grodman’s estate, or to Dr. Grodman, as the case may be. If Dr. Grodman survives his wife, and assuming his employment has not been terminated for “Cause,” at his death, the Company will be paid the greater of the premiums it paid on Policy B or the Policy B cash value out of the death proceeds and Dr. Grodman’s estate will be paid the balance of the death proceeds, provided, however, that if Dr. Grodman survives his wife and assuming his employment has not been terminated for “Cause,” at his wife’s death, Dr Grodman or his designee shall have the option, exercisable within 90 days of her death, to purchase Policy B from the Company for the greater of the premiums paid or the cash value at the date of her death.

Mr. Singer

On June 14, 2012, effective February 1, 2012, the Company executed a new employment agreement with Mr. Singer (the “Singer Contract”), employing him as Senior Vice President, Chief Financial Officer and Chief Accounting Officer through January 31, 2015.  The Singer Contract replaced Mr. Singer’s employment agreement that expired January 31, 2012.  Mr. Singer’s minimum annual base compensation under the Singer Contract is $431,911 subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. The Singer Contract provides for the leasing of an automobile for his use and participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees. In consideration for his entering into the Singer Contract, the company paid Mr. Singer a sign-on bonus in the amount of $300,000 subject to a pro rata claw-back provision in the event Mr. Singer is terminated for “cause” or if he resigns prior to the earlier of a “change of control” or January 31, 2015. In the event of Mr. Singer’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 12 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Mr. Singer incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Mr. Singer’s termination due to his death, we will continue to pay his beneficiary his base salary for 12 months. Under the Singer Contract we may terminate Mr. Singer’s employment for “Cause” and Mr. Singer has the right to terminate for “Good Reason”. If he terminates for Good Reason he will be entitled, subject to his execution of a release, to continuation of his base compensation and employee benefits through the end of the employment period he otherwise would have been employed under his employment agreement.  In the event of termination due to a Change in Control of the Company, Mr. Singer will be entitled to the same severance payment described above for Dr. Grodman.  Mr. Singer’s agreement does not contain non-competition restrictions.

“Cause” is defined in Mr. Singer’s employment agreement to mean: an act or acts of dishonesty by Mr. Singer constituting criminal acts resulting or intended to result directly or indirectly in his gain or personal enrichment at our expense; his commission of a crime involving fraud, embezzlement or theft against us; or his engaging in competition with us.  Good Reason and Change in Control under Mr. Singer’s employment agreement has the same meanings as provided in the Grodman Contract.

Mr. Dubinett

On June 14, 2012, effective February 1, 2012 the Company executed an employment agreement with Mr. Dubinett’s (the “Dubinett Contract”), employing him as Executive Vice President and Chief Operating Officer through January 31, 2015.  The Dubinett Contract replaced Mr. Dubinett’s employment agreement with us that expired on October 31, 2011.  The Dubinett Contract is substantially identical with the Singer Contract except that Mr. Dubinett’s sign-on bonus was $100,000.

Potential Payments Upon Termination or Change in Control as of October 31, 2012.

The following table sets out the estimated payments that would have been paid to each of our NEOs upon termination of employment due to Death, for Good Reason or following a Change in Control in accordance with their employment agreements as described above as in effect, and in each case assuming such termination had occurred, as of October 31, 2012.  We have calculated these estimated payments to meet SEC disclosure requirements. The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would receive in such circumstances. The table excludes compensation amounts accrued through October 31, 2012 that would be paid in the normal course of continued employment, such as accrued but unpaid base compensation, and vested account balances under our retirement plans that are generally available to all of our salaried employees.

	Base Compensation Continuation/ Lump Sum ($) (a)	Benefits Continuation ($) (b)	Total ($)
Marc D. Grodman M.D.
Good Reason	5,464,665	25,610	5,490,275
Death	2,185,866	0	2,185,866
Change in Control	3,660,825	0	3,660,825
Howard Dubinett
Good Reason	971,800	10,764	982,564
Death	431,911	0	431,911
Change in Control	1,129,584	0	1,129,584
Sam Singer
Good Reason	971.800	10,764	982,564
Death	431,911	0	431,911
Change in Control	1,129,584	0	1,129,584

(a) For a Good Reason termination this payment reflects a continuation of base compensation through the end of period the NEO otherwise would have been employed under his employment agreement.  For death this payment reflects a continuation of base compensation for 24 months in the case of Dr. Grodman and 12 months in the case of Messrs. Dubinett and Singer.  For Change in Control this payment reflects an amount equal to 2.99 times the NEOs five-year average compensation, without reduction.

(b) For a Good Reason termination this payment reflects our estimated costs for a continuation of the NEOs benefits under our medical plan through the end of period the NEO otherwise would have been employed under his employment agreement.

Split-Dollar Life Insurance

We have established split-dollar life insurance programs for each of our NEOs under which we are entitled to receive the net cash surrender value of the policies.  We have entered into Endorsement Split-Dollar Life Insurance Agreements with each of the NEOs pursuant to which we have agreed to continue to pay the annual premiums on the policies during the period of the NEO’s full-time employment by the Company ($200,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies). In the case of Dr. Grodman, the insurance policy is a second-to-die policy on the lives of Dr. Grodman and his wife.  In the event of an NEO’s death while serving as a full-time employee of the Company, we will be entitled to receive that amount of the death proceeds equal to our interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the NEO to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the NEO’s designated beneficiaries. The premiums paid by the Company on such policies are approximately $250,000 at October 31, 2012. As of such date the aggregate net cash surrender value of the three policies was approximately $866,000 and is recorded on the books of the Company at such value.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our NEOs in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our NEOs in fiscal 2012.

Option Exercises and Stock Vested

At October 31, 2012, there were no outstanding options held by our NEOs or any of our directors. During fiscal 2012 no options were exercised by any member of the Board of Directors.

Director Compensation

During fiscal 2012, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $16,250. In addition, Gary Lederman as chairman of the Audit Committee and John Roglieri M.D. as chairman of the Compensation Committee were each compensated for serving as a Committee Chairman with an additional quarterly fee of $3,750. No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2012.

Fiscal 2012 Director Name:	Fees Earned or paid in Cash ($)	Chairman Fees ($)		Other	Total ($)
Joseph Benincasa	65,000	—		—	65,000
Harry Elias	65,000	—		—	65,000
Gary Lederman (a)	65,000	15,000	(a)	—	80,000
John Roglieri M.D (b)	65,000	15,000	(b)	—	80,000

(a) Chairman of the Audit Committee

(b) Chairman of the Compensation Committee

Compensation Discussion and Analysis

Executive Compensation Philosophy

The objective of our compensation program for our NEOs is to reward them for their leadership and efficiency in their areas of responsibility and for their overall contribution to the Company’s performance.  Our NEOs for fiscal 2012 are Dr. Grodman, our President and Chief Executive officer, Mr. Dubinett, our Executive Vice President Chief Operating officer who is responsible for healthcare regulatory compliance and insurance matters, and Mr. Singer, our Senior Vice President and Chief Financial Officer who is responsible for all financial matters.

We seek to maintain a uniform approach in how we compensate our NEOs.  Accordingly, as Dr. Grodman already owns a substantial equity interest in the Company and we believe that further equity compensation would not provide him with an effective incentive, we do not currently provide equity compensation to any of our NEOs.  Our compensation program for our NEOs therefore focuses primarily on the following cash based incentives:

(i)    Annual base compensation consisting of a set annual cash amount that is subject to annual increase based upon a review of the NEO’s and the Company’s performance and increases in the Consumer Price Index; and

(ii)   Participation in the annual Senior Management Incentive Bonus Plan (“Annual Bonus Plan”), which provides cash incentives based on the level of achievement of specific performance objectives.  We annually establish targets under the Annual Bonus Plan that are designed to assist in the Company’s profitability by encouraging a “team effort” that rewards participants based on the level of achievement of Company financial targets set by the Compensation Committee with no reward if minimum targets are not achieved.  Annual Bonus Plan targets were achieved with respect to fiscal 2010, fiscal 2011 and 2012 so that bonuses were earned and paid to our NEOs under the Annual Bonus Plan for fiscal 2010, the Annual Bonus Plan for fiscal 2011 (the “2011 Bonus Plan”) and the Annual Bonus Plan for fiscal 2012 (the “2012 Bonus Plan”).  See “Senior Management Incentive Bonus Plan” herein.

Process for Determining Executive Compensation

Our Compensation Committee reviews and approves the annual base compensation and other compensation of our NEOs. Our Compensation Committee also establishes and reviews the achievement of performance goals and other matters relating to the Annual Bonus Plans.

Mr. Dubinett and Mr. Singer each negotiated the terms of their new contracts including their base compensation with Dr. Grodman who then recommended the terms to the Compensation Committee which approved our entering into the contracts.

In connection with its review of NEO compensation in fiscal 2012, including the new contracts for Messrs. Singer and Dubinett, the Compensation Committee considered an executive compensation study furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”) engaged by the Compensation Committee. After taking into account the compensation paid to similar executive officers of a peer group of eleven publicly owned clinical testing laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory Corp. of America Holdings), CRI concluded that Dr. Grodman’s total direct compensation was then above the total direct compensation provided to the chief executive officers in the peer group, and that the total direct compensation provided to Messrs. Singer and Dubinett were below the total direct compensation provided to similar executive officers in the peer group.  Notwithstanding the report, the Compensation Committee believes that Dr. Grodman’s compensation level is reasonable as the current levels were determined based on a CRI report for fiscal 2011 which showed that Dr. Grodman’s total direct compensation was 20% below the peer group.

For 2012, CRI selected the following eleven peer group publicly owned clinical testing laboratories to be used as a benchmark, most of which generally have revenue in a range of ½ to 2 times that of the Company, but was expanded to include companies with revenues of up to $8 billion:

Alliance Healthcare Services, Inc.

Bioclinica Inc.

Enzo Biochem Inc.

eResearch Technology

Laboratory CP of Amer Hldgs

Medtox Scientific Inc.

Neogenomics Inc.

Psychemedics Corp.

Quest Diagnostics Inc.

Radnet Inc.

Response Genetics Inc.

Two companies that were part of the 2011 peer group, Genoptix Inc. and Orchid Cellmark Inc., were excluded for fiscal 2012 as they no longer met the peer group criteria and were replaced by Alliance Healthcare Services, Inc., Enzo Biochem Inc., eResearch Technology, and Radnet Inc.

New Contracts for Messrs. Singer and Dubinett

The Compensation Committee believes that each of Messrs. Singer and Dubinett skills and knowledge of our business and industry are critical to our long term planning and success.  Therefore, to ensure their long-term retention with the Company, in fiscal 2012 we entered into new contracts with Messrs. Singer and Dubinett that run through January 31, 2015.  These contracts replaced our prior method of entering into short-term contract extension with them.  Based on the CRI report and other factors considered by the Compensation Committee, we believe that the new contracts are reasonable and better align their compensation with those of similar executive officers within our peer group.  See “Employment Agreements with NEOs” above for a summary of the terms of the new contracts.

Base Compensation

In accordance with the Grodman Contract, the Compensation Committee determined that Dr. Grodman’s base compensation be increased to $1,092,933 for fiscal 2012, which reflects a 3% increase considered the Company’s increase based on increases in the Consumer Price Index.

Since fiscal 2008, the base compensation and the increase in base compensation in each year for Mr. Dubinett and for Mr. Singer have been identical. This is because the Compensation Committee continues to believe that Mr. Dubinett and Mr. Singer perform their duties equally well and to distinguish between them in compensation could cause the Company to lose the services of one of them. The increases in their base compensation in each of the past three fiscal years have been as follows, which reflect annual increases for each fiscal year based on increases in the Consumer Price Index.

Increases in Base Compensation for Each of
Mr. Dubinett and Mr. Singer Over the Prior Three Fiscal Years

Period	Amount ($)	Percentage Increase
Fiscal 2010	19,075	5%
Fiscal 2011	18,022	4%
Fiscal 2012	13,393	3%

Benefits

Our policy is to provide health benefits as well as access to our 401(k) Plan to which we contribute a maximum of $1,000 per employee each year, to all of our employees including our NEOs.

All senior officers of the Company, including our NEOs, are entitled to an automobile leased by the Company and access to the Company’s airplane for personal use to the extent the airplane is not in use for business purposes.  The costs for insurance and maintenance of such automobiles are paid by the Company.  All amounts reflecting the personal use of such perquisites are reported as income to them subject to tax in accordance with the Tax Code.  The amounts reflecting the Company’s incremental costs for the NEO’s personal use of the Company leased automobile and the Company’s airplane are reflected in Footnote (3) to the “Summary Compensation Table” below.

Change in Control Benefits

The employment agreements with our NEOs provide for substantial severance payments to them in the event of a change in control of the Company.  This provision provides an additional level of financial security for our NEOs as they may be asked to evaluate a transaction purportedly expected to maximize shareholder value while resulting in the elimination of their jobs.  The severance payment provision (2.99 times the annual average of the preceding five years of compensation) is designed to minimize the distraction caused by concerns over personal financial security in the context of a proposed change in control.

Annual Bonus Plans for fiscal years 2011 and 2012.

The Compensation Committee adopts an Annual Bonus Plans for each year which it believes incentivizes senior management to push to achieve operating results that the Compensation Committee believes will inure to the benefit of stockholders as well as management.  Each Annual Bonus Plan provides goals which the Compensation Committee believes could only be achieved through extraordinary team efforts by senior management and that are designed to incentivize senior management to operate the Company in the most efficient manner possible.  In developing the Annual Bonus Plan for each year, the Compensation Committee takes into consideration the economy in general and the goals of the Company that it wished to reward, namely to improve Company margins within attainable goals for management.

The Compensation Committee has at all times sought (and continues to seek) to provide a mechanism to reward outstanding efforts that enhance shareholder value.  The following is a description of the Annual Bonus Plan for fiscal 2011 (the “2011 Bonus Plan”) and fiscal 2012 (the “2012 Bonus Plan”).  The Compensation Committee has adopted an Annual Bonus Plan for fiscal 2013 that is substantially similar to the 2012 Bonus Plan other than will respect to the actual levels of the performance metrics to be achieved.  Any bonuses required to be paid under the provision of any Annual Bonus Plan is required to be paid to each participant on the pro-rata formula established upon the adoption of the plan and not at the discretion of the Compensation Committee.

2012 Bonus Plan

The 2012 Bonus Plan was based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2012, less any bonus, auto or airplane usage expense charge-back or other unearned revenue (“2012 Wages”)) based on the level of the Company’s achievement of total operating income (TOI) as a percentage of our net revenues for fiscal 2012 as follows:

If TOI is greater than or equal to:	and less than:	Bonus equal to the following percentage of the participant’s 2012 wages:
11.00%	11.50%	4%
11.50%	12.00%	6%
12.00%	12.50%	8%
12.50%	N/A	10%

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2012 Wages ) based on the percentage increase on a year over year basis in the Company’s operating income before interest and taxes (“OIBIT”) from fiscal 2011 to fiscal 2012, determined by subtracting the Company’s fiscal 2011 OIBIT from the Company’s fiscal 2012 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2011  to determine the percentage of change (“2012 PC”), as follows:

If 2012 PC is greater than:	and less than:	Bonus equal to the following percentage of the participant’s 2012 Wages:
25.00%	30.00%	6%
30.00%	35.00%	9%
35.00%	40.00%	12%
40.00%	N/A	15%

Actual results under the 2012 Bonus Plan were as follows:

		Bonus equal to the following percentage of the participant’s 2012 Wages:
TOI as a percentage of our net revenues for fiscal 2012	11.51%	6%
2010 PC	27.36%	6%
Total Bonus Percentage:	—	12%

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

See Item 11 — the “Summary Compensation Table”, column (g) “Non-Equity Incentive Plan Compensation” as to the bonuses paid under the Senior Management Incentive Compensation Plan with respect to fiscal 2012, 2011 and 2010.

Tax Compliance Policy

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation in excess of $1,000,000 paid for any fiscal year to a corporation’s chief executive officer and to the three other most highly compensated executive officers in office as of the end of the fiscal year, other than the chief financial officer.  The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met.  However, shareholder interests may at times be best served by not restricting the Compensation Committee’s discretion and flexibility in developing compensation programs, even though the programs may result in non-deductible compensation expenses.  Accordingly, the Compensation Committee may from time to time approve elements of compensation for certain officers that are not fully deductible.

Compensation Committee Interlocks and Insider Participation

During fiscal 2012, the members of the Company’s Compensation Committee were:

John Roglieri M.D. — Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2012 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2012 with the Company’s Management, and

Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2012.

COMPENSATION COMMITTEE

By:	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 4, 2013 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	2,752,800	10%
Howard Dubinett(3)	365,138	1%
Sam Singer(4)	41,132	**
Joseph Benincasa	0	0%
Harry Elias	0	0%
Gary Lederman(5)	30,400	**
John Roglieri(6)	5,000	**
Executive Officers and Directors as a group (seven persons) (2)(3)(4)(5)(6)	3,207,670	11%

Black Rock, Inc(7) 40 East 52nd Street New York, NY 10022	1,918,462	7%
Prudential Financial, Inc.(8) 751 Broad Street Newark, NJ 07102-3777	2,900,514	10%
Jennison Associates LLC(9) 466 Lexington Avenue New York, NY 10017	2,804,461	10%
Palisade Capital Management, L.L.C. (10) One Bridge Plaza, Suite 695 Fort Lee, NJ 07024	1,590,000	5.69%
Riverbridge Partners LLC(11) 801 Nicollet Mall, Suite 600 Minneapolis, MN 55402	1,927,486	6.89%

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

(2)                   Includes 2,308,466 shares owned directly. Also includes 147,934 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 200,000 shares held in trust for the benefit of Pam Grodman, and 96,400 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 444,334 shares.

(3)                   Includes 365,138 shares owned directly.

(4)                   Includes 26,132 shares owned directly, and 15,000 shares owned by children who share Mr. Singer’s household. Mr. Singer disclaims beneficial ownership of these 15,000 shares.

(5)                   Includes 30,400 shares owned directly.

(6)                   Includes 5,000 shares owned directly.

(7)                   Black Rock, Inc. (“Black Rock”) is the beneficial owner of these 1,918,462 shares.  In its Schedule 13G filing dated January 20, 2012 filed with the Securities and Exchange Commission, Black Rock stated that to the best of its knowledge, these 1,918,462 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(8)                   Prudential Financial, Inc. (“Prudential”) is the beneficial owner of these 2,900,514 shares.  In its Schedule 13G filing dated February 10, 2012 (as of December 31, 2011) filed with the Securities and Exchange Commission, Prudential stated that to the best of its knowledge, these 2,900,514 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.  Prudential is a parent holding company and the indirect parent of, among others, Jennison Associates LLC.

(9)                   Jennison Associates LLC (“Jennison”) is the beneficial owner of these 2,804,461 shares.  In its Schedule 13G filing dated February 10, 2012 (as of December 31, 2011) filed with the Securities and Exchange Commission, Jennison stated that to the best of its knowledge, these 2,804,461 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(10)            Palisade Capital Management, L.L.C. (“Palisade”) is the beneficial owner of these 1,590,000 shares.  In its Schedule 13G filing dated February 8, 2012 (as of December 31, 2011) filed with the Securities and Exchange Commission, Palisade stated that to the best of its knowledge, these 1,590,000 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(11)            Riverbridge Partners LLC (“Riverbridge”) is the beneficial owner of these 1,927,486 shares.  In its Schedule 13G filing dated February 6, 2012 (as of December 31, 2011) filed with the Securities and Exchange Commission, Riverbridge stated that to the best of its knowledge, these 1,927,486 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2012 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price per Share of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	311,000	(1)	$9.18	841,520	(2)

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 2000 and 2003 Employee Stock Option Plans.

(2) Reflects shares reserved for issuance upon the grant of ISOs which may be granted pursuant to the 2003 Employee Incentive Stock Option Plans.

Item 13. — Certain Relationships and Related Transactions

No material transactions occurred between the Company and related parties during fiscal 2012.  See item 11 herein and footnote 7 to the consolidated financial statements.

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

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2010 through 2012.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2012 and 2011. MSPC and its predecessor firm have been our auditors since 1988. The table set forth below lists the fees billed to the company by MSPC for audit services rendered in connection with the audits of our consolidated financial statements for the years ended October 31, 2012 and 2011, and fees billed for other services rendered by MSPC during these periods.

	2012	2011
	(in thousands) ($)
(1) Audit Fees	376	273
(2) Audit-Related Fees	40	43
(3) Tax Fees	15	15
(4) All Other Fees	0	0
Total	430	331

(1)                                 Audit Fees

MSPC billed us approximately $376,000 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2012 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $273,000 in billings for such services for the fiscal year ended October 31, 2011. In addition, MSPC billed us approximately $29,000 in fiscal 2012 for its audit of our 401(k) Plan for calendar year 2011 as compared to approximately $15,000 of such fees in fiscal 2011 with respect to calendar year 2010.

(2)           Audit-Related Fees

MSPC billed us approximately $40,000 during fiscal 2012 and approximately $43,000 during fiscal 2011 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)           Tax Fees

MSPC billed us approximately $15,000 for tax services for fiscal 2012 and approximately $15,000 for tax services for fiscal 2011.

(4)           All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2012 or fiscal 2011 other than for services described in Item 14 (1), (2) and (3) herein.

(5)                                 Pre-Approval Policies and Procedures

The engagement of MSPC to render the above audit and tax services was approved by our audit committee prior to the engagement.

PART IV

Item 15. — Exhibits and Financial Statement Schedules

(a)         1.     Financial Statements

The following financial statements of the Company are included in Part II, Item 8, “Financial Statements and Supplementary Data:”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2012 and 2011

Consolidated Statements of Operations for the Years ended October 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity for the Years ended October 31, 2012, 2011, and 2010

Consolidated Statements of Cash Flows for the Years ended October 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

2.     Financial Statements Schedule

The following is included in Item 8, “Financial Statements and Supplementary Data:”

Schedule II — Valuation and Qualifying Accounts for the Years ended October 31, 2012, 2011 and 2010

(b)           Exhibits

Exhibit No.	Item

3.1*

Amended and Restated Certificate of Incorporation dated November 15, 1989 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.1.1*

Amendment to Certificate of Incorporation dated August 23, 1993 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.1.2*

Amendment to Certificate of Incorporation dated August 23, 1993 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.1.3*

Amendment to Certificate of Incorporation dated March 27, 1998 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.1.4*

Amendment to Certificate of Incorporation dated March 31, 1998 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.1.5*

Amendment to Certificate of Incorporation dated September 26, 2003 (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

3.2.2*	By-laws, as amended. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

4.1*	Form of Common Stock Certificate, $.01 par value (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2004 (SEC File No. 0-15266)).

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

10.3.4*

Amendment No. 4 to Employment Agreement between the Company and Sam Singer dated March 4, 2008. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.3.5*

Amendment No. 5 to Employment Agreement between the Company and Sam Singer dated September 18, 2008. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.3.6*

Amendment No. 6 to Employment Agreement between the Company and Sam Singer dated October, 2009. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.3.7*

Amendment No. 7 to Employment Agreement between the Company and Sam Singer dated November 1, 2010. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

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

10.5.1*

The Company’s 2011 Senior Management Incentive Bonus Plan. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.5.2*

The Company’s 2012 Senior Management Incentive Bonus Plan. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.5.3	The Company’s 2013 Senior Management Incentive Bonus Plan.

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

10.6.4*

Seventh Amendment as of October 22, 2010 to Loan and Security Agreement between the Company and PNC Bank, National Association. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

10.6.5*

Eighth Amendment as of November 2, 2011 to Loan and Security Agreement as of October 31, 2010 between the Company and PNC Bank, National Association. (Incorporated by reference to exhibit filed with the Company’s annual report on form 10-K for the year ended October 31, 2011. (SEC File No. 0-15266).

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
Dated: January 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 11, 2013

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 11, 2013

/S/ Sam Singer
Sam Singer
Sr. Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 11, 2013

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 11, 2013

/S/ Harry Elias
Harry Elias
Director
January 11, 2013

/S/ Gary Lederman
Gary Lederman
Director
January 11, 2013

/S/ John Roglieri
John Roglieri
Director
January 11, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

Elmwood Park, New Jersey

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended October 31, 2012. We also have audited the Company’s internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the fiscal years in the three-year period ended October 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

Cranford, New Jersey

January 11, 2013

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2012	2011

CURRENT ASSETS:
Cash and Cash Equivalents	$25,143	$22,013
Accounts Receivable - Net	153,247	148,060
Inventory	14,902	9,691
Other Current Assets	5,373	4,457
Deferred Tax Assets	24,912	22,559
TOTAL CURRENT ASSETS	223,577	206,780

PROPERTY AND EQUIPMENT - AT COST	102,701	81,717
LESS: Accumulated Depreciation	(52,261)	(38,150)
PROPERTY AND EQUIPMENT - NET	50,440	43,567

OTHER ASSETS:
Investment in Unconsolidated Affiliate	4,977	—
Deposits	956	882
Goodwill - Net	23,408	23,408
Intangible Assets - Net	6,323	6,904
Other Assets	866	725
Deferred Tax Assets	2,278	993
TOTAL OTHER ASSETS	38,808	32,912

TOTAL ASSETS	$312,825	$283,259

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2012	2011

CURRENT LIABILITIES:
Accounts Payable	$41,288	$38,612
Accrued Salaries and Commissions Payable	16,490	11,770
Accrued Taxes and Expenses	9,753	8,853
Other Short Term Acquisition Payable	—	375
Revolving Note Payable - Bank	—	18,632
Current Maturities of Long-Term Debt	464	1,270
Capital Lease Obligations - Short-Term Portion	3,957	3,002
TOTAL CURRENT LIABILITIES	71,952	82,514

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	9,463	6,351
Long Term Debt - Net of Current Portion	4,163	4,627
TOTAL LONG-TERM LIABILITIES	13,626	10,978

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,707,382 and 27,949,900 at October 31, 2012 and at October 31, 2011, respectively	277	280

Additional Paid-In Capital	40,907	45,580

Retained Earnings	186,063	143,907

TOTAL SHAREHOLDERS’ EQUITY	227,247	189,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$312,825	$283,259

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

	Years Ended
	October 31,
	2012	2011	2010

NET REVENUES:	$661,661	$558,642	$458,024

COST OF SERVICES:
Depreciation and Amortization	13,101	11,036	8,653
Employee Related Expenses	146,292	126,354	104,519
Reagents and Lab Supplies	121,446	100,569	77,798
Other Cost of Services	56,805	49,894	41,282

TOTAL COST OF SERVICES	337,644	287,853	232,252

GROSS PROFIT ON REVENUES	324,017	270,789	225,772

General and Administrative Expenses:

Depreciation and Amortization	3,562	3,969	3,168
Other General and Administrative Expenses	154,928	131,967	111,983
Bad Debt Expense	89,396	75,079	62,243

TOTAL GENERAL AND ADMIN. EXPENSES	247,886	211,015	177,394

OPERATING INCOME	76,131	59,774	48,378

OTHER (INCOME) EXPENSES:

Interest Expense	1,455	1,747	1,566
Other (Income) Expense	323	(6,656)
Interest Income	(163)	(163)	(151)

TOTAL OTHER EXPENSES - NET	1,615	(5,072)	1,415

INCOME BEFORE INCOME TAXES	74,516	64,846	46,963

Provision for Income Taxes	32,360	28,487	20,582

NET INCOME	42,156	36,359	$26,381

NET INCOME PER SHARE - BASIC:	$1.52	$1.30	$0.95
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,742,257	27,971,100	27,786,083

NET INCOME PER SHARE - DILUTED:	$1.51	$1.29	$0.94
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,920,920	28,207,358	28,038,304

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A
	Senior Preferred Stock		Common Stock		Additional Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2009			27,694,876	$276	$43,080	$81,167	—	$124,523

Exercise of Options - Employees			117,800	2	795			797
Stock Based Compensation			11,432	—	290			290
Stock Issued for Acquisition			23,096	—	397			397
Common Stock Repurchased and Canceled			—		—			—
Net Income						26,381		26,381

Balance on October 31, 2010			27,847,204	$278	$44,562	$107,548	—	$152,388

Exercise of Options - Employees			79,600	1	497			498
Stock Based Compensation					40			40
Stock Issued for Acquisition			23,096	—	482			482
Net Income						36,359		36,359

Balance on October 31, 2011			27,949,900	$279	$45,581	$143,907	—	$189,767

Exercise of Options - Employees			31,500	1	226			227
Stock Based Compensation			11,432	—	290			290
Net Income						42,156		42,156
Common Stock Repurchased and Canceled			(285,450)	(3)	(5,190)			(5,193)

Balance on October 31, 2012			27,707,382	$277	$40,907	$186,063		$227,247

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net Income	$42,156	$36,359	$26,381
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	16,663	15,005	11,821
Deferred Income Taxes (Benefit)	(3,638)	(5,911)	(4,005)
Stock - Based Compensation Expense	290	40	290
Loss on Disposal of Property and Equipment	537	1,680	368
Undistributed Equity Method Loss	323	—	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(11,240)	(29,254)	(32,984)
Provision for Doubtful Accounts	6,053	10,316	8,857
Inventory	(5,211)	(3,498)	(2,045)
Other Current Assets	(916)	(1,637)	(941)
Other Assets	(141)	798	(150)
Deposits	(74)	507	(759)
Increase in:
Accounts Payable and Accrued Liabilities	8,296	6,541	6,572

NET CASH - OPERATING ACTIVITIES	53,098	30,946	13,405

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(5,675)	(1,425)	(1,917)
Acquisition of Equipment and Leasehold Improvements	(15,715)	(14,117)	(16,494)

NET CASH - INVESTING ACTIVITIES	(21,390)	(15,542)	(18,411)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(1,270)	(1,178)	(1,191)
Payments of Capital Lease Obligations	(3,710)	(2,968)	(2,778)
Increase (Decrease) in Revolving Line of Credit	(18,632)	(7,522)	8,962
Proceeds from Exercise of Options	227	498	797
Common Stock Repurchased	(5,193)

NET CASH - FINANCING ACTIVITIES	(28,578)	(11,170)	5,790

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,130	4,234	784

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$22,013	$17,779	$16,995

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$25,143	$22,013	$17,779

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,547	$1,754	$1,517
Income Taxes	$36,697	$32,773	$26,539

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share Data]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During fiscal 2012, 2011 and 2010, the Company wrote-off approximately $2,508, $5,944 and $6,352 of property which was fully depreciated.

During fiscal 2011, the Company disposed of certain equipment with an initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

During fiscal 2012, 2011, and 2010, the Company incurred capital lease obligations totaling approximately $7,777, $5,444, and $3,403 in connection with the acquisition of property and equipment.

During fiscal 2012, 2011 and 2010 the company recorded approximately $290, $40 and $290 of stock based compensation expense related to granting of stock options and Company’s stock to employees.

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

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2012.  All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its CareEvolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $24,665 and $22,013 in cash and cash equivalents at October 31, 2012 and 2011, respectively.

Inventory - Inventory is stated at the lower of cost [determined on a first-in, first-out basis] or market.  Inventory consists primarily of purchased laboratory supplies, which is used in our various testing laboratories.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets, which range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease, which is approximately five years.

The statements of operations reflect depreciation expense related to property and equipment of $16,082, $13,684 and $10,520 for the years ended October 31, 2012, 2011 and 2010, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2011, the Company adopted revised Financial Accounting Standards Board (“FASB”)  rules promulgated under Accounting Standards Update (“ASU”) No. 2011-08 issued on September 15, 2011, the, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under these simplified goodwill impairment testing rules the Company assessed qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test have occurred and determined that no such events had occurred.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.  No impairment loss was recognized in the years ended October 31, 2012, 2011 and 2010.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2012 and 2011, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $581, $1,322, and $1,301 for the years ended October 31, 2012, 2011 and 2010, respectively.  The balance sheet reflects accumulated amortization of $7,852, and $7,271 as of October 31, 2012, and 2011, respectively. During the 2012 and 2011 fiscal years, the Company did not write off any intangible assets.

Fair Value Measurements.

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

	10/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
		Level 1	Level 2	Level 3
Assets:
Cash surrender value of officers’ life insurance policies (a component of Other Assets)	$866	—	$866	—

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

	October, 31
	2012	2011	2010

Gross Revenues	$3,052,431	$2,482,349	$1,902,573

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	320,697	293,874	281,002
All Other Third Party and Direct Payors*	2,070,073	1,629,833	1,163,547
Total Contractual Adjustments and Discounts	2,390,770	1,923,707	1,444,549

Net Service Revenues	$661,661	$558,642	$458,024

Percent of Contractual Adjustments and Discounts To Gross Revenues	78.3%	77.5%	75.9%

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

	October 31
	2012	2011

Contractual Credits/Discounts	$267,921	$235,922
Doubtful Accounts	51,274	45,220

Total Allowance	$319,195	$281,142

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2010 through 2012, no material amounts for interest and penalties have been recorded.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted GAAP guidance with respect to uncertain tax positions when it became effective.  Under these rules the Company may recognize the tax benefit from an uncertain tax position only if it meets the more-likely-than-not criteria (over 50% likelihood) of being realized on an examination by taxing authorities.  For the years ended October 31, 2012 through October 31, 2010 the Company had no material uncertain tax positions to report.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35.  The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2012, 2011 and 2010.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $2,366, $2,026 and $2,065 for the years ended October 31, 2012, 2011 and 2010, respectively.

Reclassifications - Certain prior year amounts may have been reclassified to conform to the current year presentation.

Other Income — During the year the Company recorded a loss of $323 on its investment in IncellDx.  The loss represents the Company’s share of IncellDX undistributed net loss under the equity method of accounting.

Subsequent Events — The management considered subsequent events through the date the financial statements are issued as defined in FASB Codification 855-10-50.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2012	2011

Medical Equipment	$50,338	$38,479
Leasehold Improvements	19,768	14,388
Furniture, Fixtures and Office & Computer Equipment	16,503	13,586
Automobiles and Aircraft	16,092	15,264

Sub Totals	102,701	81,717
Less Accumulated Depreciation	52,261	38,150

Totals — Net of Accumulated Depreciation	$50,440	$43,567

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2011

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,328	$2,245
Covenants Not-to-Compete	5	4,305	4,237	68
Patents and Licenses	17	5,297	706	4,591

Totals		$14,175	$7,285	$6,904

October 31, 2012

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,537	$2,036
Covenants Not-to-Compete	5	4,305	4,257	48
Patents and Licenses	17	5,297	1,058	4,239

Totals		$14,175	$7,852	$6,323

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2012 is as follows:

October 31,
2013	$558
2014	551
2015	526
2016	509
2017	503
Thereafter	3,676

Total	$6,323

[5] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At October 31, 2012, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2012, the Company paid off the credit line.

[6] Long-Term Debt - Bank

Effective as of October 31, 2007, we executed a fifth amendment to the Loan Agreement formalizing the repayment terms of the $5 million term loan from PNC Bank used by our wholly-owned GeneDX (formerly, BRLI No. 2 Acquisition Corp.) subsidiary to fund the $5 million acquisition cash payment in connection with its purchase of the operating assets of GeneDx, Inc. The term loan is evidenced by a secured promissory note payable over a six year term in equal monthly principal payments of approximately $69, plus interest at an annual rate of 6.85%. The note was paid off on October 31, 2012.

In December 2010, The Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of October 31, 2012 is approximately $4,627.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2012 is as follows:

Year Ended
October 31,
2013	$464
2014	486
2015	518
2016	551
2017	585
Thereafter	2,023
Totals	$4,627

[7] Related Party Transactions [Not in Thousands]

There were no material related party transactions during fiscal 2012.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2012	2011	2010

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	8.87%	9.87%	9.77%
Permanent differences and Other	(0.44)%	(0.94)%	(0.94)%

Actual Rate	43.43%	43.93%	43.83%

The provision for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2012	2011	2010

Current:
Federal	$25,794	$24,573	$17,201
State & Local	10,203	9,825	7,069

Deferred:
Federal	(2,183)	(4,223)	(2,618)
State and Local	(1,454)	(1,688)	(1,070)

Total Provision for Income Taxes	$32,360	$28,487	$20,582

At October 31, 2012 and 2011, the Company had a net deferred tax asset of approximately $27,190 and $23,552, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation and amortization, bad debts and certain accrued expenses and deferred costs.  For fiscal years ended in 2012 and in 2011, the Company had no material net operating loss carry-forwards available to reduce current year taxable income.

	October 31,
	2012	2011

Deferred Tax Asset:
Bad Debt Allowance	$22,560	$19,897
Depreciation and amortization	1,963	1,723
Accrued Expenses	2,667	1,932

Deferred Tax Asset - Net	27,190	23,552

Current Deferred Tax Asset - Net	24,912	21,710
Long Term Deferred Tax Asset - Net	2,278	1,842

Deferred Tax Asset — Net	$27,190	$23,552

During fiscal year ended October 31, 2012 the Company recorded a net deferred tax benefit of $3,638.  This reflects a net benefit of approximately $2,664 in allowance for bad debts, a benefit of approximately $240 from depreciation and amortization timing differences, and a benefit of approximately $734  in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2012, fiscal 2009 through 2012 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of all of these examinations has not been determined.

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2012 and October 31, 2011.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On July 14, 2008, the Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company’s common stock over the period ending October 31, 2010.  As of October 31, 2010 the Company repurchased 39,400 shares at a cost of $452.  The shares were canceled upon repurchase.

On November 11, 2011, the Company announced that its board of directors has approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices over the period ending October 31, 2012.  As of October 31, 2012 the Company repurchased 274,018 shares at a cost of $5,193.  On December 6, 2012, the Company announced that its board of directors has approved a new Stock Repurchase Program authorizing the buyback of up to 714,550 shares of its Common Stock in the over-the-counter market at prevailing market prices through October 31, 2013.

[B] Equity Transactions for Services — For the fiscal years ended in 2012, 2011 and 2010, the Company issued 11,432, 11,432 and 16,432 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2012	2011	2010

Income Available to Common Stockholders	$42,156	$36,359	$26,381
Weighted Average Common Shares Outstanding	27,742	27,971	27,786

Effect of Dilutive Securities:
Warrants/Options	179	236	252

Weighted Average Diluted Common Shares Outstanding	27,921	28,207	28,038

Net Income Per Share - Basic	$1.52	$1.30	$0.95
Net Income Per Share - Diluted	$1.51	$1.29	$0.94

[11] Stock Options and Warrants

Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of stock options, which may be designated as incentive stock options, to purchase up to a maximum aggregate 1,600,000 shares of Company common stock.  The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2012, 2011 and 2010, -0-, -0- and -0- options were granted under the Plan, respectively. A total of 23,500, 40,000 and 59,000 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2012, 2011 and 2010, respectively.  A total of 13,000, -0- and 12,000 options were cancelled in fiscal years ended October 31, 2012, 2011 and 2010.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provided for the granting of stock options, which may have been designated as incentive stock options, to purchase an aggregate of 1,600,000 shares of the Company’s common stock (after giving effect to our 2-1 stock split) at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option was granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must have been at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, were eligible for the 2000 Plan.  The term of the options could not exceed ten years from the date of grant.  In fiscal years ended October 31, 2012, 2011 and 2010, no options were granted under the Plan. A total of 8,000, 39,600 and 58,800 incentive stock options issued under the 2000 Plan were exercised in fiscal years ended in October 31, 2012, 2011 and 2010, respectively. A total of -0-, -0-, and -0- options were cancelled in fiscal years ended October 31, 2012, 2011 and 2010, respectively.  Options issued under the 2000 Plan must have been granted before the August 2010 termination date.

The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding at October 31, 2009*	406	$9.52
Granted	—	—
Expired	(12)	8.62
Exercised	(59)	8.88
Outstanding at October 31, 2010*	335	9.66
Granted	—	—
Expired	—	—
Exercised	(40)	8.67
Outstanding at October 31, 2011*	295	9.80

Granted	—	—
Expired	(13)	9.13
Exercised	(23)	8.52
Outstanding at October 31, 2012*	259	$9.95

*Eligible for exercise at October 31, 2009 were 376 at a weighted average exercise price per share of $7.80

*Eligible for exercise at October 31, 2010 were 310 at a weighted average exercise price per share of $9.66

*Eligible for exercise at October 31, 2011 were 275 at a weighted average exercise price per share of $9.80

*Eligible for exercise at October 31, 2012 were 244 at a weighted average exercise price per share of $9.95

	2000 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share

Outstanding and Eligible for Exercise at October 31, 2009	158	$4.64
Granted	—	—
Expired	—	—
Exercised	(58)	4.63
Outstanding and Eligible for Exercise at October 31, 2010	100	4.64
Granted	—	—
Expired	—	—
Exercised	(40)	3.82
Outstanding and Eligible for Exercise at October 31, 2011	60	5.19

Granted	—	—
Expired	—	—
Exercised	(8)	3.39
Outstanding and Eligible for Exercise at October 31, 2012	52	$5.47

				Weighted Average			Exercisable
Exercise Price Range				Shares Outstanding	Remaining Life	Exercise Price	Shares Outstanding	Exercise Price
$2.76	to	$2.76	Per Share	20	0.17	$2.76	20	2.76
$3.60	to	$3.60	Per Share	4	0.17	$3.60	4	3.60
$6.57	to	$6.57	Per Share	6	2.69	$6.57	6	6.57
$7.25	to	$7.25	Per Share	4	2.58	$7.25	4	7.25
$7.41	to	$7.67	Per Share	86	2.70	$7.53	86	7.53
$9.12	to	$9.13	Per Share	151	2.00	$9.13	151	9.13
$17.50	to	$17.50	Per Share	40	5.08	$17.50	25	17.50
				311			296

Compensation cost recognized for the years ended October 31, 2012, October 31, 2011 and October 31, 2010 was $40 for each one of the years, with a related tax benefit of $-0- with respect to these options.

[12] Employment Contracts and Consulting Agreements

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2015 through October 31, 2017. At October 31, 2012, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants
2013	$4,982
2014	4,302
2015	3,654
2016	2,780
2017	1,243
Thereafter	—

Total	$16,961

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, the Company has entered into forty nine at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $27,497 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2017 as follows:

	October 31
	2012	2011
Medical Equipment	$12,078	$7,732
Furniture, Fixtures and Office Equipment	—	—
Automobiles	8,711	9,512

Totals	20,789	17,244
Less: Accumulated Depreciation	6,776	4,950

Net	$14,013	$12,294

Depreciation expense on assets under capital leases was approximately $3,792, $1,418, and $2,364 for the years ended October 31, 2012, 2011 and 2010, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,
2013	$1,200
2014	1,199
2015	1,199
2016	1,199
2017	598
Thereafter	—

Total	5,395

Less Interest:	440

Present Value of Minimum Lease Payments	$4,955

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2013 to 2019.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2012, 2011 and 2010 was $8,787, $8,010 and $7,285, respectively.  There were no contingent rental amounts due through October 31, 2012.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property	Equipment

2013	$6,809	$318
2014	3,493	187
2015	1,535	73
2016	1,049
2017	429
Thereafter	1,357

Totals	$14,672	$578

The Company has entered into several purchase agreements for reagent supplies through October, 2017.  Minimum purchase commitments as of October 31, 2012 are as follows:

October 31,

2013	$23,758
2014	22,365
2015	19,943
2016	17,441
2017	7,566
Thereafter	—

Totals	$91,073

Reagent supplies expensed under purchase agreements amount to $13,338 $8,379, and $7,290 for the years ended October 31, 2012, 2011 and 2010, respectively.

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

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2012 and 2011, the Company had approximately $23,260 and $21,000 , respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

The investment in IncellDx is being recorded under the equity method of accounting.  As of October 31, 2012 the Company invested a total $5,300 and recorded a loss on the Company’s share of undistributed loss of IncellDX of $323.  The Company also has $700 allocated for an additional investment in IncellDx.  These funds have not been used as of October 31, 2012.

On December 21, 2012, a date subsequent to our yearend, the Company entered into an agreement pursuant to which the Company agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“Meridian”), a Florida corporation.  Information about Meridian and the agreement may be found in the Form 8-K the Company filed on December 27, 2012.

On December 31, 2012, a date subsequent to our year end, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  Information about FCL and the agreement may be found in the Form 8-K we filed on January 4, 2013.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $20,504 in the aggregate.  Health insurance premium expense for the years ended October 31, 2012, 2011 and 2010 amounted to approximately $5,792, $4,426 and $4,324, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $25,994, $19,408 and $14,347 for the years ended October 31, 2012, 2011 and 2010, respectively.  During fiscal years ended October 31, 2012, 2011 and 2010, employee contributions of $4,124, $3,593 and $2,720 offset the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $1,106 for 2012, $993 for 2011, and $801 for 2010.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

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

In particular, the two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. The entity must proceed to conducting a quantitative analysis, according to which the entity would record an impairment charge for the amount of the asset’s fair value exceeding the carrying amount, if (1) the entity determines that such impairment is more likely than not to exist, or (2) the entity foregoes the qualitative assessment entirely.  The company adopted this update with no impact on its consolidated financial statements.

[23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Audited Fiscal Year
	1/31/12	4/30/12	7/31/12	10/31/12	2012

Net Revenues	$149,919	$163,388	$172,302	$176,052	$661,661
Gross Profit	$71,243	$79,479	$86,049	$87,246	$324,017
Net Income	$7,365	$9,306	$12,596	$12,889	$42,156
Net Income Per Common Share:

Basic	$0.26	$0.34	$0.45	$0.47	$1.52
Diluted	$0.26	$0.33	$0.45	$0.46	$1.51

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,888	27,685	27,695	27,705	27,742

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,041	27,878	27,888	27,906	27,921

	Three Month Ended				Audited Fiscal Year
	1/31/11	4/30/11	7/31/11	10/31/11	2011

Net Revenues	$121,658	$137,658	$148,029	$151,297	$558,642
Gross Profit	$56,804	$65,639	$73,432	$74,914	$270,789
Net Income	$7,985	$7,817	$10,081	$10,476	$36,359
Net Income Per Common Share:

Basic	$0.29	$0.28	$0.36	$0.37	$1.30
Diluted	$0.28	$0.28	$0.36	$0.37	$1.29

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,884	27,920	27,941	27,949	27,971

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,122	28,142	28,147	28,138	28,207

	Three Month Ended				Audited Fiscal Year
	1/31/10	4/30/10	7/31/10	10/31/10	2010

Net Revenues	$99,262	$110,447	$121,719	$126,596	$458,024
Gross Profit	$47,508	$53,668	$61,630	$62,966	$225,772
Net Income	$4,005	$5,787	$8,013	$8,577	$26,381
Net Income Per Common Share:

Basic	$0.14	$0.21	$0.29	$0.31	$0.95
Diluted	$0.14	$0.21	$0.29	$0.31	$0.94

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,723	27,772	27,815	27,835	27,786

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,022	28,077	28,098	28,087	28,038

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

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 11, 2013

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2012, 2011 AND 2010

[In Thousands]

	(b) ($)		(d) ($)
(a) Description	Balance at the Beginning of a Period	(c) ($) Charged to Cost and Expenses	Deductions Charged to Valuation Allowance Accounts	(e) ($) Balance at the End of a Period
Year Ended October 31, 2012
Allowance for Doubtful Accounts	45,220	89,396	(83,342)	51,274
Contractual Credits/Discounts	235,922	2,390,770	(2,358,771)	267,921

Total Allowance	281,142	2,480,166	(2,442,113)	319,195

Year Ended October 31, 2011
Allowance for Doubtful Accounts	34,904	75,079	(64,763)	45,220
Contractual Credits/Discounts	186,372	1,926,164	(1,876,614)	235,922

Total Allowance	221,276	2,001,243	(1,941,377)	281,142

Year Ended October 31, 2010
Allowance for Doubtful Accounts	26,047	62,243	(53,386)	34,904
Contractual Credits/Discounts	130,974	1,444,549	(1,389,151)	186,372

Total Allowance	157,021	1,506,792	(1,442,537)	221,276

.   .   .   .   .   .   .   .   .   .