Form 10-Q
period 2013-01-31
BIO REFERENCE LABORATORIES INC
filed 2013-03-11
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2013

Or

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number  000-15266

BIO-REFERENCE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

NEW JERSEY	22-2405059
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

481 Edward H. Ross Drive, Elmwood Park, NJ	07407
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,724,813 shares of Common Stock ($.01 par value) at March 7, 2013.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2013

PART I – FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	January 31,	October 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$26,316	$25,143
Accounts Receivable - Net	161,289	153,247
Inventory	16,131	14,902
Other Current Assets	4,928	5,373
Deferred Tax Assets	24,385	24,912
TOTAL CURRENT ASSETS	233,049	223,577

PROPERTY AND EQUIPMENT - AT COST	106,240	102,701
LESS: Accumulated Depreciation	(54,671)	(52,261)
PROPERTY AND EQUIPMENT - NET	51,569	50,440

OTHER ASSETS:
Investment in Unconsolidated Affiliate	5,307	4,977
Deposits	987	956
Goodwill - Net	30,702	23,408
Intangible Assets - Net	6,783	6,323
Other Assets	915	866
Deferred Tax Assets	2,583	2,278
TOTAL OTHER ASSETS	47,277	38,808

TOTAL ASSETS	$331,895	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2013	2012
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$42,656	$41,288
Accrued Salaries and Commissions Payable	15,525	16,490
Accrued Taxes and Expenses	12,070	9,753
Revolving Note Payable - Bank	6,684	—
Current Maturities of Long-Term Debt	469	464
Capital Lease Obligations - Short-Term Portion	4,021	3,957
TOTAL CURRENT LIABILITIES	81,425	71,952

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	8,927	9,463
Long Term Debt - Net of Current Portion	4,083	4,163
Long Term Acquisition Payable	1,250	—
TOTAL LONG-TERM LIABILITIES	14,260	13,626

SHAREHOLDERS’ EQUITY:
Preferred Stock, Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock, None Issued	—	—
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,720,813 and 27,707,382 at January 31, 2013 and at October 31, 2012, respectively	277	277

Additional Paid-In Capital	41,205	40,907
Retained Earnings	194,728	186,063
TOTAL SHAREHOLDERS’ EQUITY	236,210	227,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$331,895	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2013	2012

NET REVENUES:	$161,256	$138,793

COST OF SERVICES:
Depreciation	3,538	3,009
Employee Related Expenses	40,059	34,440
Reagents and Lab Supplies	31,703	27,779
Other Cost of Services	15,034	13,448
TOTAL COST OF SERVICES	90,334	78,676

GROSS PROFIT ON REVENUES	70,922	60,117

General and Administrative Expenses:

Depreciation and Amortization	909	843
Other General and Administrative Expenses	41,641	36,844
Bad Debt Expense	12,613	9,148

TOTAL GENERAL AND ADMIN. EXPENSES	55,163	46,835

OPERATING INCOME	15,759	13,282

OTHER (INCOME) EXPENSES:

Interest Expense	300	358
Interest Income	(34)	(42)
Other Income	120	0
TOTAL OTHER (INCOME) EXPENSES - NET	386	316

INCOME BEFORE INCOME TAXES	15,373	12,966

Provision for Income Taxes	6,708	5,601

NET INCOME	$8,665	$7,365

NET INCOME PER SHARE - BASIC:	$0.31	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	27,716,336	27,887,717

NET INCOME PER SHARE - DILUTED:	$0.31	$0.26

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,912,327	28,041,022

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$8,665	$7,365
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	4,447	3,852
Deferred Income Taxes Expense (Benefit)	222	(942)
Stock Based Compensation	290	40
Loss (Gain) on Disposal of Fixed Assets	56	241
Undistributed Equity Method (Income) Loss	120	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(6,669)	(967)
Provision for Doubtful Accounts	(1,373)	1,366
Inventory	(1,229)	(1,036)
Other Current Assets	445	(122)
Other Assets	(49)	(50)
Deposits	(31)	(29)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	2,720	1,175

NET CASH - OPERATING ACTIVITIES	7,614	10,893

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(4,821)	(7,562)
Business Acquisitions Related Costs	(7,139)	—

NET CASH - INVESTING ACTIVITIES	(11,960)	(7,562)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(75)	(315)
Payments of Capital Lease Obligations	(1,098)	(814)
Increase (Decrease) in Revolving Line of Credit	6,684	1,069
Common Stock Repurchase	—	(2,881)
Proceeds from Exercise of Options	8	—

NET CASH - FINANCING ACTIVITIES	5,519	(2,941)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,173	390

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	25,143	22,013

CASH AND CASH EQUIVALENTS AT END OF PERIODS	26,316	22,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$255	$414
Income Taxes	$2,874	$3,758

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

During the three-month periods ended January 31, 2013 and January 31, 2012, the Company entered into capital leases totaling $626 and $314, respectively.

During the three-month periods ended January 31, 2013 and January 31, 2012, the Company wrote-off approximately $1,953 and $871 of property and equipment that were mostly fully depreciated.

During the three-month period ended January 31, 2013 the Company recorded $1,250 in contingent liability on the purchase of the two Florida laboratories in December of 2012.  See Note 10 for additional information on the purchase.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2012 audited consolidated financial statements of Bio-Reference Laboratories, Inc. contained in its Annual Report on Form 10-K for the year ended October 31, 2012.

The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2012 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K. Significant accounting policies followed by the Company are set forth in Note 2 to the Company’s 2012 Annual Report on Form 10-K.

[2] Fair Value Measurements.

As of January 31, 2013, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such events have occurred.

[3] Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company adopted Accounting Standard Update (“ASU”) No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities commencing with the current fiscal year, the first year such standard is required for the Company, We believe this update will have no material impact on the Company’s financial statements.

Although this update does not have a material impact on the Company’s financial statements as a whole — it requires that we adjust our presentation of our statement of operations along with prior periods presented in this report to maintain comparability.   As the result of this change in presentation, our “Net Revenues”, “Gross Profit on Revenues and our “General and Administrative Expenses” would change while our “Operating Income”, “Net Income” and “Earnings per Share” will remain the same.  The presentation is adjusted for a portion of our “Bad Debt Expense” that is now reported in our Net Revenues as required under ASU No. 2011-7.

[4] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests.  Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations.

	($)
	Three Months Ended January 31
	[Unaudited]
	2013	2012
Gross Service Revenues	798,709	683,816
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,827	74,741
All Other Third Party Payors*	543,285	459,156
Total Contractual Adjustments and Discounts	625,112	533,897
Service Revenues Net of Contractual Adjustments and Discounts	173,597	149,919
Patient Service Revenue Provision for Bad Debts**	12,341	11,126
Net Revenues	161,256	138,793

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

** Represents the amount of Bad Debt Expense that is now required to be presented as a deduction from patient service revenue (net of contractual allowances and discounts) pursuant to ASU No. 2011-7.

When new business is received by BRLI, service revenues net of contractual adjustments and discounts are calculated by reducing gross service revenues by the estimated contractual allowance. The Patient Service Revenue Provision for Bad Debts represents the amount of bad debt expense expected to occur on patient service revenue based upon our experience.  The remaining bad debt expense is presented as part of operating expenses.  The bad debt expense presented as part of operating expense represents the bad debt expense related to receivables from service revenues determined after taking into account our ability to collect on such revenue.

BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt may have been adjusted over the same periods of time to maintain an accurate balance between net revenues and actual revenues. Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial. A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

[5] It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.   BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	[Unaudited]
	31-Jan-13	31-Oct-12
Contractual Credits/Discounts	298,206	267,921
Doubtful Accounts	49,901	51,274
Total Allowance	348,107	319,195

[6] The following disclosures present certain information on the Company’s intangible assets as of January 31, 2013 (Unaudited) and October 31, 2012. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2013

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	5,173	2,584	2,589
Covenants Not-to-Compete	5	4,305	4,262	43
Patents and Licenses	17	5,297	1,146	4,151

Totals		14,775	7,992	6,783

October 31, 2012

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,537	2,036
Covenants Not-to-Compete	5	4,305	4,257	48
Patents and Licenses	17	5,297	1,058	4,239

Totals		14,175	7,852	6,323

The aggregate intangible amortization expense for the three months ended January 31, 2013 and 2012 was $140 and $156, respectively.  The estimated intangible asset amortization expense for the remainder of the fiscal year ending October 31, 2013 and for the four subsequent years is as follows:

October 31,	($)
2013	418
2014	551
2015	526
2016	509
2017	504
Thereafter	3,675

Total	6,183

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At January 31, 2013, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of January 31, 2013, the Company utilized $6,684 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of January 31, 2013 is approximately $4,552.

[9] The provision for income taxes for the three months ended January 31, 2013 consists of a current tax provision of $6,486 and a deferred tax provision of $222. At January 31, 2013, the Company had a current deferred tax asset of $24,385 included in other current assets and a long-term deferred tax asset of $2,583 included in other assets.  The provision for income taxes for the three months ended January 31, 2012 consists of a current tax provision of $6,542 and a deferred tax benefit of $942. At January 31, 2012, the Company had a current deferred tax asset of $24,285 included in other current assets and a long-term deferred tax asset of $209 included in other assets.

[10] On December 21, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“Meridian”), a Florida corporation.  More information about Meridian and the agreement may be found in the Form 8-K the Company filed on December 27, 2012.

On December 31, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  More information about FCL and the agreement may be found in the Form 8-K we filed on January 4, 2013.

The initial accounting for these two acquisitions is incomplete at the time these financial statements are issued as Management is awaiting the appraisal to be finalized.  Accordingly Management provisionally determined the amounts of assets, liabilities and equity interests to be allocated for these two subsidiaries pursuant to FASB codification 805-10-25-13.  The following table sets these provisional allocations.

	($)
	FCL	MCL	Totals:
Accounts Receivable	1,095	18	1,113
Customer List	500	100	600
Vehicles	20		20
Leasehold Improvements	10		10
Medical Equipment	15		15
Goodwill	5,758	1,536	7,294
Accounts Payable	(200)	(2)	(202)

Grand Total	7,198	1,652	8,850

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

Several factors could cause actual results to differ materially from those currently anticipated due to a number of factors in addition to those discussed under “Risk Factors” in our October 31, 2012 Form 10-K including:

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

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Patient Data Or Unless Otherwise Noted]

OVERVIEW

Overview

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us for processing along with specialized testing in order to simplify their diagnostic ordering and review procedures and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.  In October 2012, we launched Laboratorio Buena Salud, the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States on a Spanish language first basis.  All interactions with patients and physician offices will be handled in Spanish unless otherwise requested by the patient or office without the need of choosing Spanish or English

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories.  There are currently two national mega-laboratories and Bio-Reference Laboratories, together with some specialty laboratories and a few small laboratories in the US public markets.  There is one other Australian-based laboratory with significant presence in the US markets.  In addition to these publicly-traded commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country.  These clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

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

The Company believes that it has an outstanding sales and marketing team and has implemented an acquisition strategy based on seeking out opportunities to acquire new technologies, new techniques, new opportunities that will enhance its existing business rather than seeking to acquire laboratories for their underlying business.  Over the recent past we have made some strategic acquisitions based on this approach.

During the current quarter we acquired two small laboratories in Florida.  Our philosophy regarding acquisitions is: we buy laboratories we consider to be synergistic. As we have explained in the past, we offer one stop shopping to physicians as a specialty lab. When we buy laboratories in other geographic areas that do not bring in specific technical expertise, we do so to better service our clients and to add growth in the area.  We already have an extensive presence in Florida.  The smaller acquisition will be our Florida presence for Laboratorio Buena Salud, our new Spanish-first presence, and the second acquisition provides us with a strong local capacity that we can use to continue our growth in the Southeast of the country.

On April 27, 2012, we entered into an agreement pursuant to which we purchased preferred shares of IncellDx, Inc. (“IncellDx”), a Delaware corporation.  Information about IncellDx and the agreement may be found in the Current Report on Form 8-K we filed on May 1, 2012.  InCellDx developed a valuable test for more positively identifying the likelihood that a woman may have cervical cancer than HPV testing alone.  The Company has since introduced GenCerv based on the technology developed at InCellDx.

On December 21, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“Meridian”), a Florida corporation.  Information about Meridian and the agreement may be found in the Form 8-K we filed with the Securities and Exchange Commission on December 21, 2012.  Meridian is a small laboratory located in the heart of the South Florida Hispanic community and will serve as a base of operations for our Florida LBS program.

On December 31, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  Information about FCL and the agreement may be found in the Form 8-K we filed with the Securities and Exchange Commission on January 4, 2013.  FCL had excess capacity and a strong presence in an underserved area of testing in Florida; its facilities provide the Company with better capability in Florida while expanding our service into an underserved area for testing.

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

Recent Events:

We adopted the Accounting Standard Update (“ASU”) No. 2011-07: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities commencing with the current fiscal year, the first year such standard is required for the Company, We believe this update will have no material impact on the Company’s financial statements.

Although this update does not have a material impact on the Company’s financial statements as a whole — this update requires that we adjust our presentation of our statement of operations along with prior periods presented in this report to maintain comparability.   As the result of this change in presentation, our “Net Revenues”, “Gross Profit on Revenues and our “General and Administrative Expenses” would change while our “Operating Income”, “Net Income” and “Earnings per Share” will remain the same.  The presentation is adjusted for a portion of our “Bad Debt Expense” that is now reported in our Net Revenues as required under ASU No. 2011-7.

Note [4] to our financial statements includes a table that shows the amount of Bad Debt expense relating to patient service revenue that was moved from the Selling and Administrative expense section of our statement of operations to the Net Revenue section.

On February 27, 2013 we announced that we will be offering NonInvasive PreNatal Testing through the Natera Panorama program.  This too will provide growth opportunities.

First Quarter Fiscal 2013 Compared to First Quarter Fiscal 2012

The numbers in this comparison are affected by the change in presentation on our statement of operations as the result of the Company adopting ASU 2011-7 on November 1, 2012.  See discussion of ASU 2011-7 in the notes to our consolidated financial statements for more information.

NET REVENUES:

Net revenues for the three-month period ended January 31, 2013 were $161,256 as compared to $138,793 for the three-month period ended January 31, 2012; this represents a 16% increase in net revenues. This increase is due to a 9% increase in patient counts and an increase in revenue per patient of 7% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient. The number of patients serviced during the three-month period ended January 31, 2013 was 1,973 which was 9% greater when compared to the prior fiscal year’s three-month period.  Net revenue per patient for the three-month period ended January 31, 2013 was $81.83 compared to net revenue per patient of $75.87 for the three-month period ended January 31, 2012, an increase of $5.26 or 7%.

Our revenues and patient counts could be adversely affected by a number of factors including, but not limited, to an extended downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 19 years of sustained growth.

COST OF SERVICES:

Cost of services increased from $78,676 for the three-month period ended January 31, 2012 to $90,334 for the three-month period ended January 31, 2013, an increase of $11,658 or 15%. This increase in Cost of Services is basically in line with the increase in net revenues.

GROSS PROFITS:

Gross profits increased from $60,117 for the three-month period ended January 31, 2012 to $70,922 for the three-month period ended January 31, 2013, an increase of $10,805 or 18%. Gross profit margin increased to 44% from 43%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending January 31, 2012 were $46,835 as compared to $55,163 for the quarter ended January 31, 2013, an increase of $8,328 or 18%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense decreased to $300 during the three-month period ending January 31, 2013 from $358 during the three-month period ended January 31, 2012. This decrease is due to a decrease in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $8,665 for the three-month period ended January 31, 2013, as compared to $7,365 for the three-month period ended January 31, 2012, an increase of $1,300 or 18%. Pre-tax income for the period ended January 31, 2013 was $15,373, compared to $12,966 for the three-month period ended January 31, 2012, an increase of $2,407 or 19%. The provision for income taxes increased to $6,708 for the three-month period ended January 31, 2013 from $5,601 for the period ended January 31, 2012.

Our operating results for the first quarter of fiscal 2013 were affected by Hurricane Sandy.  Based on actual revenues and expenses from the period immediately preceding the storm as well as the analysis of the period following the storm, Management has calculated the damage from the storm resulted in a loss of earnings of approximately $0.03 per share for the first quarter of fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2013 was $151,624 as compared to $151,625 at October 31, 2012, virtually unchanged.  Our cash position increased by approximately $1,173 during the current period.  We increased our short term debt by $6,689 and repaid $80 in existing debt. We had current liabilities of $81,425 at January 31, 2013. We generated $7,614 in cash from operations, compared to $10,893 for the quarter ended January 31, 2012, a decrease of $3,279 in cash generated from operations year over year.  The decrease is attributable to a slower collection rate in relation to sales growth rate, partly as the result of the effect of Hurricane Sandy.

Accounts receivable, net of allowance for doubtful accounts, totaled $161,289 at January 31, 2013, an increase of $8,042 or 5% from October 31, 2012. Cash collected during the three-month period ended January 31, 2013 increased 9% over the comparable prior year three-month period.  During the first quarter of fiscal 2013 the Company wrote off approximately $1,300 of older accounts receivable outstanding from its professional billed clients.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the accounts receivable allowance for doubtful accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2013 was 92 days, a decrease of 6 days, or 6%, from the 98 days that we reported for the period ended January 31, 2012, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts. However, when you compare our collections to our net collectible revenues as reported on our financial statements for the comparable periods in question, it varies between 98% to 102% depending on the period.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2013 ($)
Long-Term Debt	4,627	458
Capital Leases	5,395	1,200
Operating Leases	15,250	7,127
Purchase Obligations	91,073	23,758
Long-Term Liabilities under Employment and Consultant Contracts	16,961	4,982

Our cash balance at January 31, 2013 totaled $26,316 as compared to $25,143 at October 31, 2012, an increase of $1,173.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2013.

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

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests.  Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The chart below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations.

	($)
	Three Months Ended January 31
	[Unaudited]
	2013	2012
Gross Service Revenues	798,709	683,816
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	81,827	74,741
All Other Third Party Payors*	543,285	459,156
Total Contractual Adjustments and Discounts	625,112	533,897
Service Revenues Net of Contractual Adjustments and Discounts	173,597	149,919
Patient Service Revenue Provision for Bad Debts**	12,341	11,126
Net Revenues	161,256	138,793

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

** Represents the amount of Bad Debt Expense that is now required to be presented as a deduction from patient service revenue (net of contractual allowances and discounts) pursuant to ASU No. 2011-7.

When new business is received by BRLI, service revenues net of contractual adjustments and discounts are calculated by reducing gross service revenues by the estimated contractual allowance. The Patient Service Revenue Provision for Bad Debts represents the amount of bad debt expense expected to occur on patient service revenue based upon our experience.  The remaining bad debt expense is presented as part of operating expenses.  The bad debt expense presented as part of operating expense represents the bad debt expense related to receivables from service revenues determined after taking into account our ability to collect on such revenue.

BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt may have been adjusted over the same periods of time to maintain an accurate balance between net revenues and actual revenues. Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial. A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries. Depending upon the nature of regulatory action, if any, which is taken and the content of legislation, if any, which is adopted, the Company could experience a significant decrease in revenues from Medicare and Medicaid, which could have a material adverse effect on the Company. The Company is unable to predict, however, the extent to which such actions will be taken.

Accounting for Contractual Credits and Doubtful Accounts

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided to BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.   BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	[Unaudited]
	31-Jan-13	31-Oct-12
Contractual Credits/Discounts	298,206	267,921
Doubtful Accounts	49,901	51,274
Total Allowance	348,107	319,195

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At January 31, 2013, advances of approximately $6,684,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at January 31, 2013 was approximately $100,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $6,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 6 — EXHIBITS

Exhibit No.	Description
10.1	Stock Purchase Agreement, dated December 21, 2012, by and between Bio-Refernce Laboratories, Inc. and Meridian Clinical Laboratory Corporation (1)
10.2	Stock Purchase Ageement, dated December 31, 2012, by and among Florida Clinical Laboratory, Inc., Craig K. Deligdish, M.D., Gregg Andrew Sargent and the Company (2)
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer
101	Interactive Data File

(1)         Incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K (an “8-K”), dated December 21, 2012, and filed with the Securities and Exchange Commission (the “SEC”) on December 27, 2012.

(2)         Incorporated by reference to Exhibit 1.1 of the Company’s 8-K, dated December 31, 2012, and filed with the SEC on January 4, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 8, 2013