Form 10-Q
period 2013-04-30
BIO REFERENCE LABORATORIES INC
filed 2013-06-07
CIK 792641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2013

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

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,663,213 shares of Common Stock ($.01 par value) at June 3, 2013.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2013

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	April 30,	October 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$25,538	$25,143
Accounts Receivable - Net	176,438	153,247
Inventory	14,468	14,902
Other Current Assets	5,223	5,373
Deferred Tax Assets	27,446	24,912
TOTAL CURRENT ASSETS	249,113	223,577

PROPERTY AND EQUIPMENT - AT COST	113,861	102,701
LESS: Accumulated Depreciation	(58,727)	(52,261)
PROPERTY AND EQUIPMENT - NET	55,134	50,440

OTHER ASSETS:
Investments in Unconsolidated Affiliate	5,352	4,977
Deposits	1,001	956
Goodwill - Net	25,986	23,408
Intangible Assets - Net	10,912	6,323
Other Assets	1,115	866
Deferred Tax Asset	2,780	2,278

TOTAL OTHER ASSETS	47,146	38,808

TOTAL ASSETS	$351,393	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$46,746	$41,288
Accrued Salaries and Commissions Payable	15,933	16,490
Accrued Taxes and Expenses	13,770	9,753
Other Short Term Acquisition Payable	1,296	0
Revolving Note Payable - Bank	9,377	0
Current Maturities of Long-Term Debt	479	464
Capital Lease Obligations - Short-Term Portion	4,424	3,957
TOTAL CURRENT LIABILITIES	92,025	71,952

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	9,849	9,463
Long - Term Debt — Net of Current Portion	3,920	4,163
TOTAL LONG-TERM LIABILITIES	13,769	13,626

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,651,813 and 27,707,382 at April 30, 2013 and at October 31, 2012, respectively	277	277

Additional Paid-In Capital	39,256	40,907
Retained Earnings	206,066	186,063

TOTAL SHAREHOLDERS’ EQUITY	245,599	227,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,393	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2013	2012	2013	2012

NET REVENUES:	$176,452	$151,443	$337,709	$290,236

COST OF SERVICES:
Depreciation and Amortization	3,777	3,265	7,316	6,274
Employee Related Expenses	41,824	36,811	81,883	71,250
Reagents and Laboratory Supplies	33,767	29,546	65,477	57,325
Other Cost of Services	16,408	14,287	31,435	27,735
TOTAL COST OF SERVICES	95,776	83,909	186,111	162,584

GROSS PROFIT ON REVENUES	80,676	67,534	151,598	127,652

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	983	881	1,892	1,723
General and Administrative Expenses	43,812	39,772	85,453	76,616
Bad Debt Expense	15,172	10,110	27,785	19,258
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	59,967	50,763	115,130	97,597

INCOME FROM OPERATIONS	20,709	16,771	36,468	30,055

OTHER (INCOME) EXPENSE:
Interest Expense	434	412	733	771
Interest Income	(24)	(42)	(59)	(84)
Other (Income) Expense	104	0	225	0
TOTAL OTHER (INCOME) EXPENSES - NET	514	370	899	687

INCOME BEFORE INCOME TAXES	20,195	16,401	35,569	29,368
Provision for Income Taxes	8,857	7,095	15,566	12,697

NET INCOME	$11,338	$9,306	$20,003	$16,671

NET INCOME PER COMMON SHARE - BASIC:	$0.41	$0.34	$0.72	$0.60
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,698,146	27,684,715	27,707,241	27,786,216

NET INCOME PER COMMON SHARE - DILUTED:	$0.41	$0.33	$0.72	$0.60
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,879,448	27,877,697	27,891,431	27,960,069

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Six months ended
	April 30,
	2013	2012
OPERATING ACTIVITIES:
Net Income	$20,003	$16,671
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	9,208	7,997
Deferred Income Tax (Benefit) Expense	(3,036)	(2,243)
Stock Based Compensation	290	290
(Gain) Loss on Disposal of Fixed Assets	125	343
Undistributed Equity Method (Income) Loss	225	0
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(28,554)	(2,773)
Provision for Doubtful Accounts	5,363	3,371
Inventory	434	(836)
Other Current Assets	150	(459)
Other Assets	(249)	(250)
Deposits	(45)	(60)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	8,918	1,599

NET CASH - OPERATING ACTIVITIES	12,832	23,650

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(10,585)	(9,667)
Business Acquisitions and Related Costs	(6,837)	(4,375)

NET CASH - INVESTING ACTIVITIES	(17,422)	(14,042)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(228)	(631)
Payments of Capital Lease Obligations	(2,223)	(1,666)
Increase (Decrease) in Revolving Line of Credit	9,377	(4,469)
Common Stock Repurchase	(2,030)	(5,193)
Proceeds from Exercise of Options	89	64

NET CASH - FINANCING ACTIVITIES	4,985	(11,895)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	395	(2,287)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	25,143	22,013

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$25,538	$19,726

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$656	$761
Income Taxes	$16,339	$20,340

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the six-month periods ended April 30, 2013 and April 30, 2012, the Company entered into capital leases totaling $3,076 and $4,896, respectively.

During the six-month periods ended April 30, 2013 and April 30, 2012, the Company wrote-off approximately $2,501 and $1,478 of property and equipment that were mostly fully depreciated.

During the six-month periods ended April 30, 2013 and April 30, 2012, the Company recorded approximately $290 and $290 of stock based compensation expense, respectively, related to granting of stock options and stock to employees pursuant to existing agreements.

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

[2] Fair Value Measurements.

As of April 30, 2013, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such reportable events have occurred.

[3] Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company adopted Accounting Standard Update (“ASU”) No. 2011-7: Health Care Entities (Topic 954) — Presentation and Disclosure of Patient Service Revenue, Provision for Bad Debts, and the Allowance for Doubtful Accounts for Certain Health Care Entities commencing with the current fiscal year, the first year such standard is required for the Company.  The adoption of this update did not have a material impact on the Company’s financial statements.

Although this update does not have a material impact on the Company’s financial statements as a whole, it requires that we adjust our presentation of our statement of operations along with prior periods presented in this report to maintain comparability.  As the result of this change in presentation, our “Net Revenues”, “Gross Profit on Revenues” and our “General and Administrative Expenses” would change while our “Operating Income”, “Net Income” and “Earnings per Share” will remain the same.  The presentation is adjusted for a portion of our “Bad Debt Expense” that is now reported in our Net Revenues as required under ASU No. 2011-7.

[4] Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts.  Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract.  In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI.  Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests.  Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups.  The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed.  This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed.  The table below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations.

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2013	2012	2013	2012
Gross Service Revenues	861,506	763,823	1,660,216	1,447,639

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	86,433	81,318	168,260	156,059
All Other Third Party Payors*	584,211	519,117	1,127,496	978,273
Total Contractual Adjustments and Discounts	670,644	600,435	1,295,756	1,134,332
Service Revenues Net of Contractual Adjustments and Discounts	190,862	163,388	364,460	313,307
Patient Service Revenue Provision for Bad Debts**	14,410	11,945	26,751	23,071
Net Revenues	176,452	151,443	337,709	290,236

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

[5] It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary. BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	[Unaudited]
	April 30,	October 31,
	2013	2012

Contractual Credits/Discounts	336,642	267,921
Doubtful Accounts	56,636	51,274
Total Allowance	393,278	319,195

[6] The following disclosures present certain information on the Company’s intangible assets as of April 30, 2013 (Unaudited) and October 31, 2012. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2013

	Weighted-			Net of
	Average		Accumulated	Accumulated
	Amortization		Amortization	Amortization
Intangible Asset	Period	Cost ($)	($)	($)

Customer Lists	20	8,739	2,680	6,059
Covenants Not-to-Compete	5	5,095	4,305	790
Patents and Licenses	17	5,297	1,234	4,063

Totals		19,131	8,219	10,912

October 31, 2012

	Weighted-Average			Net of
	Amortization		Accumulated	Accumulated
Intangible Asset	Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,537	2,036
Covenants Not-to-Compete	5	4,305	4,257	48
Patents and Licenses	17	5,297	1,058	4,239

Totals		14,175	7,852	6,323

The aggregate intangible amortization expense for the three months ended April 30, 2013 and 2012 was $227 and $156, respectively.  The aggregate intangible amortization expense for the six-months ended April 30, 2013 and 2012 was $367 and $299, respectively.  The estimated intangible asset amortization expense for the fiscal year ending October 31, 2013 and for the four subsequent years is as follows:

October 31,	($)
2013	452
2014	917
2015	892
2016	875
2017	870
Thereafter	6,906

Total	10,912

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  On April 30, 2013, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.5%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of April 30, 2013, the Company utilized $9,377 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of April 30, 2013 is approximately $4,399.

[9] The provision for income taxes for the three months ended April 30, 2013 consists of a current tax provision of $12,114 and a deferred tax benefit of $3,257. The provision for income taxes for the six-months ended April 30, 2013 consists of a current tax provision of $18,601 and a deferred tax benefit of $3,035.The provision for income taxes for the three months ended April 30, 2012 consists of a current tax provision of $8,398 and a deferred tax benefit of $1,302.  The provision for income taxes for the six-months ended April 30, 2012 consists of a current tax provision of $14,940 and a deferred tax benefit of $2,243.  On April 30, 2013, the Company had a current deferred tax asset of $27,446 and a long-term deferred tax asset of $2,780 included in other assets.  On April 30, 2012, the Company had a current deferred tax asset of $23,438 included in other current assets and a long-term deferred tax asset of $2,357 included in other assets.

[10] ] On December 21, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. ( “MCL”), a Florida corporation.  More information about MCL and the agreement may be found in the Form 8-K the Company filed on December 27, 2012.

On December 31, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Florida Clinical Laboratory, Inc. (“FCL”), a Florida corporation.  More information about FCL and the agreement may be found in the Form 8-K we filed on January 4, 2013.

The initial accounting for these two acquisitions is now complete. Accordingly Management updated its previously reported provisional amounts of the assets, liabilities and equity interests initially reported on its first quarter report on form 10-Q. The following table sets forth these final allocations.

	($)
	FCL	MCL	Totals:

Accounts Receivable	1,008	232	1,240
Autos	137	48	185
Medical Equipment	225	3	228
Computer Equipment	21	—	21
Leasehold Improvements	53	—	53
Other Non-Current Assets	3	—	3
Non-Compete Agreement	747	43	790
Deposits	—	2	2
Customer Relationships in Place	3,235	930	4,165
Goodwill	1,905	673	2,578
Accounts Payable	118	83	201
Long Term Debt (Auto-Loans)	200	0	200
Short Term Acquisition Payable	1,000	250	1,250

[11] Common Stock Repurchase

On November 11, 2011, the Company announced that its board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock at prevailing market prices over the period ending October 31, 2012.  That period was subsequently extended to the period ending October 31, 2013.  During the six-month period ended April 30, 2013, the Company repurchased 81,600 shares of its common stock at a cost of $2,030.  These repurchased shares have been recorded as canceled.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data Or Unless Otherwise Noted]

Overview

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices.  Our drivers pick up samples and deliver reports and supplies; we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.

Physicians outside of this regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us as well in order to simplify their office workflow and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required as a full service laboratory on a regional basis.  Within our regional footprint, we provide all of the same services that we provide on a national basis as well as some regionally focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of our smaller regional competitors; some of the regional testing may be provided outside of physician offices in clinics or other bulk deliverers of healthcare.  In October 2012, we launched Laboratorio Buena Salud (“LBS”), the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States on a Spanish language first basis.  All interactions with patients and physician offices are handled in Spanish unless otherwise requested by the patient or office without the need of choosing Spanish or English

Over the last few years, there have been fundamental changes in the laboratory services industry. In the 1990s, the industry was negatively impacted by the growth of managed care, increased government regulation, and investigations into fraud and abuse. These factors led to revenue and profit declines and industry consolidations, especially among commercial laboratories.  There are currently two national mega-laboratories and Bio-Reference Laboratories, together with some specialty laboratories and a few small laboratories in the US public markets.  There is one other Australian-based laboratory with significant presence in the US markets.  In addition to these publicly-traded commercial laboratories, there are numerous hospital outreach programs and smaller reference laboratories that compete for the commercial clinical laboratory business scattered throughout the country.  These clinical laboratories have had to improve efficiency, leverage economies of scale, comply with government regulations and other laws and develop more profitable approaches to pricing. Moreover, there has been a proliferation of technology advancements in clinical diagnostics over the last decade that has created significant opportunities for new testing and growth.

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products with a nationally recognized specialty provider in our focused areas of specialty or in one of the major population centers of the world—the New York super-region. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We have recently developed programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years.  Over the past year, we launched several new, disruptive testing services.  OnkoMatch, an offering that has emerged as a result of our joint venture with Massachusetts General Hospital, provides tumor genotyping for solid tumor cancer patients at reasonable and affordable pricing.  Inherigen, our pre-natal carrier detection panel, provides broad-spectrum carrier detection of autosomal conditions that may affect child-bearing decisions.  GenCerv is an advanced test for identifying which HPV positive patients are likely to have cervical cancer.  StormPath is our virtual pathology solution that allows remote pathologists to use our technical laboratory capabilities and consult with our pathologists remotely in order to provide improved diagnostics.  We continually seek to offer innovative testing services that are clinically relevant and which improve patient care.

The Company believes that it has an outstanding sales and marketing team and has implemented an acquisition strategy based on seeking out opportunities to acquire new technologies, new techniques, new opportunities that will enhance our existing business rather than seeking to acquire laboratories for their underlying business.  Over the recent past we have made some strategic acquisitions based on this approach. Our philosophy regarding acquisitions is: we buy laboratories we consider to be synergistic and accretive. As we have explained in the past, we offer one stop shopping to physicians as a specialty lab. When we buy laboratories in other geographic areas that do not bring in specific technical expertise, we do so to better service our clients and to add growth in the area.

On December 21, 2012, we entered into an agreement pursuant to which we agreed to purchase all of the authorized, issued and outstanding shares of Meridian Clinical Laboratory, Corp. (“MCL”), a Florida corporation.  Information about MCL and the agreement may be found in the Form 8-K we filed with the Securities and Exchange Commission on December 21, 2012.  MCL is a small laboratory located in the heart of the South Florida Hispanic community and will serve as a base of operations for our Florida LBS program. This acquisition will be our Florida presence for LBS.

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

While we recognize that we are a clinical laboratory that processes samples, we also understand that we are an information company that needs to effectively communicate the results of our efforts back to healthcare providers. Laboratory results play a major role in the implementation of physician healthcare. Laboratory results are used to diagnose, monitor and classify health concerns. In many cases, laboratory results represent the confirming data in diagnosing complicated health issues. Since laboratory results play such an important role in routine physician care, we have developed informatics solutions that leverage our role in healthcare. We built a web-based solution to quickly, accurately, conveniently and competitively collect ordering information and deliver results.  That solution is called CareEvolve.  CareEvolve is a basic tool for our own operations. We license the technology to other laboratories throughout the country in order for them to more effectively compete against the national mega-laboratories. The laboratories licensing our technology are typically not our competitors since they are outside our regional footprint.

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

To date, neither our PSIMedica business unit nor CareEvolve have produced significant independent revenues relative to the primary laboratory operations, but they are important tools that we offer in the ordinary course of our laboratory business operations.

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

Although this update does not have a material impact on the Company’s financial statements as a whole, this update requires that we adjust the presentation of our statement of operations along with prior periods presented in this report to maintain comparability.  As the result of this change in presentation, our “Net Revenues”, “Gross Profit on Revenues and our “General and Administrative Expenses” will change while our “Operating Income”, “Net Income” and “Earnings per Share” will remain the same.  The presentation is adjusted for a portion of our “Bad Debt Expense” that is now reported in our Net Revenues as required under ASU No. 2011-7.

Note [4] to our financial statements includes a table that shows the amount of Bad Debt expense relating to patient service revenue that was moved from the Selling and Administrative expense section of our statement of operations to the Net Revenue section.

Effective February 27, 2013, we announced that we will be offering NonInvasive PreNatal Testing (“NIPT”) through the Natera Panorama program.  NIPT is a substitute for invasive amniocentesisand CVS testing and reduces risks associated with the testing process itself.  We believe that offering an NIPT test enhances our Women’s Health program and helps us to be a more comprehensive solution for the Obstetrician office.

Second Quarter Fiscal 2013 Compared to Second Quarter Fiscal 2012

The numbers in this comparison are affected by the change in presentation on our statement of operations as the result of the Company adopting ASU 2011-7 on November 1, 2012.  See discussion of ASU 2011-7 in the notes to our consolidated financial statements for more information.

NET REVENUES:

Net revenues for the three-month period ended April 30, 2013 were $176,452 as compared to $151,443 for the three-month period ended April 30, 2012.  This represents a 17% increase in net revenues. This increase is due to a 6% increase in patient counts and an increase in revenue per patient of 11% due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in increasing net revenue per patient. The number of patients serviced during the three-month period ended April 30, 2013 was 2,066, which was 6% greater when compared to the prior fiscal year’s corresponding three-month period.  This increase in patient counts is mainly due to the overall success of all our lines of business.  Net revenue per patient for the three-month period ended April 30, 2013 was $84.93 compared to net revenue per patient of $77.09 for the three-month period ended April 30, 2012, an increase of 11%.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business from significantly higher levels after 19 years of sustained growth.

Many provisions of Affordable Care Act (“ACA”) became effective January 1, 2013.  At this time we are not yet aware as to how this will affect our revenues.

COST OF SERVICES:

Cost of services increased from $83,909 for the three-month period ended April 30, 2012 to $95,776 for the three-month period ended April 30, 2013, an increase of 14%. This increase in cost of services is basically in line with the increase in net revenues.

GROSS PROFITS:

Gross profits increased from $67,534 for the three-month period ended April 30, 2012 to $80,676 for the three-month period ended April 30, 2013, an increase of 19%. Gross profit margin increased to 45% from 46%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending April 30, 2012 were $50,763 as compared to $59,967 for the quarter ended April 30, 2013, an increase of $9,204 or 18%. This increase is in line with the increase in net revenues.

INTEREST EXPENSE:

Interest expense increased to $434 during the three-month period ending April 30, 2013 from $412 during the three-month period ended April 30, 2012. This decrease is due to an increase in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $11,338 for the three-month period ended April 30, 2013, as compared to $9,306 for the three-month period ended April 30, 2012, an increase of 22%. Pre-tax income for the period ended April 30, 2012 was $16,401, compared to $20,195 for the three-month period ended April 30, 2013, an increase of 23%. The provision for income taxes increased to $8,857 for the three-month period ended April 30, 2013 from $7,095 for the period ended April 30, 2012.

Six Months 2013 Compared to Six Months 2012

NET REVENUES:

Net revenues for the six-month period ended April 30, 2013 were $337,709 as compared to $290,236 for the six-month period ended April 30, 2012. This represents a 16% increase in net revenues. This increase is due to a 7% increase in patient counts and an increase in revenue per patient of 9%.

The number of patients serviced during the six-month period ended April 30, 2013 was 4,038, which was 7% greater when compared to the prior fiscal year’s corresponding six-month period. Net revenue per patient for the six-month period ended April 30, 2012 was $76.50 compared to net revenue per patient for the six- month period ended April 30, 2013 of $83.07, an increase of 9%.

COST OF SERVICES:

Cost of services increased to $186,111 for the six-month period ended April 30, 2013 from $162,584 for the six-month period ended April 30, 2012. This represents a 14% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits on net revenues increased to $151,598 for the six-month period ended April 30, 2013 from $127,652 for the six-month period ended April 30, 2012; an increase of 19%.  Gross profit margins increased to 45% from 44% for the six-month period ended April 30, 2013 compared to the corresponding six-month period ended April 30, 2012.  This is due to an increase in cost of services of 14% while net revenues increased 16%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six-month period ended April 30, 2013 were $115,130 as compared to $97,597 for the six-month period ended April 30, 2012.  This represents an increase of 18%. This increase is 2% more than the increase in net revenues.  This increase is basically in line with the increase to our net revenues.

INTEREST EXPENSE:

Interest expense decreased to $733 during the six-month period ending April 30, 2013 as compared to $771 during the six-month period ending April 30, 2012, a decrease of $38.  This decrease is due to primarily a decrease in our utilization of our PNC Bank credit line.

INCOME:

We realized net income of $20,003 or $0.72 per share for the six-month period ended April 30, 2013 as compared to $16,671 or $0.60 per share for the six-month period ended April 30, 2012, an increase of 20%.  Our operating income increased by 21% for the six-month period ended April 30, 2013 as compared to the six-month period ended April 30, 2012.  Pre-tax income for the period ended April 30, 2013 was $35,569 as compared to $29,368 for the period ended April 30, 2012, an increase of 21%. The provision for income taxes increased from $12,697 for the period ended April 30, 2012, to $15,566 (23%) for the current six-month period. Our effective tax rate increased from 43% to 44% due to an increase in our revenues earned in jurisdictions with higher tax rates.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2013 was $157,088 as compared to $151,625 at October 31, 2012, an increase of 4%.  Our cash position increased by approximately $395 during the current period.  We increased our short-term debt by $15 and repaid $243 in existing debt. We had current liabilities of $92,025 at April 30, 2013. We generated $12,832 in cash from operations, compared to $23,650 for the quarter ended April 30, 2012, an overall decrease of $10,818 in cash generated from operations year over year.  The decrease is primarily due to slower cash collections.  These slower collections are, in the opinion of management, attributed in part to the expired “Grandfather Clause”, a rule that allowed us to bill Medicare directly for in hospital laboratory work that was performed on Medicare patients even though the patient was in the hospital at the time the service was rendered.  This exemption expired at the end of 2012 and starting in 2013 we were required to bill the hospital directly for such laboratory work instead of billing Medicare for it.  As a consequence of this change collection cycle has increased and in some cases prices may have decreased.  Another reason for slower collections is the change in the Blue Cross Blue Shield (“BCBS”) reimbursement practices whereby instead of billing BCBS for all of the laboratory services preformed nationwide on one bill we are now required to bill each local BCBS only for the services preformed based on the location where a patient’s sample was drawn.  This new practice, also effective in 2013, significantly increased the complexity of our BCBS billing and collection processes.  The company has since signed a number of local BCBS contracts and is presently diligently working on entering into such additional BCBS contracts.

Accounts receivable, net of allowance for doubtful accounts, totaled $176,438 at April 30, 2013, an increase of $23,191 or 15% from October 31, 2012. Cash collected during the three-month period ended April 30, 2013 increased 3% over the comparable prior year three-month period.

Credit risk with respect to accounts receivable is generally diversified due to the large number of patients and payers comprising our client base.  We have significant receivable balances with government payors and various insurance carriers.  Generally, we do not require collateral or other security to support customer receivables. However, we continually monitor and evaluate our client acceptance and collection procedures to minimize potential credit risks associated with our accounts receivable and establish an allowance for uncollectible accounts. As a consequence, we believe that our accounts receivable credit risk exposure beyond such allowance is not material.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2013 was 89 days, an increase of 1 day, or  about 1%, from the 88 days that we reported for the period ended April 30, 2012, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

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

Our cash balance at April 30, 2013 totaled $25,538 as compared to $25,143 at October 31, 2012.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses; the majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly; in the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends; this process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed. The table below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2013	2012	2013	2012
Gross Service Revenues	861,506	763,823	1,660,216	1,447,639

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	86,433	81,318	168,260	156,059
All Other Third Party Payors*	584,211	519,117	1,127,496	978,273
Total Contractual Adjustments and Discounts	670,644	600,435	1,295,756	1,134,332
Service Revenues Net of Contractual Adjustments and Discounts	190,862	163,388	364,460	313,307
Patient Service Revenue Provision for Bad Debts**	14,410	11,945	26,751	23,071
Net Revenues	176,452	151,443	337,709	290,236

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

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary. BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	[Unaudited]
	April 30,	October 31,
	2013	2012

Contractual Credits/Discounts	336,642	267,921
Doubtful Accounts	56,636	51,274
Total Allowance	393,278	319,195

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At April 30, 2013, advances of approximately $9,377,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at April 30, 2013 was approximately $122,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $19,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 2. — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth information regarding repurchases of our common stock by us during the quarter ended April 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plan
		($)
Q2 Month #2 (3/07/2013 to 3/31/2013)	15,000	27.92	15,000	699,550
Q3 Month #3 (4/1/2013 to 4/30/2013)	66,600	24.20	66,600	632,950
Total	367,050		367,050

*** On November 11, 2011, we announced that our board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of our common stock at prevailing market prices over the period ending October 31, 2012 that was subsequently extended to the period ending October 31, 2013. 285,450 shares have been repurchased under the plan in prior fiscal year.

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

Date: June 7, 2013