Form 10-Q
period 2013-07-31
BIO REFERENCE LABORATORIES INC
filed 2013-09-06
CIK 792641

[

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

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

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,673,213 shares of Common Stock ($.01 par value) at September 3, 2013.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

July 31, 2013

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	July 31,	October 31,
	2013	2012
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$28,567	$25,143
Accounts Receivable - Net	191,798	153,247
Inventory	16,865	14,902
Other Current Assets	6,965	5,373
Deferred Tax Assets	29,188	24,912
TOTAL CURRENT ASSETS	273,383	223,577

PROPERTY AND EQUIPMENT - AT COST	120,950	102,701
LESS: Accumulated Depreciation	(63,107)	(52,261)
PROPERTY AND EQUIPMENT - NET	57,843	50,440

OTHER ASSETS:
Investments in Unconsolidated Affiliate	5,447	4,977
Deposits	1,025	956
Goodwill - Net	25,986	23,408
Intangible Assets - Net	10,681	6,323
Other Assets	1,115	866
Deferred Tax Asset	2,993	2,278

TOTAL OTHER ASSETS	47,247	38,808

TOTAL ASSETS	$378,473	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2013	2012
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$55,770	$41,288
Accrued Salaries and Commissions Payable	15,005	16,490
Accrued Taxes and Expenses	11,402	9,753
Other Short Term Acquisition Payable	1,296	0
Revolving Note Payable - Bank	16,576	0
Current Maturities of Long-Term Debt	486	464
Capital Lease Obligations - Short-Term Portion	4,477	3,957
TOTAL CURRENT LIABILITIES	105,012	71,952

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	9,268	9,463
Long - Term Debt — Net of Current Portion	3,796	4,163
TOTAL LONG-TERM LIABILITIES	13,064	13,626

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value; Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,673,213 and 27,707,382 at July 31, 2013 and at October 31, 2012, respectively	277	277

Additional Paid-In Capital	39,353	40,907
Retained Earnings	220,767	186,063

TOTAL SHAREHOLDERS’ EQUITY	260,397	227,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$378,473	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2013	2012	2013	2012

NET REVENUES:	$185,427	$160,532	$523,136	$450,767

COST OF SERVICES:
Depreciation and Amortization	3,981	3,375	11,296	9,649
Employee Related Expenses	43,397	36,915	125,280	108,165
Reagents and Laboratory Supplies	33,943	31,473	99,421	88,798
Other Cost of Services	18,446	14,490	49,881	42,225
TOTAL COST OF SERVICES	99,767	86,253	285,878	248,837

GROSS PROFIT ON REVENUES	85,660	74,279	237,258	201,930

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,022	897	2,913	2,620
General and Administrative Expenses	43,987	39,177	129,441	115,793
Bad Debt Expense	15,592	11,531	43,377	30,789
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	60,601	51,605	175,731	149,202

INCOME FROM OPERATIONS	25,059	22,674	61,527	52,728

OTHER (INCOME) EXPENSE:
Interest Expense	350	382	1,077	1,153
Interest Income	0	(41)	(822)	(125)
Other (Income) Expense	(1,046)	151	(52)	151
TOTAL OTHER (INCOME) EXPENSES - NET	(696)	492	203	1,179

INCOME BEFORE INCOME TAXES	25,755	22,182	61,324	51,549
Provision for Income Taxes	11,054	9,586	26,620	22,282

NET INCOME	$14,701	$12,596	$34,704	$29,267

NET INCOME PER COMMON SHARE - BASIC:	$0.53	$0.45	$1.25	$1.05
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,671,880	27,695,215	27,695,387	27,754,771

NET INCOME PER COMMON SHARE - DILUTED:	$0.53	$0.45	$1.25	$1.05
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,841,998	27,887,765	27,861,372	27,930,202

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Nine months ended
	July, 31
	2013	2012
OPERATING ACTIVITIES:
Net Income	$34,704	$29,267
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	14,209	12,269
Deferred Income Tax (Benefit) Expense	(4,991)	(2,530)
Stock Based Compensation	290	290
(Gain) Loss on Disposal of Fixed Assets	301	448
Undistributed Equity Method (Income) Loss	240	151
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(47,704)	(3,410)
Provision for Doubtful Accounts	9,153	3,924
Inventory	(1,963)	(3,524)
Other Current Assets	(1,592)	(1,018)
Other Assets	(249)	(250)
Deposits	(69)	(83)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	14,646	1,027

NET CASH - OPERATING ACTIVITIES	16,975	36,561

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(17,616)	(11,359)
Business Acquisitions and Related Costs	(6,947)	(4,775)

NET CASH - INVESTING ACTIVITIES	(24,563)	(16,134)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(345)	(950)
Payments of Capital Lease Obligations	(3,375)	(2,658)
Increase (Decrease) in Revolving Line of Credit	16,576	(13,558)
Common Stock Repurchase	(2,030)	(5,193)
Proceeds from Exercise of Options	186	157

NET CASH - FINANCING ACTIVITIES	11,012	(22,202)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,424	(1,775)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	25,143	22,013

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$28,567	$20,238

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,010	$1,220
Income Taxes	$29,387	$24,864

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the nine-month periods ended July 31, 2013 and July 31, 2012, the Company entered into capital leases totaling $3,700 and $7,351, respectively.

During the nine-month periods ended July 31, 2013 and July 31, 2012, the Company wrote-off approximately $3,067 and $2,146 of property and equipment, most of which were fully depreciated.

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

[2] Fair Value Measurements

As of July 31, 2013, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such reportable events have occurred.

[3] New Accounting Pronouncements

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

[4] Revenue Recognition and Contractual Adjustments

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	[Unaudited]		[Unaudited]
	2013	2012	2013	2012
Gross Service Revenues	905,713	790,524	2,565,929	2,238,162

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	91,173	81,587	259,433	237,645
All Other Third Party Payors*	612,769	536,635	1,740,265	1,514,909
Total Contractual Adjustments and Discounts	703,942	618,222	1,999,698	1,752,554
Service Revenues Net of Contractual Adjustments and Discounts	201,771	172,302	566,231	485,608
Patient Service Revenue Provision for Bad Debts**	16,344	11,770	43,095	34,841
Net Revenues	185,427	160,532	523,136	450,767

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

During the quarter ended July 31, 2013 the Company received a refund of $1,062 for its New York State clinical laboratory inspection fee that was included in other income.

[5]  Accounts Receivable Allowances

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

	($)
	[Unaudited]
	July 31,	October 31,
	2013	2012

Contractual Credits/Discounts	358,020	267,921
Doubtful Accounts	60,427	51,274
Total Allowance	418,447	319,195

[6]  Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of July 31, 2013 (Unaudited) and October 31, 2012. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

July 31, 2013

	Weighted- Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	8,738	2,779	5,959
Covenants Not-to-Compete	5	5,095	4,350	745
Patents and Licenses	17	5,297	1,320	3,977

Totals		19,130	8,449	10,681

October 31, 2012

	Weighted-Average Amortization		Accumulated	Net of Accumulated
Intangible Asset	Period	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	4,573	2,537	2,036
Covenants Not-to-Compete	5	4,305	4,257	48
Patents and Licenses	17	5,297	1,058	4,239

Totals		14,175	7,852	6,323

The aggregate intangible amortization expense for the three months ended July 31, 2013 and 2012 was $230 and $142, respectively.  The aggregate intangible amortization expense for the nine months ended July 31, 2013 and 2012 was $597 and $441, respectively.  The estimated intangible asset amortization expense for the remainder of  fiscal year ending October 31, 2013 and for the four subsequent years is as follows:

October 31,	($)
2013	221
2014	917
2015	892
2016	875
2017	870
Thereafter	6,906

Total	10,681

[7] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  As of July 31, 2013, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.5%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of July 31, 2013, the Company utilized $16,576 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of July 31, 2013 is approximately $4,282.

[9]  Provision for Income Taxes

The provision for income taxes for the three-months ended July 31, 2013 consists of a current tax provision of $13,009 and a deferred tax benefit of $1,955. The provision for income taxes for the nine-months ended July 31, 2013 consists of a current tax provision of $31,611 and a deferred tax benefit of $4,991.  The provision for income taxes for the three-months ended July 31, 2012 consists of a current tax provision of $9,872 and a deferred tax benefit of $287. The provision for income taxes for the nine months ended July 31, 2012 consists of a current tax provision of $24,812 and a deferred tax benefit of $2,530.  On July 31, 2012, the Company had a current deferred tax asset of $23,697 and a long-term deferred tax asset of $2,385 included in other assets.

[10]  Business Combinations

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

[11] Common Stock Repurchase

On November 11, 2011, the Company announced that its board of directors approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock at prevailing market prices over the period ending October 31, 2012.  That period was subsequently extended by the Board of Directors on December 6, 2012 to October 31, 2013. During the three-month period ended July 31, 2013 the Company did not repurchase any shares of its common stock.  During the nine-month period ended July 31, 2013, the Company repurchased 81,600 shares of its common stock at a cost of $2,030.  These repurchased shares were subsequently recorded as canceled.

[12] Subsequent Events

On August 13, 2013 the Company acquired certain assets and liabilities of Hunter Laboratories, Inc. located in the northern California.  The gross purchase price was $14,400, $7,000 of which was deferred for various anticipated pre-closing liabilities for periods of up to 36 months following the closing of the acquisition.  The acquisition of Hunter assets provides the Company a West Coast presence with complex capability as well as Medi-Cal in-network status. The acquisition from Hunter includes most of its current business and a sophisticated facility that the Company will use as a base of operations for its growing western U.S. business. The Company believes that its existing comprehensive payer relationships will greatly enhance the anticipated business opportunities of the acquisition.

On August 21, 2013 GeneDX, Inc., our wholly owned subsidiary entered into a definitive agreement with Edge BioSystems a CLIA laboratory business to acquire “Edge BioServe”, primarily a genetic sequencing service business located in Gaithersburg, MD.  GeneDx, BRLI’s wholly-owned clinical diagnostic sequencing laboratory, will acquire the Edge BioServe genetic sequencing services business.  The purchase price will be approximately $3,100 subject to adjustment for certain liabilities of which $375 will be deferred payment for various anticipated pre-closing liabilities.  The acquisition will include sequencing equipment and capabilities that are expected to enhance the ability of GeneDx to maintain and improve its position as a premier provider of clinical genetic sequencing services. GeneDx is one of the leading full service genetic laboratories in the world and the Company believes the additional capacity and technical expertise that will result from this acquisition will greatly enhance the opportunity for further growth and expansion of the GeneDx service offerings. The acquisition will provide GeneDx with additional equipment on multiple testing platforms operating in a CLIA-certified environment as well as additional infrastructure for R&D initiatives.

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

Physicians outside of this regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us as well in order to simplify their office workflow and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required as a full service laboratory on a regional basis.  Within our regional footprint, we provide all of the same services that we provide on a national basis as well as some regionally focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, and molecular diagnostics that are unavailable from many of our smaller regional competitors; some of the regional testing may be provided outside of physician offices in clinics or other bulk deliverers of healthcare.  In October 2012, we launched Laboratorio Buena Salud (“LBS”), the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States on a Spanish language first basis.  All interactions with patients and physician offices are handled in Spanish unless otherwise requested by the patient or office without the need of choosing Spanish or English.

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

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products with a nationally recognized specialty provider in our focused areas of specialty or in one of the major population centers of the world—the New York super-region. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We have recently developed programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years.  Over the past few years, we launched several new, disruptive testing services.  OnkoMatch, an offering that has emerged as a result of our joint venture with Massachusetts General Hospital, provides tumor genotyping for solid tumor cancer patients at reasonable and affordable pricing.  Inherigen, our pre-natal carrier detection panel, provides broad-spectrum carrier detection of autosomal conditions that may affect child-bearing decisions.  GenCerv is an advanced test for identifying which HPV positive patients are likely to have cervical cancer.  StormPath is our virtual pathology solution that allows remote pathologists to use our technical laboratory capabilities and consult with our pathologists remotely in order to provide improved diagnostics.  We continually seek to offer innovative testing services that are clinically relevant and which improve patient care.

GeneDx, Inc (“GeneDX”) is our wholly-owned genetic sequencing clinical diagnostic laboratory. As molecular testing in general has become a more significant element in the diagnostic testing industry, the Company believes that genetic testing is an essential diagnostic tool of the future. GeneDx was started by two geneticists from the National Institute of Health (“NIH”) in 2000. Over the next six years, based on the reputation and expertise of the founders and the outstanding team they built around themselves, along with a very focused and dedicated understanding of the science of genetics,  GeneDx became known as one of the premier genetic testing laboratories for the diagnosis of rare genetic diseases. The Company believes that the promise of genetic testing is in the diagnosis of the genetic variants of common diseases. It has been the Company’s intention to leverage the expertise and reputation of GeneDx in order to take a leadership role in the expanding area of genetic testing. The Company is seeking cutting edge methods of testing that will be commercially viable diagnostic tools for the advancement of genetic testing. In 2007, GeneDx introduced GenomeDx, a then new test based on CGH Array technology, a high-speed, chip-based technology that has allowed GeneDx to move to the forefront of an emerging technology platform. In 2008, GeneDx became the first commercial laboratory in the world to offer next generation (NextGen) sequencing (high-speed computer-based whole genome sequencing) and has since built up a comprehensive suite of cardiac arrhythmia panels, as well as other multi-gene testing panels, that have enhanced its reputation as a technology and service leader in the area of genetic testing. The Company believes that GeneDx has become a leader in clinical genetic testing with more than 13-years’ experience and currently offering over 450 disease-specific tests as well as whole exome sequencing for all 20,000+ genes, and comparative genomic array.  The laboratory has 35 board-certified geneticists and genetic counselors on staff available to address physician concerns and questions about genetic testing. The Company employs marketing techniques that were extremely successful in building GenPath, our oncology laboratory. In addition to scientists and technicians to manage testing, GeneDx employs 13 genetic counselors and 129 geneticists to help patients and referring physicians and geneticists understand the meaning of the test results.

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

On August 13, 2013 the Company acquired certain assets and liabilities of Hunter Laboratories, Inc. located in the northern California.  The gross purchase price was $14,400, $7,000 of which was deferred for various anticipated pre-closing liabilities for periods of up to 36 months following the closing of the acquisition.  The acquisition of Hunter assets provides the Company a West Coast presence with complex capability as well as Medi-Cal in-network status. The acquisition from Hunter includes most of its current business and a sophisticated facility that the Company will use as a base of operations for its growing western U.S. business. The Company believes that its existing comprehensive payer relationships will greatly enhance the anticipated business opportunities of the acquisition.

On August 21, 2013 GeneDX, Inc., our wholly owned subsidiary entered into a definitive agreement with Edge BioSystems a CLIA laboratory business to acquire “Edge BioServe”, primarily a genetic sequencing service business located in Gaithersburg, MD.  GeneDx, BRLI’s wholly-owned clinical diagnostic sequencing laboratory, will acquire the Edge BioServe genetic sequencing services business.  The purchase price will be approximately $3,100 subject to adjustment for certain liabilities of which $375 will be deferred payment for various anticipated pre-closing liabilities.  The acquisition will include sequencing equipment and capabilities that are expected to enhance the ability of GeneDx to maintain and improve its position as a premier provider of clinical genetic sequencing services. GeneDx is one of the leading full service genetic laboratories in the world and the Company believes the additional capacity and technical expertise that will result from this acquisition will greatly enhance the opportunity for further growth and expansion of the GeneDx service offerings. The acquisition will provide GeneDx with additional equipment on multiple testing platforms operating in a CLIA-certified environment as well as additional infrastructure for R&D initiatives.

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

Recent Events:

Effective February 27, 2013, we announced that we will be offering NonInvasive PreNatal Testing (“NIPT”) through the Natera Panorama program.  NIPT is a substitute for invasive amniocentesis and CVS testing and reduces risks associated with the testing process itself.  We believe that offering an NIPT test enhances our Women’s Health program and helps us to be a more comprehensive solution for the Obstetrician office.

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

Third Quarter Fiscal 2013 Compared to Third Quarter Fiscal 2012

The numbers in this comparison are affected by the change in presentation on our statement of operations as the result of the Company adopting ASU 2011-7 on November 1, 2012.  See discussion of ASU 2011-7 in the notes to our consolidated financial statements for more information.

NET REVENUES:

Net revenues for the three-month period ended July 31, 2013 were $185,427 as compared to $160,532 for the three-month period ended July 31, 2012.  This represents a 15% increase in net revenues. This increase is due to an 8% increase in patient counts and an increase in revenue per patient of 7% due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in increasing net revenue per patient. The number of patients serviced during the three-month period ended July 31, 2013 was 2,161, which was 8% greater when compared to the prior fiscal year’s corresponding three-month period.  This increase in patient counts is mainly due to the overall success of all our lines of business.  Net revenue per patient for the three-month period ended July 31, 2013 was $85.25 compared to net revenue per patient of $79.75 for the three-month period ended July 31, 2012, an increase of 7%.

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

COST OF SERVICES:

Cost of services increased from $86,253 for the three-month period ended July 31, 2012 to $99,767 for the three-month period ended July 31, 2013, an increase of 16%. This increase in cost of services is basically in line with the increase in net revenues.

GROSS PROFITS:

Gross profits increased from $74,279 for the three-month period ended July 31, 2012 to $85,660 for the three-month period ended July 31, 2013, an increase of 15%. Gross profit margin remained the same at 46%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending July 31, 2012 were $51,605 as compared to $60,601 for the quarter ended July 31, 2013, an increase of 17%. This increase is slightly more than the increase in our net revenues as the result of additional employee related expenses incurred by the Company that increased by 23% this quarter over the corresponding quarter in fiscal 2012.

INTEREST EXPENSE:

Interest expense decreased to $350 during the three-month period ending July 31, 2013 from $382 during the three-month period ended July 31, 2012. This decrease is due to a decrease in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $14,701 for the three-month period ended July 31, 2013, as compared to $12,596 for the three-month period ended July 31, 2012, an increase of 17%. Pre-tax income for the period ended July 31, 2012 was $22,182, compared to $25,755 for the three-month period ended July 31, 2013, an increase of 16%. The provision for income taxes increased to $11,054 for the three-month period ended July 31, 2013 from $9,586 for the period ended July 31, 2012.  During the quarter ended July 31, 2013 the Company received a refund of $1,062 for its New York State clinical laboratory inspection fee that was included in other income.

Nine Months 2013 Compared to Nine Months 2012

NET REVENUES:

Net revenues for the nine-month period ended July 31, 2013 were $523,136 as compared to $450,767 for the nine-month period ended July 31, 2012. This represents a 16% increase in net revenues. This increase is due to an 8% increase in patient counts and an increase in revenue per patient of 8% due to a shift in business to higher reimbursement esoteric testing, which continues to be the principal driver in increasing net revenue per patient.  The number of patients serviced during the nine-month period ended July 31, 2013 was 6,199, which was 8% greater when compared to the prior fiscal year’s corresponding nine-month period. This increase in patient counts is mainly due to the overall success of all our lines of business. Net revenue per patient for the nine-month period ended July 31, 2012 was $77.63 compared to net revenue per patient for the nine-month period ended July 31, 2013 of $83.83, an increase of 8%.

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

COST OF SERVICES:

Cost of services increased to $285,878 for the nine-month period ended July 31, 2013 from $248,837 for the nine-month period ended July 31, 2012. This represents a 15% increase in direct operating costs.  This increase in cost of services is basically in line with the increase in sales.

GROSS PROFITS:

Gross profits on net revenues increased to $237,258 for the nine-month period ended July 31, 2013 from $201,930 for the nine-month period ended July 31, 2012; an increase of 17%.  Gross profit margins remained the same at 45% for the nine-month period ended July 31, 2013 compared to the corresponding nine-month period ended July 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine-month period ended July 31, 2013 were $175,731 as compared to $149,202 for the nine-month period ended July 31, 2012.  This represents an increase of 18%. This increase is 2% more than the increase in net revenues.  This increase is basically in line with the increase to our net revenues.

INTEREST EXPENSE:

Interest expense decreased to $1,077 during the nine-month period ending July 31, 2013 as compared to $1,153 during the nine-month period ending July 31, 2012, a decrease of $76.  This decrease is due to primarily a decrease in our utilization of our PNC Bank credit line.

INCOME:

We realized net income of $34,704 for the nine-month period ended July 31, 2013 as compared to $29,267 for the nine-month period ended July 31, 2012, an increase of 19%.  Our operating income increased by 17% for the nine-month period ended July 31, 2013 as compared to the nine-month period ended July 31, 2012.  Pre-tax income for the nine-month period ended July 31, 2013 was $61,324 as compared to $51,549 for the period ended July 31, 2012, an increase of 19%. The provision for income taxes increased from $22,282 for the period ended July 31, 2012, to $26,620 for the current nine-month period; an increase of 19%.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2013 was $168,371 as compared to $151,625 at October 31, 2012, an increase of 11%.  Our cash position increased by

$3,424 during the current period.  We increased our short-term debt by $22 and repaid $367 in existing debt. We had current liabilities of $105,012 at July 31, 2013. We generated $16,975 in cash from operations, compared to $36,561 for the nine-month period ended July 31, 2012, an overall decrease of $19,586 in cash generated from operations year over year.

The decrease is primarily due to slower cash collections.  These slower collections are, in the opinion of management, attributable first in part to the expired “grandfather” provision, a rule that allowed us to bill Medicare directly for in hospital laboratory work that was performed on Medicare patients even though the patient was in the hospital at the time the service was rendered.  This exemption expired at the end of 2012 and starting in 2013 we were required to bill the hospital directly for such laboratory work instead of billing Medicare for it.  As a consequence of this change collection cycle has increased and in some cases prices may have decreased.  The second reason for slower collection, in our opinion, involves changes in the molecular coding around the country by Medicare and in some cases Medicaid, who have simply stopped paying at all for these molecular tests.  These reimbursement levels are set my CMS. With regard to payments by Medicare, there still remain many of these tests whose reimbursement has not been determined by the carrier.  Another reason for slower collections is the change in the Blue Cross Blue Shield (“BCBS”) reimbursement practices whereby instead of billing BCBS for all of the laboratory services preformed nationwide on one bill we are now required to bill each local BCBS only for the services preformed based on the location where a patient’s sample was drawn.  This new practice, also effective in 2013, significantly increased the complexity of our BCBS billing and collection processes.  In many cases billings were delayed for some time until prices were loaded in the various systems around the country.  Lastly, slower collections occurred due to a dispute with Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) concerning Horizon BCBSNJ’s obligation to pay Bio-Reference with respect to certain of its insurance plans.  There continues to be ongoing communications, however we are uncertain as to whether this will be resolved through negotiations or must be litigated.

Accounts receivable, net of allowance for doubtful accounts, totaled $191,798 at July 31, 2013, an increase of $38,551 or 25% from October 31, 2012. Cash collected during the three-month period ended July 31, 2013 increased 4% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2013 was 95 days, an increase of 11 days, or about 13%, from the 84 days that we reported for the period ended July 31, 2012, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

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

Our cash balance at July 31, 2013 totaled $28,567 as compared to $25,143 at October 31, 2012.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	[Unaudited]		[Unaudited]
	2013	2012	2013	2012
Gross Service Revenues	905,713	790,524	2,565,929	2,238,162

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	91,173	81,587	259,433	237,645
All Other Third Party Payors*	612,769	536,635	1,740,265	1,514,909
Total Contractual Adjustments and Discounts	703,942	618,222	1,999,698	1,752,554
Service Revenues Net of Contractual Adjustments and Discounts	201,771	172,302	566,231	485,608
Patient Service Revenue Provision for Bad Debts**	16,344	11,770	43,095	34,841
Net Revenues	185,427	160,532	523,136	450,767

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

	($)
	[Unaudited]
	July 31,	October 31,
	2013	2012

Contractual Credits/Discounts	358,020	267,921
Doubtful Accounts	60,427	51,274
Total Allowance	418,447	319,195

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At July 31, 2013, advances of approximately $16,576,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at July 31, 2013 was approximately $180,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $26,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Senior Vice President, Chief Financial and Chief Accounting Officer

Date: September 6, 2013