Form 10-K
period 2013-10-31
BIO REFERENCE LABORATORIES INC
filed 2014-01-13
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-15266

BIO-REFERENCE LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

New Jersey	22-2405059
(State of incorporation)	(I.R.S. Employer
Identification No.)

481 Edward H. Ross Drive, Elmwood Park, New Jersey	07407
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 201-791-2600

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:             None

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

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $623,072,381 based upon the last sale price for the Common Stock on April 30, 2013, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 9, 2014, there were 27,695,213 shares of Common Stock issued and outstanding.

PART I

Forward Looking Statements

Statements included in this Annual Report on Form 10-K (Annual Report) that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of Bio-Reference Laboratories, Inc. and its subsidiaries. Such statements concern matters that involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods, performance or achievements, or industry results, to be materially different from any future results, performance or achievements described, implied or suggested herein. Although we believe our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized.

Factors could cause actual results, performance or achievement to differ materially from those expressed or implied from these forward-looking statements include, but are not limited to, the factors discussed under “Risk Factors” as well as elsewhere herein, which may include:

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

Changing relationships with payers, including the various state and multi-state Blues programs, suppliers and strategic partners; Efforts by third-party payors to reduce utilization and reimbursement for clinical testing services;

Failure to timely or accurately bill for our services;

Failure to integrate newly acquired businesses and the costs related to such integration;

Increased competition, including price competition;

Ability to attract and retain experienced and qualified personnel;

Failure to obtain and retain new clients and business partners, or a reduction in tests ordered or specimens submitted by existing clients;

Adverse litigation results; and

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this filing.  We assume no obligation to update the forward-looking statements to reflect actual results or changes in the factors affecting such forward-looking statements.

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

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generated approximately $68 billion in annual revenue in 2013.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 60% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 35% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

In addition, new and emerging technologies continue to provide greater testing opportunities for clinical laboratories.  As the result of health insurance coverage to uninsured Americans under the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010 (the “Health Care Reform Law”) the demand for our services may increase.

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

We have one of the largest regional marketing staffs of any laboratory in the country, with approximately 336 managers and sales and service representatives working for us. We have groups dedicated to the Metropolitan regional market, the Oncology market, the Women’s Health market, the Genetic testing market and the Correctional Health market.  We have also recently created a new marketing group that will cross over into the genetics and Women’s Health groups to market to physicians who offer pre-natal testing.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased by approximately 35%.

We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, as well as our connectivity solution, CareEvolve, seek to combine laboratory data with these other data elements in order to provide actionable analytics designed to help to improve the quality and efficiency of healthcare.

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

Molecular diagnostics (the study of genetic content for disease information)

Oncology (the study of abnormal cell growth)

Serology (the study of body fluids)

Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetic testing at our leased facilities in at our main processing facility in Elmwood Park, Smithtown, NY, Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX, Melbourne, FL, and Campbell, CA, and at our Elmwood Park facility.

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

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. An organization that has a contract with us, such as a clinic or governmental agency, may be both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients.  During fiscal year 2013, no single client accounted for more than 10% of our net revenues.

The following table reflects our estimate of the breakdown of net revenue by type of payor for the fiscal years ended October 31, 2011, 2012, and 2013.

	Fiscal Year Ended October 31,
	2013	2012	2011

Direct Patient Billing	2%	2%	2%
Commercial Insurance	64%	62%	61%
Professional Billing	16%	17%	17%
Medicare	17%	18%	19%
Medicaid	1%	1%	1%
	100%	100%	100%

Physicians who order clinical tests for their patients represent one of the primary sources of our testing volume. Fees invoiced to patients and third parties are based on our fee schedule, which may be subject to limitations imposed by third-party payors. Fees invoiced to federal health care programs such as Medicare and Medicaid, are based on fee schedules set by applicable governmental authorities, such as the Center for Medicare and Medicaid Services (“CMS”).

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

Our bad debt expense is not the result of credit-related issues, as is the case in most industries. Our bad debt expense is due primarily to missing or incorrect demographic and billing information on our requisitions.  We depend on the healthcare provider to supply us with this information. We perform the tests and report the test results as requested on the requisition regardless of whether the demographic and billing information is correct or even missing altogether. We then attempt to obtain missing and to correct incorrect information. This adds to the complexity, slows the invoicing process and generally increases the aging of our accounts receivable. In addition, we perform all tests requested by the healthcare provider even though all of the tests ordered by the healthcare provider may not be reimbursed by the payor; it is our obligation to provide all tests requested by the healthcare provider. When all issues are not resolved in a timely manner, the item is written-off to bad debt expense through the allowance for doubtful accounts. Other items such as pricing differences and payor disputes also complicate billing. Adjustments to receivables as a result of these types of matters are accounted for as revenue adjustments and are not written-off to bad debt expense.

Sales and Marketing

                                          We employ full and part-time sales and marketing representatives. With approximately 336 managers and sales and service representatives working for us, we have groups dedicated to the New York metropolitan regional market, the oncology market, the women’s health market, the genetic testing market and the correctional health market.  We are currently building a new marketing group that will cross over into the genetics and women’s health groups to market to physicians who offer pre-natal testing.

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

Acquisitions

On December 21, 2012, the Company entered into an agreement with Meridian Clinical Laboratory Corporation, a Florida corporation having its place of business in Miami, Florida (“Meridian”), pursuant to which the Company purchased all issued and outstanding common stock of Meridian for approximately $1,848 of which $250 is deferred for one year.

On December 31, 2012, Bio-Reference Laboratories, Inc. (the “Company”) entered into an agreement with Florida Clinical Laboratory, Inc., a Florida corporation having its place of business in Melbourne, Florida (“FCL”), pursuant to which the Company purchased all issued and outstanding shares of capital stock of FCL for approximately $7,016, of which $1,000 is deferred for eighteen months assuming certain conditions are met.

On August 7, 2013 the Company purchased substantially all of the operating assets and certain of the operating liabilities of Hunter Laboratories, Inc., (“Hunter”) a California corporation having its principal place of business in Campbell, California.  The gross purchase price was $15,215 plus payroll adjustment of $111 totaling $15,326.  Of that amount $3,000 was deferred to cover anticipated pre closing liabilities.

On August 20, 2013 the Company through its subsidiary GeneDx, Inc.  purchased the entire membership interest in Edge BioServ, LLC, (“Edge Bio”) a Delaware limited liability company having its place of business in Gaithersburg, Maryland.  The gross purchase price was approximately $2,502.  Of that $375 was deferred to cover anticipated pre closing liabilities.

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

In addition, HIPAA requires health care providers, such as clinical laboratories, and other covered entities, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  The Company believes it is in compliance in all material respects with the current rules.  With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities, such as the Company, conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2014.  The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards.  However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payors, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including reimbursement rates.

Laboratory Developed Tests (LDTs)

The federal Food and Drug Administration, or FDA, has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing.  High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs.  LTD’s are subject to CMS oversight through its enforcement of CLIA.  The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices.  However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and during 2010 publicly announced that it would be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury.  The FDA has not announced a framework or timetable for implementing its announced approach and in its 2013 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General announced that it would examine the oversight of the clinical effectiveness of LDTs given the current approaches by CMS and FDA with respect to LDTs.  Depending upon the manner in which the FDA’s new regulatory framework is implemented, there may be an adverse affect on Company operations.

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

Employees

At October 31, 2013, we had 3,338 full-time and 1,089 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing, in logistics and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

Item 1A. Risk Factors

You should carefully consider each of the following risk factors and all other information set forth in this report. Any of the following risks could materially and adversely affect our business, financial condition or results of operations. They are not, however, the only risks we face. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely affect our business, financial condition or results of operations. This report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Forward Looking Statements”.

Complying with numerous regulations pertaining to our business is an expensive and time-consuming process, and any failure to comply could result in substantial penalties.

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

federal and state anti-kickback laws;

federal and state false claims laws;

federal self-referral and financial inducement prohibition laws, commonly known as the Stark Law, and the state equivalents;

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

We have adopted policies and procedures designed to comply with these laws.  In the ordinary course of business, we conduct internal reviews of our compliance with these laws.  The growth of our business and sales organization may increase the potential for violating these laws or our internal policies and procedures.  The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations.  Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

Our business could be harmed from the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or changing interpretations of, CLIA or state laboratory licensing laws to which we are subject.

The clinical laboratory testing industry is subject to extensive federal and state regulation, and many of these statutes and regulations have not been interpreted by the courts.  The Clinical Laboratory Improvement Amendments of 1988, or CLIA, are federal regulatory standards that apply to virtually all clinical laboratories (regardless of the location, size or type of laboratory), including those operated by physicians in their offices, by requiring that they be certified by the federal government or by a federally approved accreditation agency.  CLIA does not preempt state law, which in some cases may be more stringent than federal law and require additional personnel qualifications, quality control, record maintenance and proficiency testing. The sanction for failure to comply with CLIA and state requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. Several states have similar laws and we may be subject to similar penalties.

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

FDA regulation of laboratory-developed tests (“LDTs”) may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as laboratory-developed tests.  The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. To date, the FDA has not announced a framework or timetable for implementing a new regulatory approach, and in its 2013 Work Plan, the U.S. Department of Health & Human Services Office of Inspector General announced that it would examine the oversight of the clinical effectiveness of LDTs given the current approaches by CMS and FDA with respect to LDTs. To date, the FDA has not issued any of these planned guidance documents. We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests, our tests in development [or the materials used to perform our tests].If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

A failure to comply with any of federal or state laws applicable to our business, particularly laws related to the elimination of healthcare fraud, may adversely impact our business.

                                                Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we would be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

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

Failure to maintain the security of patient-related information or compliance with security requirements could damage our reputation with customers, cause us to incur substantial additional costs and become subject to litigation.

Pursuant to HIPAA, and certain similar state laws, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information.  Under the HITECH amendments to HIPAA, HIPAA was expanded to require certain data breach notification, to extend certain HIPAA privacy and security standards directly to business associates, to heighten penalties for noncompliance, and enhance enforcement efforts.

We receive certain personal and financial information about our clients and their patients. In addition, we depend upon the secure transmission of confidential information over public networks. A compromise in our security systems that results in client or patient personal information being obtained by unauthorized persons or our failure to comply with security requirements for financial transactions could adversely affect our reputation with our clients and result in litigation against us or the imposition of penalties, all of which may adversely impact our results of operations, financial condition and liquidity.

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

Failure to comply with such federal, state and local laws and regulations could subject us to denial of the right to conduct business, fines, criminal penalties and/or other enforcement actions, any of which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements us, which may be costly.

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

Our reimbursement for our pathology services is paid primarily under the physician fee schedule of Medicare and Medicaid and is therefore governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. As the use of this formula could result in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2011, Congress acted to prevent reductions in for 2012, and on January 1, 2013, Congress acted to prevent significant reductions for 2013.  The SGR has currently been postponed until March 2014 and Congress continues to work on both a short term and a long term fix to this annual problem.  If Congress fails to take such action in the future, implementation of this formula could adversely affect our business.

The Center for Medicare and Medicaid Services (CMS) pays laboratories on the basis of a fee schedule that is reviewed and re-calculated on an annual basis.  CMS may change the fee schedule upward or downward on billing codes that we submit for reimbursement on a regular basis. Our revenue and business may be adversely affected if the reimbursement rates associated with such codes are reduced. Even when reimbursement rates are not reduced, policy changes add to our costs by increasing the complexity and volume of administrative requirements. Medicaid reimbursement, which varies by state, is also subject to administrative and billing requirements and budget pressures. Recently, state budget pressures have caused states to consider several policy changes that may impact our financial condition and results of operations, such as delaying payments, reducing reimbursement, restricting coverage eligibility and service coverage, and imposing taxes on our services.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, may have a material adverse effect on our financial condition and results of operations.

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others.  Beginning in 2013, each medical device manufacturer will pay a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that LDTs are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.  The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

Other significant measures contained in the Health Care Reform Law include, for example, coordination and promotion of research on comparative clinical effectiveness of different technologies and procedures, initiatives to revise Medicare payment methodologies, such as bundling of payments across the continuum of care by providers and physicians, and initiatives to promote quality indicators in payment methodologies. The Health Care Reform Law also includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. In addition, the Health Care Reform Law establishes an Independent Payment Advisory Board, or IPAB, to reduce the per capita rate of growth in Medicare spending. The IPAB has broad discretion to propose policies to reduce expenditures, which may have a negative impact on payment rates for services. The IPAB proposals may impact payments for clinical laboratory services beginning in 2016. We are monitoring the impact of the Health Care Reform Law in order to enable us to determine the trends and changes that may be necessitated by the legislation that may potentially impact on our business over time.

In addition to the Health Care Reform Law, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 is 2.95% not including a further reduction of 2% anticipated from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011 which went into effect for dates of service on or after April 1, 2013.  Reductions made by the Congressional sequester are applied to total claims payments made.  While these reductions do not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.  In 2014, the total fee cut to the CLFS will be 2.55% plus another 2% that will again take effect from the sequester on April 1, 2014.

We cannot be certain that these or future changes will not affect payment rates in the future.  We also cannot predict whether future healthcare initiatives will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. The taxes imposed by the new federal legislation, cost reduction measures and the expansion in government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursements by payors for our products or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Change in the billing and/or reimbursement procedures by the federal government could affect our ability to be paid as we have in the past for services rendered.

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

Effective July 1, 2012, CMS eliminated an exemption that had been in place since 1999, which allowed commercial laboratories to bill for certain diagnostic tests performed on in-patient and certain outreach recipients by commercial laboratories.  From 1999 through July 1, 2012, commercial laboratories were allowed to bill CMS for such tests despite the fact that the recipient was a hospital patient as long as the hospital had been submitting such tests for diagnosis to commercial laboratories prior to 1999.  Upon termination of the exemption, we were required to find out from the hospital submitting the test whether the recipient’s bill for diagnostic testing will be reimbursed by the hospital or should be billed to CMS.  We have systems in place to manage this change, but these systems are dependent upon our getting proper information from the hospital clients.

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

The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The Health Care Reform Law includes provisions, such as the creation of healthcare exchanges, which may encourage healthcare insurance plans to increase exclusive contracting.

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

Our industry is characterized by intense competition. Our major competitors in the New York metropolitan super-region, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships with their customers and third-party payors. We cannot assure you that we will be able to compete successfully with such entities in the future.

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

Our failure or the failure of third-party payors or physicians to comply with ICD-10-CM Code Set, and our failure to comply with other emerging electronic transaction standards could adversely impact our business.

We are within the assessment and inventory phase to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. Compliance with the ICD-10-CM Code Set is currently required to be in place by October 1, 2014. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. Our failure or the failure of third party payors or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

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

We may become subject in the ordinary course of business to material legal action related to, among other things, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers requesting comment on allegations of billing irregularities that are brought to their attention through billing audits or third parties. Legal actions could result in substantial monetary damages as well as damage to our reputation with clients, which could have a material adverse effect upon our business.

We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.

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

If patent regulations or standards are modified, such changes could have a negative impact on our business.

From time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress or the U.S. Patent and Trademark Office, USPTO, may change the standards of patentability and validity and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test in countries where we did not apply for patents or where our patents have not issued and compete with us in those countries, including encouraging the use of their test by physicians or patients in other countries.

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. A suit brought by multiple plaintiffs, including the American Civil Liberties Union, or ACLU, against Myriad Genetics, or Myriad, and the USPTO involves certain of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. The Federal Circuit issued a written decision on July 29, 2011 that reversed the U.S. District Court for the Southern District of New York holding instead that the breast cancer genes are patentable subject matter. Subsequently, on March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative v. Prometheus Laboratories, or Prometheus, a case involving patent claims directed to optimizing the amount of drug administered to a specific patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying correlations to allow the processes they describe to qualify as patent-eligible processes that apply natural laws.  The Supreme Court subsequently granted certiorari in the Myriad case, vacated the judgment, and remanded the case back to the Federal Circuit for further consideration in light of their decision in the Prometheus case.  The Federal Circuit issued a decision on August 16, 2012, reaffirming its earlier decision.

On July 3, 2012, the USPTO issued a memorandum to patent examiners providing guidelines for examining process claims for patent eligibility in view of the Supreme Court decision in Prometheus.  The guidance indicates that claims directed to a law of nature, a natural phenomenon, or an abstract idea that do not meet the eligibility requirements should be rejected as non-statutory subject matter.  We cannot assure you that our patent portfolio will not be negatively impacted by the decision described above, rulings in other cases or changes in guidance or procedures issued by the USPTO.

The Supreme Court granted ACLU’s petition for a writ of certiorari and issued a decision on June 13, 2013.  In the ruling, the Supreme Court held that claims to “isolated” DNA molecules and the information they encode are not patent eligible, whereas DNA, not a “product of nature,” is patent eligible.  On July 12, 2013, Senator Patrick Leahy wrote to the National Institutes of Health, or NIH, urging that the NIH take the extremely unusual step of exercising its “march in” rights to force Myriad to license certain patents to others on “reasonable” terms due to the public health and cost considerations.

Congress directed the USPTO to study effective ways to provide independent, confirming genetic diagnostic test activity where gene patents and exclusive licensing for primary genetic diagnostic tests exist.  This study will examine the impact that independent second opinion testing has on providing medical care to patients; the effect that providing independent second opinion genetic diagnostic testing would have on the existing patent and license holders of an exclusive genetic test; the impact of current practices on testing results and performance; and the role of insurance coverage on the provision of genetic diagnostic tests.  The USPTO was directed to report the findings of the study to Congress and provide recommendations for establishing the availability of independent confirming genetic diagnostic test activity by June 16, 2012. In August 2012, the Department of Commerce advised the House and Senate Judiciary Committee leadership that given the complexity and significant policy implications, that further review, discussion and analysis are required before a final report can be submitted to Congress. To that end, the USPTO held an additional public hearing in late fall 2012, plans to review the comments received during the last year, and then plans to finalize its recommendations to Congress. It is unclear whether the results of this study will be acted upon by the USPTO or result in Congressional efforts to change the law or process in a manner that could negatively impact our patent portfolio or our future research and development efforts.

In addition, the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in 2011, includes a number of significant changes to U.S. patent law.  These include changes to transition from a “first-to-invent” system to a “first-to-file” system, changes to the way issued patents are challenged and changes to the way patent applications are disputed during the examination process. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The USPTO has developed new regulations and procedures to govern the full implementation of the America Invents Act, and many of the substantive changes to patent law associated with the Act, and in particular the first to file provisions, which became effective in March 2013.  Substantive changes to patent law associated with the Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the America Invents Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents, all of which could have a material adverse effect on our business.

We are facing, and may in the future face, intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

In October 2013, a lawsuit was filed against us by Myriad Genetics alleging we are infringing upon their intellectual property by offering OncoGeneDx, our comprehensive series of inherited cancers testing, including testing for BRCA1/2.  We may from time to time receive additional notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights. Some of these additional claims may also lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks or the validity of our patents, will not be asserted or prosecuted against us.

                                                We may also initiate claims to defend our intellectual property or to seek relief on allegations that we use, sell, or offer to sell technology that incorporates third party intellectual property.  Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition.  If there is a successful claim of infringement against us, we may be required to pay substantial damages (including treble damages if we were to be found to have willfully infringed a third party’s patent) to the party claiming infringement, develop non-infringing technology, stop selling our tests or using technology that contains the allegedly infringing intellectual property or enter into royalty or license agreements that may not be available on acceptable or commercially practical terms, if at all.  Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.

It is possible that a third party or patent office might take the position that one or more patents or patent applications constitute prior art in the field of genomic-based diagnostics. In such a case, we might be required to pay royalties, damages and costs to firms who own the rights to these patents, or we might be restricted from using any of the inventions claimed in those patents.

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

Discontinuation or recalls of existing testing products, failure to develop, or acquire, licenses for new or improved testing technologies; or our clients using new technologies to perform their own tests could adversely affect our business.

From time to time, manufacturers discontinue or recall reagents, test kits or instruments used by us to perform laboratory testing. Such discontinuations or recalls could adversely affect our costs, testing volume and revenue.

The clinical laboratory industry is subject to changing technology and new product introductions. Our success in maintaining a leadership position in genomic and other advanced testing technologies will depend, in part, on our ability to develop, acquire or license new and improved technologies on favorable terms and to obtain appropriate coverage and reimbursement for these technologies. We may not be able to negotiate acceptable licensing arrangements and it cannot be certain that such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our esoteric testing operations, our testing methods may become outdated when compared with our competition and testing volume and revenue may be materially and adversely affected.

In addition, advances in technology may lead to the development of more cost-effective technologies such as point-of-care testing equipment that can be operated by physicians or other healthcare providers in their offices or by patients themselves without requiring the services of freestanding clinical laboratories. Development of such technology and its use by our clients could reduce the demand for our laboratory testing services and negatively impact our revenues.

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

Our operations were adversely impacted by the effects of Hurricane Sandy, and may be adversely impacted by other extreme weather conditions, natural disasters, health pandemics, hostilities or acts of terrorism or other criminal activities from time to time. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services. The occurrence of any such event and/or a disruption to our operations as a result may adversely impact our results of operations.

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

As of October 31, 2013, we had approximately $30,302 million of debt outstanding.  Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

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

The trading price of our common stock on the NASDAQ Global Select Market has fluctuated significantly in the past. During the period from November 1, 2010 through October 31, 2013, the trading price of our common stock fluctuated from a high of $33.46 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Item 1B. - Unresolved Staff Comments

None.

Item 2.         -Properties.

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2012.

Location	Purpose	Type of Occupancy
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Houston, TX	Pathology Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased
Campbell, CA	Main Laboratory	Leased
Miami, FL	Main Laboratory	Leased
Melbourne, FL	Main Laboratory	Leased

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

Item 3. - Legal Proceedings

In the normal course of business, we have been named, from time to time, as a defendant in various legal actions, which may include lawsuits alleging negligence or other similar legal claims, which could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, and could have an adverse impact on our client base and reputation.  We may also be involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding our business.  In addition, as a health care provider and in connection with health care billing-related products, the Company may also be named from time to time in suits brought under the qui tam provisions of the False Claims Act and comparable state laws in which allegations may be made that the Company has submitted or cause to be submitted false claims in connection with claims for payment from federal or state health care programs.  In addition, the Company may, from time to time, receive subpoenas from state agencies and from the Office of the Inspector General of the U.S. Department of Health and Human Services seeking documents relating to the Company’s billing-related activities.  These types of legal proceedings could result in adverse judgments, including substantial monetary settlements, significant fines and penalties, as well as injunctions or other relief.

BioReference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey

On December 18, 2013, the Company filed an action in the Superior Court of New Jersey against Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), captioned BioReference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen Cnty.).  The Company asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud against Horizon relating to the Ancillary Services Provider Agreement entered into by the parties in 2003 and amended in 2007.  More specifically, the central claims in the lawsuit arise from the Company’s performance of laboratory services since at least 2008 for members of Horizon’s NJ DIRECT plan, who receive benefits under a program that Horizon has bid, promoted, and represented to be a PPO product for New Jersey state, county, and municipal workers and teachers.  The lawsuit alleges that, despite these representations, Horizon has been improperly treating NJ DIRECT as a Managed Care program in its dealings with the Company, thereby costing the Company more than $20,000,000 in unreimbursed services and depriving state beneficiaries of valuable rights and benefits to which they are entitled.  In addition to compensatory damages, the Company seeks to recover punitive damages from Horizon due to Horizon’s intentional and malicious misconduct.  The Company also seeks declaratory and injunctive relief.  Horizon’s response to the Company’s complaint is currently due on or before January 22, 2014.  The lawsuit has been placed on a pretrial discovery schedule.  The Company intends to vigorously prosecute its claims against Horizon.

Univ. Utah Research Foundation et al. v. GeneDx, Inc., Case No. 2:13-CV-00954-RJS (D. Utah)

On October 16, 2013, University of Utah Research Foundation, the University of Pennsylvania, the Hospital for Sick Children, Endorecherche, Inc., and Myriad Genetics, Inc., filed a civil complaint against GeneDx, , in the United States District Court for the District of Utah, Central Division in Salt Lake City, Utah. The complaint alleges that certain genetic tests offered by GeneDx infringe, willfully infringe, contribute to the infringement of, and/or induce others to infringe a number of issued U.S. patents. The plaintiffs seek, among other relief, injunctive relief, unspecified compensatory damages, destruction of infringing products, accounting for unjust enrichments, attorneys’ fees, and costs.

On December 9, 2013, GeneDx, timely served and filed an answer to the plaintiffs’ complaint denying the plaintiffs’ claims and asserted affirmative defenses and counterclaims for invalidity of the asserted patents. GeneDx, Inc. is defending by alleging non-infringement and invalidity of the patents-in-suit, and is seeking attorneys’ fees and costs on the counterclaims. On December 23, 2013, the plaintiffs filed a reply to the counterclaims denying them and the requested relief. The case is currently in the very early stages. No schedule has been set and discovery has not begun. Plaintiffs are also in litigation with industry competitors and are attempting to consolidate the actions in the District of Utah through the United States Judicial Panel on Multidistrict Litigation (MDL No. 2510).  We intend to vigorously defend ourselves in this matter.

Item 4. — Mine Safety Disclosure

Not Applicable.

PART II

Item 5. -  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed for trading on The NASDAQ Global Select Market under the symbol “BRLI.”

The following table sets forth the range of high and low closing prices on the NASDAQ Stock Market for our Common Stock for the periods indicated.

Fiscal Year	Prices ($)
2012	High	Low
First Quarter (11/1/2011-1/31/2012)	19.86	12.03
Second Quarter (2/1/2012-4/30/2012)	24.18	18.93
Third Quarter (5/1/2012-7/31/2012)	28.12	18.38
Fourth Quarter (8/1/2012-10/31/2012)	32.42	25.10

2013	High	Low
First Quarter (11/1/2012-1/31/2013)	31.05	24.68
Second Quarter (2/1/2013-4/30/2013)	28.22	23.58
Third Quarter (5/1/2013-7/31/2013)	31.90	25.25
Fourth Quarter (8/1/2013-10/31/2013)	33.46	25.78

On January 3, 2014 the last sale price for the Common Stock on NASDAQ was $24.76 per share.

Stockholders

At January 3, 2014, the number of record owners of the Common Stock was 270. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Recent Sales of Unregistered Securities

In 2010, we entered into an employment agreement with Wendy Chung.  Upon execution of the employment agreement, 11,432 shares of Common Stock were issued to Ms. Chung and another 34,293 shares were held in escrow, to be released subject to certain terms and conditions set forth in the employment agreement.  Certain terms and conditions of the employment agreement were met as of December 1, 2011 and on February 3, 2012, another 11,431 shares of Common Stock were delivered to Ms. Chung.  The terms and conditions of Ms. Chung’s employment agreement were met again on December 1, 2012 and, on December 14, 2012, another 11,431 shares of Common Stock were delivered to her.  On December 1 2013 Ms Chung yet again met the terms of her employment agreement and the final 11,431 shares of our common stock were delivered to her.

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from November 1, 2008, through October 31, 2013 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of eight companies during that same period.

Peer Group
Covance Inc
Enzo Biochem Inc.
Genomic Health Inc
Laboratory Corporation of America Holdings
Myriad Genetics Inc
Neogenomics Inc
Quest Diagnostics Inc
Response Genetics Inc

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, in the peer group, and in the index on October 31, 2008 and its relative performance tracked through October 31, 2013. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference therein.

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

The historical consolidated financial data for the years ended October 31, 2013, 2012, and 2011, 2010 and 2009 has been derived from our audited consolidated financial statements.  The historical consolidated financial data for the years ended October 31, 2009 and 2010, has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

We believe that the comparability of our financial results between the periods presented in the table below is significantly impacted by factors which are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.

All comparisons to prior periods are adjusted in accordance with the Accounting Standards Update 2011-7 under Topic 954 of FASB codification.  The appended table reflects the adjustments for the prior period.

	Fiscal Years Ended October 31,
	2013	2012	2011	2010	2009
	[In Thousands Except Per Share Data]
Operating Data:
Net Revenues	$715,354	$614,255	$522,081	$424,559	$336,895
Cost of Services	392,815	337,644	287,853	232,252	183,524
Gross Profit	322,539	276,611	234,228	192,307	153,371
General and Administrative Expenses	240,566	200,480	174,454	143,929	115,049
Income From Operations	81,973	76,131	59,774	48,378	38,322
Other Expenses [Income] - Net	876	1,615	-5,072	1,415	-267
Provision for Income Tax Expense	35,272	32,360	28,487	20,582	16,739
Net Income	$45,825	$42,156	$36,359	$26,381	$21,850
Net Income Per Share - Basic	$1.65	$1.52	$1.30	$0.95	$0.79
Net Income Per Share - Diluted	$1.65	$1.51	$1.29	$0.94	$0.78
Other Data:
Net Cash - Operating Activities	$17,662	$53,098	$30,946	$14,305	$24,366
Net Cash - Investing Activities	$(44,113)	$(21,390)	$(15,542)	$(18,411)	$(10,807)
Net Cash - Financing Activities	$19,260	$(29,056)	$(11,170)	$5,790	$(9,260)

	As of October 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total Assets	$421,528	$312,347	$283,259	$244,131	$197,390
Total Long-Term Liabilities	$14,382	$13,626	$10,978	$8,405	$8,378
Total Liabilities	$149,934	$85,100	$93,492	$91,743	$72,867
Working Capital	$161,116	$151,625	$124,266	$89,459	$75,984
Shareholder’s Equity	$271,594	$227,247	$189,767	$152,388	$124,523

Item 7. -  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On December 21, 2012, the Company entered into an agreement with Meridian Clinical Laboratory Corporation, a Florida corporation having its place of business in Miami, Florida (“Meridian”), pursuant to which the Company purchased all issued and outstanding common stock of Meridian for approximately $1,848 of which $250 is deferred for one year.

On December 31, 2012, Bio-Reference Laboratories, Inc. (the “Company”) entered into an agreement with Florida Clinical Laboratory, Inc., a Florida corporation having its place of business in Melbourne, Florida (“FCL”), pursuant to which the Company purchased all issued and outstanding shares of capital stock of FCL for approximately $7,016, of which $1,000 is deferred for eighteen months assuming certain conditions are met.

On August 7, 2013 the Company purchased substantially all of the operating assets and certain of the operating liabilities of Hunter Laboratories, Inc., (“Hunter”) a California corporation having its principal place of business in Campbell, California.  The gross purchase price was $15,215 plus payroll adjustment of $111 totaling $15,326.  Of that amount $3,000 was deferred to cover anticipated pre closing liabilities.

On August 20, 2013 the Company through its subsidiary GeneDx, Inc.  purchased the entire membership interest in Edge BioServ, LLC, (“Edge Bio”) a Delaware limited liability company having its place of business in Gaithersburg, Maryland.  The gross purchase price was approximately $2,502.  Of that $375 was deferred to cover anticipated pre closing liabilities.

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

Results of Operations

All comparisons to prior periods are adjusted in accordance with the Accounting Standards Update 2011-7 under Topic 954 of FASB codification.

Fiscal Year 2013 Compared to Fiscal Year 2012

NET REVENUES:

Net revenues for the year ended October 31, 2013 were $715,354 as compared to $614,255 for the year ended October 31, 2012; this represents a 16% increase in net revenues. This increase is due to a 10% increase in patients serviced and a 6% increase in net revenue per patient. Our laboratory operations had net revenues of $709,592 in fiscal 2013 and $609,763 in fiscal 2012.

The number of patients serviced during the year ended October 31, 2013 was 8,549, which was 10% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2013 was $83.00 compared to net revenue per patient for the year ended October 31, 2012 of $78.16, an increase of 6% as a result of increases in esoteric testing.

Despite continued strong volume growth, the Company believes there is an ongoing recalibration of reimbursement for the industry, which has resulted in substantial downward pressure from many payers regarding reimbursement in FY13.  Over the past year, the Company has had to negotiate contract modifications to reimbursement rates, conditions of payment and / or eligibility with dozens of health plans representing a substantial numbers of lives nationwide; most of these changes became effective toward the end of FY13 and especially in Q4FY13.

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

COST OF SERVICES:

Cost of services for the year ended October 31, 2013 was $392,815 as compared to $337,644 for the year ended October 31, 2012, an increase of 16% as compared to a 16% increase in net revenues.  This is basically in line with the increase in our net revenues.

GROSS PROFIT:

Gross profit on net revenues increased to $322,539 for the year ended October 31, 2013 from $276,611 for the year ended October 31, 2012; an increase of $45,928 (17%), primarily attributable to the increase in net revenues. Gross profit margins remained consistent at 45% from fiscal 2012 to fiscal 2013.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2013 were $240,566 as compared to $200,480 for the year ended October 31, 2012, an increase of $40,086 or 20%.  This increase is slightly more than the increase in net revenues due to additional bad debt expenses the Company recorded as the result of the ongoing reimbursement changes in the marketplace.  We expect this trend to continue in the near future.

INTEREST EXPENSE:

Interest expense increased from $1,455 during the year ended October 31, 2012 to $1,606 during the year ended October 31, 2013; an increase of $151 or 10%. This increase is due to an increase in utilization of the PNC Bank line of credit.  Management believes that this trend will continue in the near term.

NET INCOME:

We realized net income of $45,825 for the twelve month period ended October 31, 2013 as compared to $42,156 for the twelve month period ended October 31, 2012, an increase of 9%.

Pre-tax income for the period ended October 31, 2013 was $81,097, as compared to $74,516 for the period ended October 31, 2012, an increase of $6,581 (9%) and was caused primarily by an increase in net revenues.  The provision for income taxes increased from $32,360 for the period ended October 31, 2012, to $35,272 (9%) for the current twelve month period.

During this fiscal year the Company received a refund of $1,062 for its New York State clinical laboratory inspection fee that was included in other income.

Our diluted net income per share went from $1.51 in fiscal 2012 to $1.65 in fiscal 2013.

Fiscal Year 2012 Compared to Fiscal Year 2011

NET REVENUES:

Net revenues for the year ended October 31, 2012 were $614,255 as compared to $522,081 for the year ended October 31, 2011; this represents an 18% increase in net revenues. This increase is due to a 16% increase in patients serviced and a 2% increase in net revenue per patient. Our laboratory operations had net revenues of $609,763 in fiscal 2012 and $517,721 in fiscal 2011.

The number of patients serviced during the year ended October 31, 2012 was 7,801, which was 16% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2012 was $78.16 compared to net revenue per patient for the year ended October 31, 2011 of $76.82, an increase of 2% as a result of increases in esoteric testing.

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

GROSS PROFIT:

Gross profit on net revenues increased to $276,611 for the year ended October 31, 2012 from $234,229  for the year ended October 31, 2011; an increase of $42,382 (18%), primarily attributable to the increase in net revenues. Gross profit margins remained consistent at a rate of 45% from fiscal 2011 to fiscal 2012.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2012 were $200,480 as compared to $174,454 for the year ended October 31, 2011, an increase of $26,026 or 15%.  This is basically in line with the increase in net revenues.  We expect this trend to continue in the near future.

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

Our diluted net income per share went from $1.29 in fiscal 2011 to $1.51 in fiscal 2012.

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

Liquidity and Capital Resources

Our working capital at October 31, 2013 was approximately $161,116 as compared to approximately $151,625 at October 31, 2012, an increase of $9,491 (6%). Our cash position decreased by approximately $7,191 during the current twelve month period. We increased our short term borrowing by approximately $26,139 and decreased our long term debt by approximately $435.  We had current liabilities of approximately $133,762 at October 31, 2013. We generated approximately $17,662 in cash from operations, a decrease of approximately $35,436 as compared to the year ended October 31, 2012.

The decrease is primarily due to slower cash collections. These slower collections are, in the opinion of management, attributable first in part to the expired “grandfather” provision, a rule that allowed us to bill Medicare directly for in hospital laboratory work that was performed on Medicare patients even though the patient was in the hospital at the time the service was rendered. This exemption expired at the end of 2012 and starting in 2013 we were required to bill the hospital directly for such laboratory work instead of billing Medicare for it. As a consequence of this change collection cycle has increased and in some cases prices may have decreased. The second reason for slower collection, in our opinion, involves changes in the molecular coding around the country by Medicare and in some cases Medicaid, who have simply stopped paying at all for these molecular tests. These reimbursement levels are set my CMS. With regard to payments by Medicare, there still remain many of these tests whose reimbursement has not been determined by the carrier. Another reason for slower collections is the change in the Blue Cross Blue Shield (“BCBS”) reimbursement practices whereby instead of billing BCBS for all of the laboratory services preformed nationwide on one bill we are now required to bill each local BCBS only for the services preformed based on the location where a patient’s sample was drawn. This new practice, also effective in 2013, significantly increased the complexity of our BCBS billing and collection processes. In many cases billings were delayed for some time until prices were loaded in the various systems around the country. Lastly, slower collections occurred due to a dispute with Horizon Blue Cross Blue Shield of New Jersey (“Horizon BCBSNJ”) concerning Horizon BCBSNJ’s obligation to pay Bio-Reference with respect to certain of its insurance plans.  Please see “Legal Proceedings” above.  .

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $206,261 at October 31, 2013, an increase of approximately $53,014 from October 31, 2012, or 35%. This increase was primarily attributable to increased revenue and slowdown in the collection cycle.  Cash collected over the twelve month period ended October 31, 2013 increased 11% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	($)
	Year Ended
	October 31,
	2013	2012	2011
Gross Service Revenues	3,524,108	3,052,431	2,482,349

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	354,638	320,697	293,874
All Other Third Party Payors*	2,393,872	2,070,073	1,629,833
Total Contractual Adjustments and Discounts	2,748,510	2,390,770	1,923,707
Service Revenues Net of Contractual Adjustments and Discounts	775,598	661,661	558,642
Patient Service Revenue Provision for Bad Debts**	60,244	47,406	36,561
Net Revenues	715,354	614,255	522,081

Percent of Contractual Allowances, Discounts and Patient Service Provision for Bad Debts to Gross Revenue.	79.7%	79.9%	79.0%

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

					($)
					FY 2013
	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	12,723	18%	12,934	18%	11,244	15%	35,367	49%	72,269	100%
Medicare	35,783	45%	12,801	16%	4,732	6%	25,841	33%	79,158	100%
Medicaid	5,625	20%	4,377	15%	4,321	15%	14,145	50%	28,469	100%
Pro Bill	16,103	51%	6,162	20%	3,085	10%	6,140	19%	31,491	100%
Commercial Insurance	196,097	46%	59,571	14%	33,559	8%	137,204	32%	426,432	100%
Total	266,332	42%	95,847	15%	56,942	9%	218,698	34%	637,819	100%

	($) FY 2012
	30 DAYS	%	60 DAYS	%	90 DAYS	%	>90 DAYS	%	TOTAL	%
Self Pay	9,620	18%	10,633	20%	9,474	18%	24,202	44%	53,929	100%
Medicare	25,898	56%	6,550	14%	2,992	6%	11,186	24%	46,626	100%
Medicaid	4,881	23%	3,804	18%	3,829	18%	8,714	41%	21,228	100%
Pro Bill	17,697	64%	4,706	17%	1,771	6%	3,657	13%	27,832	100%
Commercial Insurance	154,294	47%	53,097	17%	24,752	8%	88,747	28%	320,889	100%
Total	212,390	45%	78,790	17%	42,818	9%	136,507	29%	470,505	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2012 and 2013 were 86 and 100, respectively, an increase of approximately 16%, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has increased to 34% as of October 31, 2013 as compared to 29% as of October 31, 2012, an increase of 5%.

See Note 5 and Note 6 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2013 was 3.50% and as of October 31, 2012 was approximately 3.25%.

We intend to expand our laboratory operations through aggressive marketing an while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

Subsequent to our year end, on December 19, 2013 the Company approved a new stock repurchase program authorizing buyback of up to 2,000,000 shares of Common Stock in the over the counter market at prevailing market prices through October 31, 2015.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 31, 2013:

	Total	FY 2014	FY 2015	FY 2016	FY 2017	FY 2018 and thereafter
Long-Term Debt	4,163	486	518	551	585	2,023
Capital Leases	16,846	5,622	4,630	3,727	2,192	675
Operating Leases	14,847	9,015	2,556	1,509	558	1,209
Purchase Obligations	45,556	12,505	11,938	10,854	6,559	3,700
Long-Term Liabilities under Employment and Consultant Contracts	16,860	5,169	3,873	3,657	2,918	1,243

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

Our cash balances at October 31, 2013 totaled approximately $17,952 as compared to approximately $25,143 at October 31, 2012.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2014.

Off-Balance Sheet Arrangements

As of October 31, 2013, we did not have any off-balance sheet items.

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

Accounting for Intangible and Other Long-Lived Assets

We evaluate the possible impairment of our long-lived assets, including intangible assets on annual basis or earlier if events or changes in circumstances occur that indicate that the carrying value of the asset(s) may not be recoverable. The Company assessed qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test have occurred and determined that no such events had occurred.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.  No impairment loss was recognized in the years ended October 31, 2013, 2012 and 2011.

Accounting for Revenue

Service revenues are principally generated from laboratory testing services including chemical diagnostic tests such as blood analysis, urine analysis and genetic testing among others. Service revenues are recognized at the time the testing services are performed and are reported at their estimated net realizable amounts.

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses.  The majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburse BRLI directly.  In the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends This process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed. The table below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations.

	($)
	Year Ended
	October 31,
	2013	2012	2011
Gross Service Revenues	3,524,108	3,052,431	2,482,349

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	354,638	320,697	293,874
All Other Third Party Payors*	2,393,872	2,070,073	1,629,833
Total Contractual Adjustments and Discounts	2,748,510	2,390,770	1,923,707
Service Revenues Net of Contractual Adjustments and Discounts	775,598	661,661	558,642
Patient Service Revenue Provision for Bad Debts**	60,244	47,406	36,561
Net Revenues	715,354	614,255	522,081

Percent of Contractual Allowances, Discounts and Patient Service Provision for Bad Debts to Gross Revenue.	79.7%	79.9%	79.0%

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

	($)
	October 31,	October 31,
	2013	2012

Contractual Credits/Discounts	342,297	267,921
Doubtful Accounts	89,261	51,274
Total Allowance	431,558	319,195

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

We do have exposure to both rising and falling interest rates. At October 31, 2013, advances of approximately $26,139under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at October 31, 2013 was approximately $143and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $22.  However we expect to utilize the credit line in the future and we thus expect exposure to short term interest rates changes that will depend on the utilization rate at the time.

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

(b)         Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

MSPC, Certified Public Accountants and Advisors, A Professional Corporation, an independent registered public accounting firm, has audited the Consolidated Financial Statements included in this Annual Report on Form l0-K and, as part of their audit, has issued its attestation report, included herein, on the effectiveness of our internal control over financial reporting. See “Report of Independent Registered Public Accounting Firm” included in this filling.

(c)          Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. -  Other Information

None.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information with respect to each of our directors and executive officers.

Name	Age	Position

Marc D. Grodman, M.D	62	Chairman of the Board, President, Chief Executive Officer and Director

Howard Dubinett	62	Executive Vice President, Chief Operating Officer and Director

Sam Singer	70	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Director

Joseph Benincasa(a)(c)(e)	64	Director

Harry Elias(a)(c)(e)	83	Director

Gary Lederman, Esq. (b)(c)(e)	79	Director

John Roglieri, M.D. (a)(d)(e)	74	Director

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and the Nasadq Listing Rules.  The Audit Committee is comprised of Gary Lederman (Chairman), Joseph Benincasa, Harry Elias and John Roglieri. Our Board has determined that Mr. Lederman is an audit committee financial expert within the meaning of the applicable rules of the SEC and the NASDAQ Stock Market.

Code of Ethics

Our Code of Ethics is applicable to our senior management, as well as our key financial and accounting personnel. It has been designed to deter wrongdoing and to promote:

honest and ethical conduct including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

full, fair, accurate, timely and understandable disclosure in our public communications and reports filed with the SEC;

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

The Code of Ethics is available on our internet Web site (www.bioreference.com) and will be provided in print without charge to any stockholder who submits a request in writing to Bio-Reference Laboratories, Inc. Investor Relations, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s Web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, or representations that no Forms 5 were required, we believe that with respect to fiscal 2013, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. — Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the fiscal years ended October 31, 2011, 2012 and 2013 to our named executive officers (“NEOs”).  Our NEOs for fiscal 2013 are Marc D. Goodman, our President and Chief Executive Officer; Howard Dubinett, our Executive Vice President and Chief Operating Officer; and Sam Singer, our Senior Vice President and Chief Financial Officer.  This table does not include any amount for our group life, health, hospitalization or medical reimbursement plans, if any, as such benefits do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)(1)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total($)

Marc D. Grodman M.D.,	2013	1,136,700	70,000	0	0	0	0	233,832	1,444,532
President and Chief	2012	1,092,933	70,000	0	0	131,152	0	245,359	1,539,444
Executive Officer	2011	1,059,044	1,321,241	0	0	63,543	0	229,638	2,673,466

Howard Dubinett,	2013	449,200	0	0	0	0	0	45,685	494,885
Executive Vice President and	2012	431,911	100,000	0	0	51,829	0	42,474	626,214
Chief Operating Officer	2011	418,518	0	0	0	25,111	0	45,044	488,673

Sam Singer,	2013	449,200	0	0	0	0	0	47,145	496,345
Senior Vice President and	2012	431,911	300,000	0	0	51,829	0	48,998	832,738
Chief Financial Officer	2011	418,518	110,000	0	0	25,111	0	45,087	598,716

(1) The amounts shown in this column for fiscal 2013 represent (i) with respect to Dr. Grodman, a cash bonus of $70,000 paid in connection with his payment of the premium costs for an insurance policy owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement among the Company, Dr. Grodman and an Insurance Trust established by Dr. Goodman (“Premium Payments”).  The amounts shown in this column for fiscal 2012 represent (i) with respect to Dr. Grodman, a cash bonus of $70,000 paid in connection with his Premium Payments; and (ii) with respect to Mr. Singer and Mr. Dubinett, a one-time cash bonus for their entering into new employment contracts during the year.  The amounts shown in this column for fiscal 2011 represent (i) with respect to Dr. Grodman, cash bonuses of $1,202,241 and $119,000 paid in connection with his payment of Premium Payments; and (ii) with respect to Mr. Singer, a one-time cash bonus for his activity in the collection of $6.7 million sales tax refund from the State of New Jersey.

(2) The amounts shown in this column represent amounts earned under the Senior Management Incentive Bonus Plan adopted by the Compensation Committee for the applicable fiscal year.  No payments were made to NEOs pursuant to the 2013 Senior Management Incentive Bonus Plan.

(3) The amounts in the “All Other Compensation” column for fiscal 2013 are detailed below.

Name	Personal Use of Company Leased Automobile ($)(a)	Personal Use of Company Airplane ($) (a)	Life Insurance Premium ($)(b)	401(k) Plan Contribution ($)	Total ($)
Marc D. Grodman	27,247	5,585	200,000	1,000	233,832
Howard Dubinett	19,685	0	25,000	1,000	45,685
Sam Singer	21,145	0	25,000	1,000	47,145

(a) Represents our aggregate incremental costs for personal use of a Company leased automobile or the Company’s aircraft, as applicable.

(b) See “Split Dollar Life Insurance” below.

GRANTS OF PLAN-BASED AWARDS

This table provides information regarding awards that could be granted to our NEOs under the 2013 Senior Management Incentive Bonus Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Maximum ($)
Marc D. Grodman M.D.	45,468	170,505

Howard Dubinett	17,968	67,380

Sam Singer	17,968	67,380

(1) The amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of the performance goals for fiscal 2013 under the 2013 Senior Management Incentive Bonus Plan.  These cash incentive awards were granted with no specified target level, as defined under SEC Regulation S-K, rule 402(d).

Employment Agreements with NEOs

Dr. Grodman

On December 31, 2010, the Company executed an employment agreement with Dr. Grodman (the “Grodman Contract”), employing him as President and Chief Executive Officer through October 31, 2017. The Grodman Contract is automatically renewable for one additional two year period subject to the right of either party to elect not to renew at least four months prior thereto. The Grodman Contract provides Dr. Grodman with a minimum annual base compensation of $1,059,044, subject to annual percentage increases based on the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Dr. Grodman’s minimum annual base compensation for fiscal 2012 as determined by the Compensation Committee was $1,092,933 and for fiscal 2013 is $1,136,700. Under the Grodman Contract we agreed to lease and insure an automobile for his benefit and agreed to provide him with access for personal use our airplane, which use will be taxable to him. The Grodman Contract also provides Dr. Grodman with participation rights in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The Grodman Contract provides that in the event of Dr. Grodman’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 36 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Dr. Grodman incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Dr. Grodman’s termination due to his death, the Company will pay his estate a death benefit equal to 24 times his monthly base compensation in effect at the date of his death, paid over 24 months. Under the Grodman Contract we may terminate Dr. Grodman’s employment for “Cause” and Dr. Grodman has the right to terminate his employment for “Good Reason”. If he terminates for Good Reason he will be entitled to continuation of his base compensation and employee benefits through the end of the period he otherwise would have been employed under the Grodman Contract.

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

Potential Payments Upon Termination or Change in Control as of October 31, 2013

The following table sets out the estimated payments that would have been paid to each of our NEOs upon termination of employment due to Death, for Good Reason or following a Change in Control in accordance with their employment agreements as described above as in effect, and in each case assuming such termination had occurred, as of October 31, 2013.  We have calculated these estimated payments to meet SEC disclosure requirements. The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would receive in such circumstances. The table excludes compensation amounts accrued through October 31, 2013 that would be paid in the normal course of continued employment, such as accrued but unpaid base compensation, and vested account balances under our retirement plans that are generally available to all of our salaried employees.

	Base Compensation Continuation/ Lump Sum ($) (a)	Benefits Continuation ($) (b)	Total ($)
Marc D. Grodman M.D.
Good Reason	5,683,500	12,217	5,695,717
Death	2,273,400	0	2,273,400
Change in Control	3,398,733	0	3,398,733
Howard Dubinett
Good Reason	1,010,700	5,169	1,015,869
Death	449,200	0	449,200
Change in Control	1,343,108	0	1,343,108
Sam Singer
Good Reason	1,010,700	5,169	1,015,869
Death	449,200	0	449,200
Change in Control	1,343,108	0	1,343,108

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

Split-Dollar Life Insurance

We have established split-dollar life insurance programs for each of our NEOs under which we are entitled to receive the net cash surrender value of the policies.  We have entered into Endorsement Split-Dollar Life Insurance Agreements with each of the NEOs pursuant to which we have agreed to continue to pay the annual premiums on the policies during the period of the NEO’s full-time employment by the Company ($200,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies). In the case of Dr. Grodman, the insurance policy is a second-to-die policy on the lives of Dr. Grodman and his wife.  In the event of an NEO’s death while serving as a full-time employee of the Company, we will be entitled to receive that amount of the death proceeds equal to our interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the NEO to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the NEO’s designated beneficiaries. The premiums paid by the Company on such policies are approximately $250,000 at October 31, 2013. As of such date the aggregate net cash surrender value of the three policies was approximately $1,165,000 and is recorded on the books of the Company at such value.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our NEOs in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our NEOs in fiscal 2013.

Option Exercises and Stock Vested

At October 31, 2013, there were no outstanding options held by our NEOs or any of our directors. During fiscal 2013 no options were exercised by any member of the Board of Directors.

Director Compensation

During fiscal 2013, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $16,250. In addition, Gary Lederman as chairman of the Audit Committee, was compensated with an additional quarterly fee of $4,500. For his service as chairman of both the Nominating Committee and the Compensation Committee, John Roglieri M.D., was compensated with additional quarterly fees of $3,000 and $2,000, respectively.  No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2013.

Fiscal 2013 Director Name:	Fees Earned or paid in Cash ($)	Chairman Fees ($)		Total ($)
Joseph Benincasa	91,250	—		91,250
Harry Elias	91,250	—		91,250
Gary Lederman (a)	91,250	17,250	(a)	108,500
John Roglieri M.D (b)	91,250	18,750	(b)	110,000

(a) Chairman of the Audit Committee

(b) Chairman of the Nominating Committee and the Compensation Committee

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

We seek to maintain a uniform approach in how we compensate our NEOs.  Accordingly, as Dr. Grodman already owns a substantial equity interest in the Company and we believe that further equity compensation would not provide him with an effective incentive, we do not currently provide equity compensation to any of our NEOs.  Our compensation program for our NEOs therefore focuses primarily on the following cash based incentives:

(i)             Annual base compensation consisting of a set annual cash amount that is subject to annual increase based upon a review of the NEO’s and the Company’s performance and increases in the Consumer Price Index; and

(ii)          Participation in the annual Senior Management Incentive Bonus Plan (“Annual Bonus Plan”), which provides cash incentives based on the level of achievement of specific performance objectives.  We annually establish targets under the Annual Bonus Plan that are designed to assist in the Company’s profitability by encouraging a “team effort” that rewards participants based on the level of achievement of Company financial targets set by the Compensation Committee with no reward if minimum targets are not achieved.  Annual Bonus Plan targets were achieved with respect to fiscal 2011, fiscal 2012 so that bonuses were earned and paid to our NEOs under the Annual Bonus Plan for fiscal 2011 (the “2011 Bonus Plan”), the Annual Bonus Plan for fiscal 2012 (the “2012 Bonus Plan”). Annual Bonus Plan targets were not achieved with respect to fiscal 2013, so no bonuses were paid to our NEOs under the Annual Bonus Plan for fiscal 2013 (the “2013 Bonus Plan”). See “Senior Management Incentive Bonus Plan” herein.

Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual vote on executive compensation. At the 2013 Annual Meeting of Stockholders held in July 2013, 64.9% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as described in the proxy statement for the 2013 Annual Meeting of Stockholders. The Compensation Committee reviewed these final vote results and took them into account when considering its compensation decisions for fiscal 2014. The Compensation Committee determined that given the leadership role of the NEOs in the Company’s continued steady performance the Company’s executive compensation program remains appropriate and no changes were necessary. However, the Compensation Committee continues to review our executive compensation program consistent with the compensation goals set forth herein and will continue to consider the outcome of the stockholder votes on the annual executive compensation proposal when making future decisions regarding our executive officers.

Process for Determining Executive Compensation

Our Compensation Committee reviews and approves the annual base compensation and other compensation of our NEOs. Our Compensation Committee also establishes and reviews the achievement of performance goals and other matters relating to the Annual Bonus Plans.  There were no changes to our executive compensation structure in fiscal 2013.

In connection with its review of NEO compensation in fiscal 2012, the Compensation Committee considered an executive compensation study furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”) engaged by the Compensation Committee.  After taking into account the compensation paid to similar executive officers of a peer group of eleven publicly owned clinical testing laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory Corp. of America Holdings), CRI concluded that Dr. Grodman’s total direct compensation was then above the total direct compensation provided to the chief executive officers in the peer group, and that the total direct compensation provided to Messrs. Singer and Dubinett were below the total direct compensation provided to similar executive officers in the peer group.  Notwithstanding the report, the Compensation Committee believes that Dr. Grodman’s compensation level is reasonable as the current levels were determined based on a CRI report for fiscal 2011 which showed that Dr. Grodman’s total direct compensation was 20% below the peer group.

For 2012, CRI selected the following eleven peer group of publicly owned clinical testing laboratories to be used as a benchmark, most of which generally have revenue in a range of ½ to 2 times that of the Company, but was expanded to include companies with revenues of up to $8 billion:

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

Base Compensation

In accordance with the Grodman Contract, the Compensation Committee determined that Dr. Grodman’s base compensation be increased to $1,136,700 for fiscal 2013, which reflects a 4% increase based on increases in the Consumer Price Index.

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

Increases in Base Compensation for Each of

Mr. Dubinett and Mr. Singer Over the Prior Three Fiscal Years

Period	Amount ($)	Percentage Increase

Fiscal 2011	18,022	4%
Fiscal 2012	13,393	3%
Fiscal 2013	17,289	4%

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

Annual Bonus Plans for fiscal years 2013 and 2012

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

The Compensation Committee has at all times sought (and continues to seek) to provide a mechanism to reward outstanding efforts that enhance shareholder value.  The following is a description of the Annual Bonus Plan for fiscal 2012 (the “2012 Bonus Plan”) and fiscal 2013 (the “2013 Bonus Plan”).  The Compensation Committee has adopted an Annual Bonus Plan for fiscal 2014 that is substantially similar to the 2013 Bonus Plan and is attached hereto as Exhibit 10.5.  Any bonuses required to be paid under the provision of any Annual Bonus Plan is required to be paid to each participant on the pro-rata formula established upon the adoption of the plan and not at the discretion of the Compensation Committee.

2013 Bonus Plan

The 2013 Bonus Plan was based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2013, less any bonus, auto or airplane usage expense charge-back or other unearned revenue (“2013 Wages”)) based on the level of the Company’s achievement of total operating income (TOI) as a percentage of our net revenues for fiscal 2013 as follows:

If TOI is greater than or equal to:	and less than:	Bonus equal to the following percentage of the participant’s 2013 wages:
12.25%	12.75%	4%
12.75%	13.25%	6%
13.25%	13.75%	8%
13.75%	N/A	10%

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2013 Wages ) based on the percentage increase on a year over year basis in the Company’s operating income before interest and taxes (“OIBIT”) from fiscal 2012 to fiscal 2013, determined by subtracting the Company’s fiscal 2012 OIBIT from the Company’s fiscal 2013 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2012  to determine the percentage of change (“2013 PC”) , as follows:

If 2013 PC is greater than:	and less than:	Bonus equal to the following percentage of the participant’s 2013 Wages:
25.00%	30.00%	6%
30.00%	35.00%	9%
35.00%	40.00%	12%
40.00%	N/A	15%

Actual results under the 2013 Bonus Plan were as follows:

		Bonus equal to the following percentage of the participant’s 2013 Wages:
TOI as a percentage of our net revenues for fiscal 2013	11.46%	0%
2013 PC	7.67%	0%
Total Bonus Percentage:	—	0%

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

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2012 Wages ) based on the percentage increase on a year over year basis in the Company’s operating income before interest and taxes (“OIBIT”) from fiscal 2011 to fiscal 2012, determined by subtracting the Company’s fiscal 2011 OIBIT from the Company’s fiscal 2012 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2011  to determine the percentage of change (“2012 PC”) , as follows:

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

See Item 11 — the “Summary Compensation Table”, column (g) “Non-Equity Incentive Plan Compensation” as to the bonuses paid under the Senior Management Incentive Compensation Plan with respect to fiscal 2013 and 2012.

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

Compensation Committee Interlocks and Insider Participation

During fiscal 2013, the members of the Company’s Compensation Committee were:

John Roglieri M.D. — Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2013 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2013 with the Company’s Management, and

Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2013.

COMPENSATION COMMITTEE

By:	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias
Gary Lederman

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January, 2014 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	2,741,800	9.90%
Howard Dubinett(3)	365,138	1.32%
Sam Singer(4)	14,132	**
Joseph Benincasa	0	0%
Harry Elias	0	0%
Gary Lederman(5)	30,400	**
John Roglieri(6)	10,000	**
Executive Officers and Directors as a group (seven persons) (2)(3)(4)(5)(6)	3,161,470	11.42%

Black Rock, Inc(7) 40 East 52nd Street New York, NY 10022	1,859,554	6.71%

Jennison Associates LLC(9) 466 Lexington Avenue New York, NY 10017	2,583,152	9.3%

Riverbridge Partners LLC(11) 801 Nicollet Mall, Suite 600 Minneapolis, MN 55402	1,767,970	6.38%

The Vanguard Group (12) 100 Vanguard Blvd. Malvem, PA 19355	1,748,989	6.31%

Manulife Asset Management Limited(13) 200 Bloor Street East Toronto, ON, Canada M4W 1E5	2,146,944	7.75%

*	The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**	Less than one (1%) percent.

(1)	Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)

Includes 2,296,966 shares owned directly. 32,210 of these shares are pledged as security in a brokerage margin account. Also includes 145,834 shares owned directly by Dr. Grodman’s wife, Pam Grodman, and 200,000 shares held in trust for the benefit of Pam Grodman, and 99,000 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 444,834 shares.

(3)	Includes 365,138 shares owned directly. All of these shares are pledged as security in a brokerage margin account.

(4)

Includes 1,000 shares owned directly and 13,132 shares owned by trusts for the benefit of Mr. Singer and his family members, of which Nancy Kelly-Singer, Mr. Singer's wife, and Mr. Singer are co-trustees.

(5)	Includes 30,400 shares owned directly.

(6)	Includes 10,000 shares owned directly.

(7)

Black Rock, Inc. (“Black Rock”) is the beneficial owner of these 1,859,554 shares. In its Schedule 13G filing dated February 4, 2013 filed with the Securities and Exchange Commission, Black Rock stated that to the best of its knowledge, these 1,859,554 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(9)

Jennison Associates LLC (“Jennison”) is the beneficial owner of these 2,583,152 shares. In its Schedule 13G filing dated February 12, 2013 (as of December 31, 2012) filed with the Securities and Exchange Commission, Jennison stated that to the best of its knowledge, these 2,583,152 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(11)

Riverbridge Partners LLC (“Riverbridge”) is the beneficial owner of these 1,767,970 shares. In its Schedule 13G filing dated February 4, 2013 (as of December 31, 2012) filed with the Securities and Exchange Commission, Riverbridge stated that to the best of its knowledge, these 1,767,970 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(12)

The Vanguard Group (“Vanguard”) is the beneficial owner of these 1,748,989 shares. In its Schedule 13G filing dated February 7, 2013 filed with the Securities and Exchange Commission, Vanguard stated that to the best of its knowledge, these 1,748,989 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the Company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

(13)

Manulife Asset Management Limited (“MAML”) is the beneficial owner of these 2,146,944 shares. In Its Schedule 13G filing dated February 13, 2013 filed with the Securities and Exchange Commission, MAML stated that to the best of its knowledge, these 2,146,944 shares were acquired in the ordinary course of business; were not acquired for the purpose of and do not have the effect of changing or influencing the control of the company; and were not acquired in connection with or as a participant in any transaction having such purpose or effect.

Equity Compensation Plan Information

The following table provides information as of October 31, 2013 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

(c)
Number of Shares Remaining
	(a)		(b)	Available for Future Issuances Under
	Number of Shares Issuable		Weighted-Average Exercise	Equity Compensation Plans
	upon Exercise of Outstanding		Price per Share of Outstanding	(Excluding Shares Reflected in
	Options		Options	Column (a))

Equity Compensation Plans Approved by Stockholders	255,000	(1)	$9.97	—	(2)

(1)         Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 2000 and 2003 Employee Stock Option Plans.

(2)         No additional options may be granted under the Company’s stock options plans.

Item 13. — Certain Relationships and Related Transactions

No material transactions occurred between the Company and related parties during fiscal 2013.

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

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2011 through 2013.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2013 and 2012. MSPC and its predecessor firm have been our auditors since 1988. The table set forth below lists the fees billed to the company by MSPC for audit services rendered in connection with the audits of our consolidated financial statements for the years ended October 31, 2013 and 2012, and fees billed for other services rendered by MSPC during these periods.

	2013	2012
	(in thousands) ($)
(1) Audit Fees	288	376
(2) Audit-Related Fees	90	40
(3) Tax Fees	49	15
(4) All Other Fees	0	0
Total	427	431

(1)                                 Audit Fees

MSPC billed us approximately $288 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2013 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $376 in billings for such services for the fiscal year ended October 31, 2012. In addition, MSPC billed us approximately $9 in fiscal 2013 for its audit of our 401(k) Plan for calendar year 2012 as compared to approximately $29 of such fees in fiscal 2012 with respect to calendar year 2011.

(2)                                 Audit-Related Fees

MSPC billed us approximately $90 during fiscal 2013 and approximately $40 during fiscal 2012 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)                                 Tax Fees

MSPC billed us approximately $49 for tax services for fiscal 2012 and approximately $15 for tax services for fiscal 2012.

(4)                                 All Other Fees

No fees were billed to us by MSPC with respect to fiscal 2013 or fiscal 2012 other than for services described in Item 14 (1), (2) and (3) herein.

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

The following financial statements of the Company are included in Part II, Item 8, “Financial Statements and Supplementary Data:”

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets - October 31, 2013 and 2012

Consolidated Statements of Operations for the Years ended October 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity for the Years ended October 31, 2013, 2012, and 2011

Consolidated Statements of Cash Flows for the Years ended October 31, 2013, 2012 and 2011

Notes to Consolidated Financial Statements

2.              Financial Statements Schedule

The following is included in Item 8, “Financial Statements and Supplementary Data:”

Schedule II — Valuation and Qualifying Accounts for the Years ended October 31, 2013, 2012 and 2011

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

10.2*

Employment Agreement between the Company and Marc Grodman expiring on October 31, 2017. (Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K for December 31, 2010 (SEC File No. 0-15266)).

10.3*

Employment Agreement between the Company and Sam Singer expiring on January 31, 2015 (Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K for June 15, 2012 (SEC File No. 0-15266)).

10.3.1*

Employment Agreement between the Company and Howard Dubinett expiring on January 31, 2015 (Incorporated by reference to exhibit filed with the Company’s current report on Form 8-K for June 15, 2012 (SEC File No. 0-15266)).

10.4*

The Company’s 2000 Employee Incentive Stock Option Plan. (Incorporated by reference to exhibit filed with the Company’s annual report on Form 10-K for the year ended October 31, 2000 (SEC File No. 0-15266)).

10.4.1*	The Company’s 2003 Employee Incentive Stock Option Plan. (Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-111578)).

10.5	The Company’s 2014 Senior Management Incentive Bonus Plan.

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

Dated:           January 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 10, 2014

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 10, 2014

/S/ Sam Singer
Sam Singer
Sr. Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 10, 2014

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 10, 2014

/S/ Harry Elias
Harry Elias
Director
January 10, 2014

/S/ Gary Lederman
Gary Lederman
Director
January 10, 2014

/S/ John Roglieri
John Roglieri
Director
January 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2013.  We also have audited the Company’s internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
January 10, 2014

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2013	2012

CURRENT ASSETS:
Cash and Cash Equivalents	$17,952	$25,143
Accounts Receivable - Net	206,261	153,247
Inventory	19,095	14,902
Other Current Assets	9,416	5,373
Deferred Tax Assets	42,154	24,912
TOTAL CURRENT ASSETS	294,878	223,577

PROPERTY AND EQUIPMENT - AT COST	133,599	102,701
LESS: Accumulated Depreciation	(67,950)	(52,261)
PROPERTY AND EQUIPMENT - NET	65,649	50,440

OTHER ASSETS:
Investments	5,237	4,977
Deposits	1,017	956
Goodwill - Net	35,185	23,408
Intangible Assets - Net	16,320	6,323
Other Assets	1,165	866
Deferred Tax Assets	2,077	2,278
TOTAL OTHER ASSETS	61,001	38,808

TOTAL ASSETS	$421,528	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2013	2012

CURRENT LIABILITIES:
Accounts Payable	$61,614	$41,288
Accrued Salaries and Commissions Payable	19,601	16,490
Accrued Taxes and Expenses	18,292	9,753
Other Short Term Acquisition Payable	2,438	—
Revolving Note Payable - Bank	26,139	—
Current Maturities of Long-Term Debt	493	464
Capital Lease Obligations - Short-Term Portion	5,185	3,957
TOTAL CURRENT LIABILITIES	133,762	71,952

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	10,712	9,463
Long Term Debt - Net of Current Portion	3,670	4,163
Other Long Term Acquisition Payable	1,789	—
TOTAL LONG-TERM LIABILITIES	16,171	13,626

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,683,213 and 27,707,382 at October 31, 2013 and at October 31, 2012, respectively	277	277

Additional Paid-In Capital	39,430	40,907

Retained Earnings	231,888	186,063

TOTAL SHAREHOLDERS’ EQUITY	271,595	227,247
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$421,528	$312,825

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

	Years Ended
	October 31,
	2013	2012	2011

NET REVENUES:	$715,354	$614,255	$522,081

COST OF SERVICES:
Depreciation and Amortization	15,598	13,101	11,036
Employee Related Expenses	173,137	146,292	126,354
Reagents and Lab Supplies	135,486	121,446	100,569
Other Cost of Services	68,594	56,805	49,894

TOTAL COST OF SERVICES	392,815	337,644	287,853

GROSS PROFIT ON REVENUES	322,539	276,611	234,228

General and Administrative Expenses:

Depreciation and Amortization	4,141	3,562	3,969
Other General and Administrative Expenses	177,508	154,928	131,967
Bad Debt Expense	58,917	41,990	38,518

TOTAL GENERAL AND ADMIN. EXPENSES	240,566	200,480	174,454

OPERATING INCOME	81,973	76,131	59,774

OTHER (INCOME) EXPENSES:

Interest Expense	1,606	1,455	1,747
Other (Income) Expense	(612)	323	(6,656)
Interest Income	(118)	(163)	(163)

TOTAL OTHER EXPENSES - NET	876	1,615	(5,072)

INCOME BEFORE INCOME TAXES	81,097	74,516	64,846

Provision for Income Taxes	35,272	32,360	28,487

NET INCOME	45,825	42,156	36,359

NET INCOME PER SHARE - BASIC:	$1.65	$1.52	$1.30
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,690,677	27,742,257	27,971,100

NET INCOME PER SHARE - DILUTED:	$1.65	$1.51	$1.29
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,851,720	27,920,920	28,207,358

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity

Balance on October 31, 2010			27,847,204	$278	$44,562	$107,548	—	$152,388

Exercise of Options - Employees			79,600	1	497			498
Stock Based Compensation					40			40
Stock Issued for Acquisition			23,096	—	482			482
Net Income						36,359		36,359

Balance on October 31, 2011			27,949,900	$279	$45,581	$143,907	—	$189,767

Exercise of Options - Employees			31,500	1.00	226			227
Stock Based Compensation			11,432	—	290			290
Net Income						42,156		42,156
Common Stock Repurchased and Canceled			(285,450)	(3)	(5,190)			(5,193)

Balance on October 31, 2012			27,707,382	$277	$40,907	$186,063		$227,247

Exercise of Options - Employees			46,000		263			263
Stock Based Compensation			11,431		290			290
Net Income						45,825		45,825
Common Stock Repurchased and Canceled			(81,600)		(2,030)			(2,030)

Balance on October 31, 2013			27,683,213	$277	$39,430	$231,888		$271,595

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

	Years Ended October 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net Income	$45,825	$42,156	$36,359
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	19,739	16,663	15,005
Deferred Income Taxes (Benefit)	(17,041)	(3,638)	(5,911)
Stock - Based Compensation Expense	290	290	40
Loss on Disposal of Property and Equipment	1,408	537	1,680
Undistributed Equity Method (Income) Loss	450	323	—
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(91,002)	(11,240)	(29,254)
Provision for Doubtful Accounts	37,988	6,053	10,316
Inventory	(4,193)	(5,211)	(3,498)
Other Current Assets	(4,043)	(916)	(1,637)
Other Assets	(299)	(141)	798
Deposits	(61)	(74)	507
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	28,601	8,296	6,541

NET CASH - OPERATING ACTIVITIES	17,662	53,098	30,946

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(19,013)	(5,675)	(1,425)
Acquisition of Equipment and Leasehold Improvements	(25,100)	(15,715)	(14,117)

NET CASH - INVESTING ACTIVITIES	(44,113)	(21,390)	(15,542)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(464)	(1,270)	(1,178)
Payments of Capital Lease Obligations	(4,648)	(3,710)	(2,968)
Increase (Decrease) in Revolving Note Payable	26,139	(18,632)	(7,522)
Proceeds from Exercise of Options	263	227	498
Common Stock Repurchased	(2,030)	(5,193)	—

NET CASH - FINANCING ACTIVITIES	19,260	(28,578)	(11,170)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,191)	3,130	4,234

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$25,143	$22,013	$17,779

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$17,952	$25,143	$22,013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,503	$1,547	$1,754
Income Taxes	$44,312	$36,697	$32,773

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During fiscal 2013, 2012 and 2011, the Company wrote-off approximately $4,464, $2,508 and $5,944 of property which was fully depreciated.

During fiscal 2011, the Company disposed of certain equipment with an initial cost of $4,558.  During the same period the Company financed the purchase of new equipment through a term note of $5,408.

During fiscal 2013, 2012, and 2011, the Company incurred capital lease obligations totaling approximately $7,125, $7,777, and $5,444 in connection with the acquisition of property and equipment.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference”, “BRLI”, or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing laboratory testing services, primarily to customers in the greater New York metropolitan area as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radio-immuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  We perform cancer cytogenetic testing at our leased facilities in at our main processing facility in Elmwood Park, Smithtown, NY, Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility.  Bio-Reference markets its laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2013.  All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its Care Evolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $17,952 and $25,143 in cash and cash equivalents at October 31, 2013 and 2012, respectively.

Inventory - Inventory is stated at the lower of cost [determined on a first-in, first-out basis] or market.  Inventory consists of purchased laboratory supplies, which is used in our various testing laboratories.

Property and Equipment - Property and equipment are carried at cost.  Depreciation is computed by the straight-line method over the estimated useful lives of the respective assets, which generally range from 2 to 15 years.  Leasehold improvements are amortized over the life of the lease or improvement, which is typically five years.

The statements of operations reflect depreciation expense related to property and equipment of $18,745, $16,082 and $13,684 for the years ended October 31, 2013, 2012 and 2011, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2011, the Company adopted revised Financial Accounting Standards Board (“FASB”)  rules promulgated under Accounting Standards Update (“ASU”) No. 2011-08 issued on September 15, 2011, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under these simplified goodwill impairment testing rules the Company assessed qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test have occurred and determined that no such events had occurred.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.  No impairment loss was recognized in the years ended October 31, 2013, 2012 and 2011.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2013 and 2012, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $994, $581, and $1,322 for the years ended October 31, 2013, 2012 and 2011, respectively.  The balance sheet reflects accumulated amortization of $8,846, and $7,852 as of October 31, 2013, and 2012, respectively. During the 2013 and 2012 fiscal years, the Company did not write off any intangible assets.

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

Service revenues before provision for bad debts are determined utilizing gross service revenues net of contractual adjustments and discounts. Even though it is the responsibility of the patient to pay for laboratory service bills, most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or a commercial insurance provider to pay all or a portion of their healthcare expenses.  The majority of services provided by Bio-Reference Laboratories, Inc. (“BRLI”) are to patients covered under a third party payor contract. In certain cases, the individual has no insurance or does not provide insurance information and in other cases tests are performed under contract to a professional organization (such as physicians, hospitals, and clinics) which reimburses BRLI directly.  In the remainder of the cases, BRLI is provided the third party billing information and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and providing coverage (reimbursement) for specific tests. Estimated revenues are established based on a series of highly complex procedures and judgments that require industry specific healthcare experience and an understanding of payor methods and trends. We review our calculations on a monthly basis in order to make certain that we are properly allowing for the uncollectable portion of our gross billings due to the contractual adjustments and discounts and that our estimates remain sensitive to variances and changes within our payor groups. The contractual allowance calculation is made on the basis of historical allowance rates for the various specific payor groups on a monthly basis with a greater weight being given to the most recent trends This process is adjusted based on recent changes in underlying contract provisions and shifts in the testing being performed. This calculation is routinely analyzed by BRLI on the basis of actual allowances issued by payors and the actual payments made to determine what adjustments, if any, are needed. The table below shows the adjustments made to gross service revenues to arrive at net revenues, the amount reported on our statement of operations.

	($)
	Year Ended
	October 31,
	2013	2012	2011
Gross Service Revenues	3,524,108	3,052,431	2,482,349

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	354,638	320,697	293,874
All Other Third Party Payors*	2,393,872	2,070,073	1,629,833
Total Contractual Adjustments and Discounts	2,748,510	2,390,770	1,923,707
Service Revenues Net of Contractual Adjustments and Discounts	775,598	661,661	558,642
Patient Service Revenue Provision for Bad Debts**	60,244	47,406	36,561
Net Revenues	715,354	614,255	522,081

Percent of Contractual Allowances, Discounts and Patient Service Provision for Bad Debts to Gross Revenue.	79.7%	79.9%	79.0%

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

	($)
	October 31,	October 31,
	2013	2012

Contractual Credits/Discounts	342,297	267,921
Doubtful Accounts	89,261	51,274
Total Allowance	431,558	319,195

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2011 through 2013, no material amounts for interest and penalties have been recorded.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted GAAP guidance with respect to uncertain tax positions when it became effective.  Under these rules the Company may recognize the tax benefit from an uncertain tax position only if it meets the more-likely-than-not criteria (over 50% likelihood) of being realized on an examination by taxing authorities.  For the years ended October 31, 2011 through October 31, 2013 the Company had no material uncertain tax positions to report.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35.  The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2013, 2012 and 2011.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $3,200, $2,366 and $2,026 for the years ended October 31, 2013, 2012 and 2011, respectively.

Other Income — During the year the Company recorded a loss of $450on its investment in IncellDx.  The loss represents the Company’s share of IncellDX undistributed net loss under the equity method of accounting.  During the year ended October 31, 2013 the Company received a refund of $1,062 for its New York State clinical laboratory inspection fee that was included in other income.

Subsequent Events — The management considered subsequent events through the date the financial statements are issued as defined in FASB Codification 855-10-50.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	October 31
	2013	2012

Medical Equipment	$65,762	$50,338
Leasehold Improvements	27,974	19,768
Furniture, Fixtures and Office & Computer Equipment	21,621	16,503
Automobiles and Aircraft	18,242	16,092

Sub Totals	133,599	102,701
Less Accumulated Depreciation	67,950	52,261

Totals — Net of Accumulated Depreciation	$65,649	$50,440

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2013

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$8,739	$2,879	$5,860
Covenants Not-to-Compete	3	11,131	4,560	6,571
Patents and Licenses	17	5,297	1,408	3,889

Totals		$25,166	$8,847	$16,320

October 31, 2012

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$4,573	$2,537	$2,036
Covenants Not-to-Compete	5	4,305	4,257	48
Patents and Licenses	17	5,297	1,058	4,239

Totals		$14,175	$7,852	$6,323

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2013 is as follows:

October 31,
2014	$1,917
2015	1,852
2016	1,540
2017	1,063
2018	946
Thereafter	9,002

Total	$16,320

[5] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At October 31, 2013, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2013 and October 31, 2012, the Company utilized $26,139 and $0 of the credit line, respectively.

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

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of October 31, 2013 is approximately $4,163.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2013 is as follows:

Year Ended
October 31,
2014	493
2015	518
2016	551
2017	585
2018	2,016
Thereafter	—
Totals	$4,163

[7] Related Party Transactions [Not in Thousands]

There were no material related party transactions during fiscal 2013 and fiscal 2012.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2013	2012	2011

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	11.20%	8.87%	9.87%
Permanent differences and Other	(2.78)%	(0.44)%	(0.94)%

Actual Rate	43.42%	43.43%	43.93%

The provision for income taxes shown in the consolidated statements of operations consists of the following:

	October 31
	2013	2012	2011

Current:
Federal	$38,295	$25,794	$24,573
State & Local	14,018	10,203	9,825

Deferred:
Federal	(10,803)	(2,183)	(4,223)
State and Local	(6,238)	(1,454)	(1,688)

Total Provision for Income Taxes	$35,272	$32,360	$28,487

At October 31, 2013 and 2012, the Company had a net deferred tax asset of approximately $44,231 and $27,190, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation and amortization, bad debts and certain accrued expenses and deferred costs.  For fiscal years ended October 31 2011 through October 31, 2013, the Company had no material net operating loss carry-forwards available to reduce current year taxable income.

	October 31,
	2013	2012

Deferred Tax Asset:
Bad Debt Allowance	$39,275	$22,560
Depreciation and amortization	1,815	1,963
Accrued Expenses	3,141	2,667

Deferred Tax Asset - Net	44,231	27,190

Current Deferred Tax Asset - Net	42,154	24,912
Long Term Deferred Tax Asset - Net	2,077	2,278

Deferred Tax Asset — Net	$44,231	$27,190

During fiscal year ended October 31, 2013 the Company recorded a net deferred tax benefit of $17,041.  This reflects a net benefit of approximately $16,715 in allowance for bad debts, a liability of approximately $281 from depreciation and amortization timing differences, and a benefit of approximately $607 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2013, fiscal 2010 through 2013 are subject to examination by US federal and state tax authorities.  Through the issuance of these financial statements the outcome of all of these examinations has not been determined.

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2013 and October 31, 2012.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On November 11, 2011, the Company announced that its board of directors has approved a Stock Repurchase Program authorizing the repurchase of up to 1,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices over the period ending October 31, 2012.  During the year ended October 31, 2012 the Company repurchased 285,450 shares at a cost of $5,193.  On December 6, 2012, the Company announced that its board of directors has approved a new Stock Repurchase Program authorizing the buyback of up to 714,550 shares of its Common Stock in the over-the-counter market at prevailing market prices through October 31, 2013.  As of October 31, 2013, the Company repurchased 81,600 shares at a cost of $2,030.  Subsequent to our year end, on December 19, 2013 the Company announced that its board of directors has approved a new Stock Repurchase Program authorizing the buyback of up to 2,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices through October 31, 2015.

[B] Equity Transactions for Services — For the fiscal years ended in 2013, 2012 and 2011, the Company issued 11,431, 11,432 and 11,432 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	For Years Ended October 31,
	2013	2012	2011

Income Available to Common Stockholders	$45,825	$42,156	$36,359
Weighted Average Common Shares Outstanding	27,691	27,742	27,971

Effect of Dilutive Securities:
Warrants/Options	161	179	236

Weighted Average Diluted Common Shares Outstanding	27,852	27,921	28,207

Net Income Per Share - Basic	$1.65	$1.52	$1.30
Net Income Per Share - Diluted	$1.65	$1.51	$1.29

[11] Stock Options and Warrants

Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of stock options, which may be designated as  incentive stock options, to purchase up to a maximum aggregate 1,600,000 shares of Company common stock.  The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. In fiscal year ended October 31, 2013, 2012 and 2011, -0-, -0- and -0- options were granted under the Plan, respectively. A total of 4,000, 23,500 and 40,000 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2013, 2012 and 2011, respectively.  A total of 6,000, 13,000 and -0- options were cancelled in fiscal years ended October 31, 2013, 2012 and 2011.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provided for the granting of stock options, which may have been designated as incentive stock options, to purchase an aggregate of 1,600,000 shares of the Company’s common stock at a price not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option was granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must have been at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, were eligible for the 2000 Plan.  The term of the options could not exceed ten years from the date of grant.  In fiscal years ended October 31, 2013, 2012 and 2011, no options were granted under the Plan. A total of 44,000, 8,000 and 39,600 incentive stock options issued under the 2000 Plan were exercised in fiscal years ended in October 31, 2013, 2012 and 2011, respectively. A total of 2,000, -0-, and -0- options were cancelled in fiscal years ended October 31, 2013, 2012 and 2011, respectively.  Options issued under the 2000 Plan must have been granted before the August 2010 termination date.

The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding at October 31, 2010*	335	9.66
Granted	—	—
Expired	—	—
Exercised	(40)	8.67
Outstanding at October 31, 2011*	295	9.80

Granted	—	—
Expired	(13)	9.13
Exercised	(23)	8.52
Outstanding at October 31, 2012*	259	$9.95

Granted	—	—
Expired	(6)	8.64
Exercised	(4)	7.25
Outstanding at October 31, 2013*	249	10.02

*Eligible for exercise at October 31, 2010 were 310 at a weighted average exercise price per share of $9.66

*Eligible for exercise at October 31, 2011 were 275 at a weighted average exercise price per share of $9.80

*Eligible for exercise at October 31, 2012 were 244 at a weighted average exercise price per share of $9.95

*Eligible for exercise at October 31, 2013 were 239 at a weighted average exercise price per share of $9.97

	2000 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding and Eligible for Exercise at October 31, 2010	100	4.64
Granted	—	—
Expired	—	—
Exercised	(40)	3.82
Outstanding and Eligible for Exercise at October 31, 2011	60	5.19

Granted	—	—
Expired	—	—
Exercised	(8)	3.39
Outstanding and Eligible for Exercise at October 31, 2012	52	$5.47
Granted	—	—
Expired	(2)	3.60
Exercised	(44)	5.25
Outstanding and Eligible for Exercise at October 31, 2013
	6	7.67

Summary of outstanding options:

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$6.11	to	$6.11	Per Share	6	0.75	6.11	6	6.11
$7.41	to	$7.67	Per Share	62	1.09	7.48	62	7.48
$9.13	to	$9.13	Per Share	147	1.00	9.13	147	9.13
$17.50	to	$17.50	Per Share	40	4.08	17.50	30	17.50
				255			245

Compensation cost recognized for the years ended October 31, 2013, October 31, 2012 and October 31, 2011 was $40 for each one of the years, with a related tax benefit of $-0- with respect to these options.

[12] Employment Contracts and Consulting Agreements

The Company has multiple employment contracts with its key executives with expiration dates ranging from October 31, 2015 through October 31, 2018.  At October 31, 2013, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants
2014	$5,169
2015	3,873
2016	3,657
2017	2,918
2018	1,243
Thereafter	—

Total	$16,860

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, in fiscal 2013 the Company has entered into seventy at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $33,555 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2018 with interest rates ranging between 2% to 8% as follows:

	October 31
	2013	2012
Medical Equipment	$15,013	$12,078
Automobiles	10,581	8,711

Totals	25,594	20,789
Less: Accumulated Depreciation	13,125	6,776

Net	$12,469	$14,013

Depreciation expense on assets under capital leases was approximately $6,494, $3,792, and $1,418 for the years ended October 31, 2013, 2012 and 2011, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,
2014	$5,622
2015	4,630
2016	3,727
2017	2,192
2018	660
Thereafter	15

Total	16,846

Less Interest:	949

Present Value of Minimum Lease Payments	$15,897

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2014 to 2019.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2013, 2012 and 2011 was $10,568, $8,787 and $8,010, respectively.  There were no contingent rental amounts due through October 31, 2013.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property($)	Equipment($)

2014	8,671	344
2015	2,333	223
2016	1,422	87
2017	558	—
2018	558	—
Thereafter	651	—

Totals:	14,193	654

The Company has entered into several purchase agreements for reagent supplies through October, 2018.  Minimum purchase commitments as of October 31, 2013 are as follows:

October 31	Reagents ($)
2014	12,505
2015	11,938
2016	10,854
2017	6,559
2018	3,700
Thereafter	—

Totals:	45,556

Reagent supplies expensed under purchase agreements amount to $7,873, $13,338, and $8,379 for the years ended October 31, 2013, 2012 and 2011, respectively.

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

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2013 and 2012, the Company had approximately $14,720 and $21,260, respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

As of October 31, 2013 the Company invested a total $6,000.

On December 21, 2012, the Company entered into an agreement with Meridian Clinical Laboratory Corporation, a Florida corporation having its place of business in Miami, Florida (“Meridian”), pursuant to which the Company purchased all issued and outstanding common stock of Meridian for approximately $1,848 of which $250 is deferred for one year.

On December 31, 2012, Bio-Reference Laboratories, Inc. (the “Company”) entered into an agreement with Florida Clinical Laboratory, Inc., a Florida corporation having its place of business in Melbourne, Florida (“FCL”), pursuant to which the Company purchased all issued and outstanding shares of capital stock of FCL for approximately $7,016, of which $1,000 is deferred for eighteen months assuming certain conditions are met.

The following table sets forth these final purchase allocations.

	($)
	FCL	MCL	Totals:

Accounts Receivable	1,008	232	1,240
Autos	137	48	185
Medical Equipment	225	3	228
Computer Equipment	21	—	21
Leasehold Improvements	53	—	53
Other Non-Current Assets	3	—	3
Non-Compete Agreement	747	43	790
Deposits	—	2	2
Customer Relationships in Place	3,235	930	4,165
Goodwill	1,905	673	2,578
Accounts Payable	-118	-83	-201
Long Term Debt (Auto-Loans)	-200	—	-200
Short Term Acquisition Payable	-1,000	-250	-1,250

Totals:	6,016	1,598	7,614

On August 7, 2013 the Company purchased substantially all of the operating assets and certain of the operating liabilities of Hunter Laboratories, Inc., (“Hunter”) a California corporation having its principal place of business in Campbell, California.  The gross purchase price was $15,215 plus payroll adjustment of $111 totaling $15,326.  Of that amount $3,000 was deferred to cover anticipated pre closing liabilities.

On August 20, 2013 the Company through its subsidiary GeneDx, Inc.,  purchased the entire membership interest in Edge BioServ, LLC, (“Edge Bio”) a Delaware limited liability company having its place of business in Gaithersburg, Maryland.  The gross purchase price was approximately $2,502.  Of that $375 was deferred to cover anticipated pre closing liabilities.

The following table sets forth these final purchase allocations.

	$
	Hunter	Edge Bio	Totals:
Accounts Receivable	1,700	—	1,700
Prepaid Expenses	421	70	491
Inventory	369	—	369
Autos	62	—	62
Furniture and Fixtures	265	6	271
Leasehold Improvements	—	714	714
Medical Equipment	234	906	1,140
Computer Equipment	376	574	950
Non-Compete Agreement	1,255	926	2,181
Customer Relationships in Place	3,852	3	3,855
Goodwill	8,573	182	8,755
Accounts Payable	(1,388)	—	(1,388)
Accrued Payroll Benefits	(393)	—	(393)
Notes Payable	—	(578)	(578)
Capital Leases	—	(193)	(193)
Deferred Acquisition Payable	(3,000)	(375)	(3,375)
Deferred Rent Payable	—	(108)	(108)

Totals:	12,326	2,127	14,453

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $2,000 per person and $20,504 in the aggregate.  Health insurance premium expense for the years ended October 31, 2013, 2012 and 2011 amounted to approximately $6,797, $5,792 and $4,426, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $32,016, $25,994 and $19,408 for the years ended October 31, 2013, 2012 and 2011, respectively.  During fiscal years ended October 31, 2013, 2012 and 2011, employee contributions of $4,713, $4,124 and $3,593 offset the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $1,358 for 2013, $1,106 for 2012, and $993 for 2011.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

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

[23] Selected Quarterly Financial Data [Unaudited]

					Audited
	Three Month Ended				Fiscal Year
	1/31/2013	4/30/2013	7/31/2013	10/31/2013	2013

Net Revenues	161,256	176,452	185,427	192,219	715,355
Gross Profit	70,922	80,676	85,660	85,282	322,539
Net Income	8,665	11,338	14,701	11,120	45,825
Net Income Per Common Share:

Basic	0.31	0.41	0.53	0.40	1.65
Diluted	0.31	0.41	0.53	0.40	1.65

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,716	27,698	27,672	27,677	27,691

Weighted Average Common Shares Outstanding - Diluted [in thousands]	27,912	27,879	27,842	27,844	27,851

					Audited
	Three Month Ended				Fiscal Year
	1/31/2012	4/30/2012	7/31/2012	10/31/2012	2012

Net Revenues	$138,793	$151,443	$160,532	$163,487	$614,255
Gross Profit	$60,118	$67,534	$74,279	$74,681	$276,611
Net Income	$7,365	$9,306	$12,596	$12,889	$42,156
Net Income Per Common Share:

Basic	$0.26	$0.34	$0.45	$0.47	$1.52
Diluted	$0.26	$0.33	$0.45	$0.46	$1.51

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,888	27,685	27,695	27,705	27,742

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,041	27,878	27,888	27,906	27,921

					Audited
	Three Month Ended				Fiscal Year
	1/31/2011	4/30/2011	7/31/2011	10/31/2011	2011

Net Revenues	$114,129	$129,465	$137,802	$140,684	$522,081
Gross Profit	$49,276	$57,447	$63,206	$64,300	$234,229
Net Income	$7,985	$7,817	$10,081	$10,476	$36,359
Net Income Per Common Share:

Basic	$0.29	$0.28	$0.36	$0.37	$1.30
Diluted	$0.28	$0.28	$0.36	$0.37	$1.29

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,884	27,920	27,941	27,949	27,971

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,122	28,142	28,147	28,138	28,207

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

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

January 10, 2014

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2013, 2012 AND 2011

[In Thousands]

	(b)	(c)	(d)	(e)
(a) Description	Balance at the Beginning of a Period	Charged to Cost and Expenses	Deductions Charged to Valuation Allowance Accounts	Balance at the End of a Period
Year Ended October 31, 2013
Allowance for Doubtful Accounts	51,274	119,161	(81,174)	89,261
Contractual Credits/Discounts	267,921	2,748,510	(2,674,134)	342,297

Total Allowance	319,195	2,867,671	(2,755,308)	431,558

Year Ended October 31, 2012
Allowance for Doubtful Accounts	45,220	89,396	(83,342)	51,274
Contractual Credits/Discounts	235,922	2,390,770	(2,358,771)	267,921

Total Allowance	281,142	2,480,166	(2,442,113)	319,195

Year Ended October 31, 2011
Allowance for Doubtful Accounts	34,904	75,079	(64,763)	45,220
Contractual Credits/Discounts	186,372	1,926,164	(1,876,614)	235,922

Total Allowance	221,276	2,001,243	(1,941,377)	281,142