Form 10-Q
period 2014-01-31
BIO REFERENCE LABORATORIES INC
filed 2014-03-10
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,716,644 shares of Common Stock ($.01 par value) at March 7, 2014.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2014

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	January 31,	October 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$14,533	$17,952
Accounts Receivable - Net	217,741	206,261
Inventory	21,742	19,095
Other Current Assets	9,127	9,416
Deferred Tax Assets	36,265	42,154
TOTAL CURRENT ASSETS	299,408	294,878

PROPERTY AND EQUIPMENT - AT COST	139,917	133,599
LESS: Accumulated Depreciation	(72,804)	(67,950)
PROPERTY AND EQUIPMENT - NET	67,113	65,649

OTHER ASSETS:
Investments	5,207	5,237
Deposits	1,020	1,017
Goodwill - Net	35,185	35,185
Intangible Assets - Net	16,091	16,320
Other Assets	1,165	1,165
Deferred Tax Assets	2,447	2,077
TOTAL OTHER ASSETS	61,115	61,001

TOTAL ASSETS	$427,636	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2014	2013
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$64,055	$61,614
Accrued Salaries and Commissions Payable	14,754	19,601
Accrued Taxes and Expenses	17,267	18,292
Other Short Term Acquisition Payable	3,969	2,438
Revolving Note Payable - Bank	29,979	26,139
Current Maturities of Long-Term Debt	501	493
Capital Lease Obligations - Short-Term Portion	5,770	5,185
TOTAL CURRENT LIABILITIES	136,295	133,762

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	12,839	10,712
Long Term Debt - Net of Current Portion	3,541	3,670
Long Term Acquisition Payable	—	1,789
TOTAL LONG-TERM LIABILITIES	16,380	16,171

SHAREHOLDERS’ EQUITY:

Preferred Stock, Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,710,644 and 27,683,213 at January 31, 2014 and at October 31, 2013, respectively	277	277

Additional Paid-In Capital	39,842	39,430
Retained Earnings	234,842	231,888
TOTAL SHAREHOLDERS’ EQUITY	274,961	271,595
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$427,636	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2014	2013

NET REVENUES:	$181,270	$161,256

COST OF SERVICES:
Depreciation	4,575	3,538
Employee Related Expenses	49,110	40,059
Reagents and Lab Supplies	37,231	31,703
Other Cost of Services	18,200	15,034
TOTAL COST OF SERVICES	109,116	90,334

GROSS PROFIT ON REVENUES	72,154	70,922

General and Administrative Expenses:

Depreciation and Amortization	1,114	909
Other General and Administrative Expenses	49,586	41,641
Bad Debt Expense	15,574	12,613

TOTAL GENERAL AND ADMIN. EXPENSES	66,274	55,163

OPERATING INCOME	5,880	15,759

OTHER (INCOME) EXPENSES:

Interest Expense	609	300
Interest Income	(14)	(34)
Other Income	30	120
TOTAL OTHER (INCOME) EXPENSES - NET	625	386

INCOME BEFORE INCOME TAXES	5,255	15,373

Provision for Income Taxes	2,301	6,708

NET INCOME	$2,954	$8,665

NET INCOME PER SHARE - BASIC:	$0.11	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	27,700,167	27,716,336

NET INCOME PER SHARE - DILUTED:	$0.11	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,848,492	27,912,327

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2014	2013
OPERATING ACTIVITIES:
Net Income	$2,954	$8,665
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	5,689	4,447
Deferred Income Taxes (Benefit)	5,519	222
Stock Based Compensation	290	290
Loss (Gain) on Disposal of Fixed Assets	38	56
Undistributed Equity Method (Income) Loss	30	120
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	2,166	(6,669)
Provision for Doubtful Accounts	(13,646)	(1,373)
Inventory	(2,647)	(1,229)
Other Current Assets	289	445
Other Assets	—	(49)
Deposits	(3)	(31)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(3,431)	2,720

NET CASH - OPERATING ACTIVITIES	(2,752)	7,614

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(2,771)	(4,821)
Business Acquisitions Related Costs	(258)	(7,139)

NET CASH - INVESTING ACTIVITIES	(3,029)	(11,960)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(121)	(75)
Payments of Capital Lease Obligations	(1,479)	(1,098)
Increase (Decrease) in Revolving Line of Credit	3,840	6,684
Proceeds from Exercise of Options	122	8

NET CASH - FINANCING ACTIVITIES	2,362	5,519

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,419)	1,173

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,952	25,143

CASH AND CASH EQUIVALENTS AT END OF PERIODS	14,533	26,316

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$583	$255
Income Taxes	$2,813	$2,874

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[Unaudited]

During the three-month periods ended January 31, 2014 and January 31, 2013, the Company entered into capital leases totaling $4,191 and $626, respectively.

During the three-month periods ended January 31, 2014 and January 31, 2013, the Company wrote-off approximately $644 and $1,953 of property and equipment that were mostly fully depreciated.

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

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2013 audited consolidated financial statements of Bio-Reference Laboratories, Inc. (“BRLI”) contained in its Annual Report on Form 10-K for the year ended October 31, 2013.

The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2013 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K. Significant accounting policies followed by the Company are set forth in Note 2 to the Company’s 2013 Annual Report on Form 10-K.

[2] Fair Value Measurements.

As of January 31, 2014, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

The Company has evaluated subsequent events through the date the financial statements are issued as evidenced by the date of filing of this report with the Securities and Exchange Commission. No such events have occurred.

[3] New Accounting Pronouncements, Reclassifications and Other Matters

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

	($)
	Three Months Ended January 31
	[Unaudited]
	2014	2013
Gross Service Revenues	909,879	798,709
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	88,919	81,827
All Other Third Party Payors*	624,145	543,285
Total Contractual Adjustments and Discounts	713,064	625,112
Service Revenues Net of Contractual Adjustments and Discounts	196,815	173,597
Patient Service Revenue Provision for Bad Debts**	15,545	12,341
Net Revenues	181,270	161,256

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

	($)
	[Unaudited]
	January 31, 2014	October 31, 2013
Contractual Credits/Discounts	375,535	342,297
Doubtful Accounts	75,615	89,261
Total Allowance	451,150	431,558

[6] Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of January 31, 2014 (Unaudited) and October 31, 2013. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2014

	Weighted-Average Amortization Period		Accumulated	Net of Accumulated
Intangible Asset	Years	Cost ($)	Amortization ($)	Amortization ($)
Customer Lists	20	8,738	2,978	5,760
Covenants Not-to-Compete	5	11,131	4,604	6,527
Patents and Licenses	17	5,297	1,493	3,804

Totals		25,166	9,075	16,091

October 31, 2013

	Weighted-Average Amortization Period		Accumulated	Net of Accumulated
Intangible Asset	Years	Cost ($)	Amortization ($)	Amortization ($)
Customer Lists	20	8,738	2,878	5,860
Covenants Not-to-Compete	5	11,131	4,560	6,571
Patents and Licenses	17	5,297	1,408	3,889

Totals		25,166	8,846	16,320

The aggregate intangible amortization expense for the three months ended January 31, 2014 and 2013 was $229 and $140, respectively.  The estimated intangible asset amortization expense for the remainder of the fiscal year ending October 31, 2014 and for the four subsequent years is as follows:

October 31,	($)
2014	1,703
2015	1,852
2016	1,540
2017	1,063
2018	946
Thereafter	8,987

Total	16,091

[7] Revolving Note Payable - Bank

On February 3, 2014, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank Credit Line”).  This amendment increased the maximum credit line to $70,000.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $70,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At January 31, 2014, the Company elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of January 31, 2014, the Company utilized $29,979 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of January 31, 2014 is approximately $4,042.

[9] Provision for Income Taxes

The provision for income taxes for the three months ended January 31, 2014 consists of a current tax benefit of $3,218 and a deferred tax provision of $5,519. At January 31, 2014, the Company had a current deferred tax asset of $36,265 included in other current assets and a long-term deferred tax asset of $2,447 included in other assets.  The provision for income taxes for the three months ended January 31, 2013 consists of a current tax provision of $6,486 and a deferred tax provision of $221. At January 31, 2013, the Company had a current deferred tax asset of $24,385 included in other current assets and a long-term deferred tax asset of $2,583 included in other assets.

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

Forward-Looking Statements

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

On December 21, 2012, the Company entered into an agreement with Meridian Clinical Laboratory Corporation, a Florida corporation having its place of business in Miami, Florida (“Meridian”), pursuant to which the Company purchased all issued and outstanding common stock of Meridian for approximately $1,848 of which $250 is deferred for one year and subsequently paid.

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

On August 7, 2013 the Company purchased substantially all of the operating assets and certain of the operating liabilities of Hunter Laboratories, Inc., (“Hunter”) a California corporation having its principal place of business in Campbell, California.  The gross purchase price was $15,215 plus payroll adjustment of $111 totaling $15,326.   Of that amount $3,000 was deferred to cover anticipated pre-closing liabilities.

On August 20, 2013 the Company through its subsidiary GeneDx, Inc.  purchased the entire membership interest in Edge BioServ, LLC, (“Edge Bio”) a Delaware limited liability company having its place of business in Gaithersburg, Maryland.  The gross purchase price was approximately $2,502.   Of that $375 was deferred to cover anticipated pre-closing liabilities.

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

First Quarter Fiscal 2014 Compared to First Quarter Fiscal 2013

NET REVENUES:

Net revenues for the three-month period ended January 31, 2014 were $181,270 as compared to $161,256 for the three-month period ended January 31, 2013; this represents a 12% increase in net revenues. This increase is due to a 12% increase in patient counts and an increase in revenue per patient of .42% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient. The number of patients serviced during the three-month period ended January 31, 2014 was 2,206 which was 12% greater when compared to the prior fiscal year’s three-month period.  Net revenue per patient for the three-month period ended January 31, 2014 was $82.17 compared to net revenue per patient of $81.83 for the three-month period ended January 31, 2013, an increase of $0.34 or .42%.

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

COST OF SERVICES:

Cost of services increased from $90,334 for the three-month period ended January 31, 2013 to $109,116 for the three-month period ended January 31, 2014, an increase of $18,782 or 21%. This increase is 9% greater than the increase in net revenues.  This is mainly due to additional costs incurred as the result of integrating operations of newly acquired businesses in Florida and California.

GROSS PROFITS:

Gross profits increased from $70,922 for the three-month period ended January 31, 2013 to $72,154 for the three-month period ended January 31, 2014, an increase of $1,232 or 2%. Gross profit margin decreased to 40% from 44%.  This decrease of 4% is largely attributable to temporary increase in direct costs related to the newly acquired operations in Florida and California.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending January 31, 2013 were $55,163 as compared to $66,274 for the quarter ended January 31, 2014, an increase of $11,111or 20%. This increase is 8% greater than the increase in net revenues.  This is mainly due to additional expenses incurred as the result of integrating operations of newly acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense increased to $609 during the three-month period ending January 31, 2014 from $300 during the three-month period ended January 31, 2013. This increase is due to an increase in the utilization of our PNC Bank Credit Line.

NET INCOME:

We realized net income of $2,954 for the three-month period ended January 31, 2014, as compared to $8,665 for the three-month period ended January 31, 2013, a decrease of $5,711 or 66%. Pre-tax income for the period ended January 31, 2013 was $5,255, compared to $15,373 for the three-month period ended January 31, 2013, a decrease of $10,118 or 66%. As indicated previously, this substantial decrease in pre-tax income is the result of several factors such as substantial additional integration costs related to our recent acquisitions in Florida and California, changing reimbursement landscape as well as adverse weather this quarter. The provision for income taxes decreased to $2,301 for the three-month period ended January 31, 2014 from $6,708 for the period ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2014 was $163,113 as compared to $161,116 at October 31, 2013, an insignificant change over this period.  Our cash position decreased by approximately $3,419 during the current period.  We increased our short term debt by $3,848 and repaid $129 in existing debt. We had current liabilities of $136,925 at January 31, 2014. We utilized $2,752 in cash from operations, compared to generating $7,614 for the quarter ended January 31, 2013, a decrease of $10,366 in cash generated from operations year over year.  The decrease is attributable to a slower collection rate in relation to sales growth rate happening as the result of changing reimbursement landscape.  We believe this is the latest trend.

Accounts receivable, net of allowance for doubtful accounts, totaled $217,741 at January 31, 2014, an increase of $11,480 or 6% from October 31, 2013. Cash collected during the three-month period ended January 31, 2014 increased 11% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the accounts receivable allowance for doubtful accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2014 was 111 days, a increase of 19 days, or 21%, from the 92 days that we reported for the period ended January 31, 2013, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts. However, when you compare our collections to our net collectible revenues as reported on our financial statements for the comparable periods in question, it varies between 98% to 102% depending on the period.  This increase reflects the slowdown in collection the Company and the industry experienced in the recent past.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations through aggressive marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock, and/or combinations thereof.  In the event stock is used for such acquisition dilution of ownership will occur.

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2014 ($)
Long-Term Debt	3,677	486
Capital Leases	11,224	5,622
Operating Leases	5,832	9,015
Purchase Obligations	33,051	12,505
Long-Term Liabilities under Employment and Consultant Contracts	11,691	5,169

Our cash balance at January 31, 2014 totaled $14,533 as compared to $17,952 at October 31, 2013, a decrease of $3,419.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2013.

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

	($)
	Three Months Ended January 31
	[Unaudited]
	2014	2013
Gross Service Revenues	909,879	798,709
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	88,919	81,827
All Other Third Party Payors*	624,145	543,285
Total Contractual Adjustments and Discounts	713,064	625,112
Service Revenues Net of Contractual Adjustments and Discounts	196,815	173,597
Patient Service Revenue Provision for Bad Debts**	15,545	12,341
Net Revenues	181,270	161,256

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

	($)
	[Unaudited]
	January 31, 2014	October 31, 2013
Contractual Credits/Discounts	375,535	342,297
Doubtful Accounts	75,615	89,261
Total Allowance	451,150	431,558

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At January 31, 2014, advances of approximately $29,979,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at January 31, 2014 was approximately $203,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $25,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

BioReference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey

On December 18, 2013, the Company filed an action in the Superior Court of New Jersey against Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), captioned BioReference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen Cnty.).  The Company has been an in-network provider to Horizon’s preferred provider organization (“PPO”) members for more than 20 years and filed the lawsuit after attempts to resolve its dispute with Horizon were unsuccessful.

The Company currently provides services to Horizon pursuant to an Ancillary Services Provider Agreement entered into in 2003 and amended in 2007.  The central claims in the lawsuit arise from the Company’s performance of laboratory services since at least 2008 for members of Horizon’s NJ DIRECT plan, who receive benefits under a program that Horizon has bid, promoted, and represented to be a PPO product for New Jersey state, county, and municipal workers and teachers.  The lawsuit alleges that, despite these representations, Horizon has been improperly treating NJ DIRECT as a Managed Care program in its dealings with the Company, thereby costing the Company more than $20,000,000 in unreimbursed services and depriving state beneficiaries of valuable rights and benefits to which they are entitled.  The lawsuit alleges that Horizon furthered its fraud against the Company by means of a sham Request for Proposal issued in 2011 and through false and incorrect communications to the Company and other providers.  The Company asserts claims for breach of contract, breach of the implied covenant of good faith and fair dealing, and fraud against Horizon.  In addition to compensatory damages, the Company seeks to recover punitive damages from Horizon due to Horizon’s intentional and malicious misconduct.  The Company also seeks declaratory and injunctive relief.

On February 5, 2014, Horizon filed a motion to dismiss the complaint.  The Company’s brief in opposition to the motion is due on March 20, 2014, and the motion is returnable on March 28.  The Company intends to vigorously oppose the motion and prosecute its claims against Horizon.

University of Utah Research Foundation, et al.  v. GeneDx, Inc., Civil Action No. 2:13cv00954 (D. Utah)

On October 16, 2013, Myriad Genetics, Inc., Endorecherche, Inc., HSC Research and Development Limited Partnership, Trustees of the University of Pennsylvania, and University of Utah Research Foundation (“Plaintiffs”) filed a complaint for patent infringement against GeneDx, Inc., a wholly-owned subsidiary of Bio-Reference Laboratories, Inc., in the United States District Court for the District of Utah, Central Division in Salt Lake City, Utah. The complaint alleges that GeneDx offers laboratory services, including testing and analysis of BRCA1, BRCA2, and MUTYH genes, that infringe sixteen (16) U.S. Patents owned or controlled by the plaintiffs. Plaintiffs seek to recover damages, including enhanced damages, together with attorney’s fees, interest, and costs. Plaintiffs also seek other relief, including enjoining GeneDx from continuing its allegedly infringing activity.

On December 9, 2013, GeneDx filed its answer, affirmative defenses, and counterclaims alleging, among other things, that the asserted patent claims are invalid, unenforceable, and/or not infringed.

Plaintiff Myriad and several of the other Plaintiffs have previously and subsequently filed complaints against other laboratories or have been named as defendants in declaratory judgment actions by certain laboratories. Those cases involve some of the patents and claims asserted against GeneDx. The parties involved in those cases who are adverse to Myriad et al are:  Ambry Genetics Corp. (filed July 9, 2013, D. Utah);  Gene by Gene, Ltd. (filed July 10, 2013, D. Utah); Counsyl, Inc. (filed September 20, 2013, N.D. Cal.); Quest Diagnostics Inc. (filed October 10, 2013, C.D. Cal.); Quest Diagnostics Inc. (filed

October 22, 2013, D. Utah); Invitae Corp. (filed November 25, 2013, D. Utah); Invitae Corp. (filed November 26, 2013, N.D. Cal.); and Laboratory Corporation of America Holdings (filed December 3, 2013, D. Utah).

In the first-filed actions against Defendants Ambry Genetics Corp. and Gene by Gene, Ltd., on July 9 and July 10, 2013, respectively, Plaintiffs filed a motion for preliminary injunction with each complaint. The parties in each action provided the Court with briefing on the issues, as well as a technology tutorial on August 23, 2013, and the Court held multi-day hearings on the motion in September and October 2013. The Court has not yet issued a ruling on the motion.

On November 8, 2013, Plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation requesting centralization and consolidation in the District of Utah of each of the outstanding district court actions. On February 19, 2014, following briefing and a hearing, the Panel ordered centralization in the District of Utah before District Court Judge Robert J. Shelby, including the action against GeneDx.  The Court has not yet held a scheduling conference in this matter and no schedule is yet in place.

Item 5 — Other Information

On February 3, 2014, the Company entered into the thirteenth amendment to the revolving note payable loan agreement with PNC Bank, N.A (the “Amendment”).  This Amendment increased the maximum credit line from $45 million to $70 million.  The Company may loan up to $6 million to its subsidiaries, which limit will be calculated annually rather than quarterly as it was previously.  GeneDx, however, is not subject to this limitation as it is a co-borrower under the credit facility.  The Company is permitted to repurchase of up to 2 million shares of its common stock pursuant to a stock buyback plan approved by its board of directors, so long at the total consideration paid for such shares does not exceed $50 million.  Other than these changes, the credit facility is unchanged.

Item 6 — EXHIBITS

Exhibit No.	Description
10.1.1	Thirteenth Amendment to PNC Loan Documents
10.1.2	Twelfth Amended and Restated Secured Revolving Note, PNC Bank
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 10, 2014