Form 10-Q
period 2014-04-30
BIO REFERENCE LABORATORIES INC
filed 2014-06-06
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,716,644 shares of Common Stock ($.01 par value) at June 5, 2014.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2014

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	April 30,	October 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$24,480	$17,952
Accounts Receivable - Net	233,968	206,261
Inventory	19,950	19,095
Other Current Assets	9,329	9,416
Deferred Tax Assets	35,964	42,154
TOTAL CURRENT ASSETS	323,691	294,878

PROPERTY AND EQUIPMENT - AT COST	145,632	133,599
LESS: Accumulated Depreciation	(78,114)	(67,950)
PROPERTY AND EQUIPMENT - NET	67,518	65,649

OTHER ASSETS:
Investments in Unconsolidated Affiliate	5,151	5,237
Deposits	1,055	1,017
Goodwill - Net	35,185	35,185
Intangible Assets - Net	15,361	16,320
Other Assets	1,365	1,165
Deferred Tax Asset	2,291	2,077

TOTAL OTHER ASSETS	60,408	61,001

TOTAL ASSETS	$451,617	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$58,716	$61,614
Accrued Salaries and Commissions Payable	18,818	19,601
Accrued Taxes and Expenses	18,876	18,292
Other Short Term Acquisition Payable	3,969	2,438
Revolving Note Payable - Bank	43,160	26,139
Current Maturities of Long-Term Debt	509	493
Capital Lease Obligations - Short-Term Portion	5,931	5,185
TOTAL CURRENT LIABILITIES	149,979	133,762

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	12,938	10,712
Long - Term Debt — Net of Current Portion	3,411	3,670
Long Term Acquisition Payable		1,789
TOTAL LONG-TERM LIABILITIES	16,349	16,171

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,716,644 and 27,683,213 at April 30, 2014 and at October 31, 2013, respectively	277	277

Additional Paid-In Capital	39,897	39,430
Retained Earnings	245,115	231,888

TOTAL SHAREHOLDERS’ EQUITY	285,289	271,595
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,617	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2014	2013	2014	2013

NET REVENUES:	$201,366	$176,452	$382,635	$337,709

COST OF SERVICES:
Depreciation and Amortization	4,659	3,777	9,234	7,316
Employee Related Expenses	51,566	41,824	100,676	81,883
Reagents and Laboratory Supplies	38,352	33,767	75,583	65,477
Other Cost of Services	18,240	16,408	36,439	31,435
TOTAL COST OF SERVICES	112,817	95,776	221,932	186,111

GROSS PROFIT ON REVENUES	88,549	80,676	160,703	151,598

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,586	983	2,700	1,892
General and Administrative Expenses	50,992	43,812	100,578	85,453
Bad Debt Expense	17,092	15,172	32,665	27,785
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	69,670	59,967	135,943	115,130

INCOME FROM OPERATIONS	18,879	20,709	24,760	36,468

OTHER (INCOME) EXPENSE:
Interest Expense	597	434	1,206	733
Interest Income	(12)	(24)	(26)	(59)
Other (Income) Expense	56	104	86	225
TOTAL OTHER (INCOME) EXPENSES - NET	641	514	1,266	899

INCOME BEFORE INCOME TAXES	18,238	20,195	23,494	35,569
Provision for Income Taxes	7,965	8,857	10,267	15,566

NET INCOME	$10,273	$11,338	$13,227	$20,003

NET INCOME PER COMMON SHARE - BASIC:	$0.37	$0.41	$0.48	$0.72
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,716,644	27,698,146	27,712,525	27,707,241

NET INCOME PER COMMON SHARE - DILUTED:	$0.37	$0.41	$0.47	$0.72
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,857,467	27,879,448	27,855,141	27,891,431

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Six months ended
	April, 30
	2014	2013
OPERATING ACTIVITIES:
Net Income	$13,227	$20,003
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	11,934	9,208
Deferred Income Tax (Benefit) Expense	5,976	(3,036)
Stock Based Compensation	290	290
(Gain) Loss on Disposal of Fixed Assets	109	125
Undistributed Equity Method (Income) Loss	86	225
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(13,227)	(28,554)
Provision for Doubtful Accounts	(14,480)	5,363
Inventory	(855)	434
Other Current Assets	87	150
Other Assets	(200)	(249)
Deposits	(38)	(45)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	(3,097)	8,918

NET CASH - OPERATING ACTIVITIES	(188)	12,832

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(7,048)	(10,585)
Business Acquisitions and Related Costs	(258)	(6,837)

NET CASH - INVESTING ACTIVITIES	(7,306)	(17,422)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(243)	(228)
Payments of Capital Lease Obligations	(2,933)	(2,223)
Increase (Decrease) in Revolving Line of Credit	17,021	9,377
Common Stock Repurchase	0	(2,030)
Proceeds from Exercise of Options	177	89

NET CASH - FINANCING ACTIVITIES	14,022	4,985

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,528	395

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,952	25,143

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$24,480	$25,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,166	$656
Income Taxes	$9,867	$16,339

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the six-month periods ended April 30, 2014 and April 30, 2013, the Company entered into capital leases totaling $5,905 and $3,076, respectively.

During the six-month periods ended April 30, 2014 and April 30, 2013, the Company wrote-off approximately $920 and $2,501 of property and equipment, most of which were fully depreciated.

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

[2] Fair Value Measurements

As of April 30, 2014, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

[3] New Accounting Pronouncements

Removed and Reserved.

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

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2014	2013	2014	2013
Gross Service Revenues	1,017,621	861,506	1,927,499	1,660,216

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	94,520	86,433	183,439	168,260
All Other Third Party Payors*	706,234	584,211	1,330,379	1,127,496
Total Contractual Adjustments and Discounts	800,754	670,644	1,513,818	1,295,756
Service Revenues Net of Contractual Adjustments and Discounts	216,867	190,862	413,681	364,460
Patient Service Revenue Provision for Bad Debts**	15,501	14,410	31,046	26,751
Net Revenues	201,366	176,452	382,635	337,709

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

** Represents the amount of Bad Debt Expense that is required to be presented as a deduction from patient service revenue (net of contractual allowances and discounts) pursuant to ASU No. 2011-7.

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

	($)
	[Unaudited]
	April 30,	October 31,
	2014	2013

Contractual Credits/Discounts	454,774	342,297
Doubtful Accounts	74,781	89,261
Total Allowance	529,555	431,558

[6]  Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of April 30, 2014 (Unaudited) and October 31, 2013. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2014

	Weighted- Average Amortization Period		Accumulated Amortization	Net of Accumulated Amortization
Intangible Asset	Years	Cost ($)	($)	($)

Customer Lists	20	8,738	3,077	5,661
Covenants Not-to-Compete	5	11,131	5,149	5,982
Patents and Licenses	17	5,297	1,579	3,718

Totals		25,166	9,805	15,361

October 31, 2013

	Weighted-Average Amortization Period		Accumulated	Net of Accumulated
Intangible Asset	Years	Cost ($)	Amortization ($)	Amortization ($)

Customer Lists	20	8,738	2,878	5,860
Covenants Not-to-Compete	5	11,131	4,560	6,571
Patents and Licenses	17	5,297	1,408	3,889

Totals		25,166	8,846	16,320

The aggregate intangible amortization expense for the three months ended April 30, 2014 and 2013 was $730 and $227, respectively.  The aggregate intangible amortization expense for the six months ended April 30, 2014 and 2013 was $959 and $367, respectively.  The estimated intangible asset amortization expense for the remainder of fiscal year ending October 31, 2014 and for the four subsequent years is as follows:

October 31,	($)
2014	1,121
2015	1,852
2016	1,540
2017	1,063
2018	946
Thereafter	8,839

Total	15,361

[7] Revolving Note Payable - Bank

On February 3, 2014, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank Credit Line”).  This amendment increased the maximum credit line to $70,000.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $70,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At April 30, 2014, the Company elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of April 30, 2014, the Company utilized $43,160 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of April 30, 2014 is approximately $3,920.

[9] Provision for Income Taxes

The provision for income taxes for the three-months ended April 30, 2014 consists of a current tax provision of $7,508 and a deferred tax provision of $457. The provision for income taxes for the six-months ended April 30, 2014 consists of a current tax provision of $4,291 and a deferred tax provision of $5,976.  The provision for income taxes for the three-months ended April 30, 2013 consists of a current tax provision of $12,114 and a deferred tax benefit of $3,257. The provision for income taxes for the six-months ended April 30, 2013 consists of a current tax provision of $18,601 and a deferred tax benefit of $3,035.

On April 30, 2014, the Company had a current deferred tax asset of $35,964 and a long-term deferred tax asset of $2,291 included in other assets.  On April 30, 2013, the Company had a current deferred tax asset of $27,446 and a long-term deferred tax asset of $2,780 included in other assets.

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q (Quarterly Report) that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements”. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of Bio-Reference Laboratories, Inc. and its subsidiaries. Such statements concern matters that involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods, performance or achievements, or industry results, to be materially different from any future results, performance or achievements described, implied or suggested herein. Although we believe our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data Or Unless Otherwise Noted]

Overview

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a unique, technically advanced multiplex process for identifying sexually transmitted infections, is also offered as GenPath.  Our regional footprint lays within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us for processing along with specialized testing in order to simplify their diagnostic ordering and review procedures and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.  In October 2012, we launched Laboratorio Buena Salud, the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business is conducted in Spanish, including patient and physician interactions.

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

We have also created our PSIMedica business unit that has developed a Clinical Knowledge Management (CKM) System that takes data from enrollment, claims, pharmacy, laboratory results and any other available electronic source to provide both administrative and clinical analysis of a population. The system uses proprietary algorithms to cleanse and configure the data and transfer the resulting information into a healthcare data repository. Using advanced cube technology methodologies, the data can be analyzed from a myriad of views and from highly granular transactional detail to global trended overview. Events such as the Hurricane Katrina in Louisiana and general pressures from the government have made development of an electronic medical record system and Pay-for Performance reimbursement priority goals in the healthcare industry. A large portion of an individual’s medical record consists of laboratory data and a key performance indicator in any Pay-for-Performance initiative is laboratory result data. Our CKM system is a mature, full functioning solution that will allow us to play a role in these important national initiatives.

To date, neither our PSIMedica business unit nor CareEvolve has produced significant revenues relative to the primary laboratory operations.

Second Quarter Fiscal 2014 Compared to Second Quarter Fiscal 2013

NET REVENUES:

Net revenues for the three-month period ended April 30, 2014 were $201,366 as compared to $176,452 for the three-month period ended April 30, 2013.  This represents a 14% increase in net revenues. This increase is due to a 15% increase in patient counts and a decrease in revenue per patient of 1%. The number of patients serviced during the three-month period ended April 30, 2014 was 2,364, which was 15% greater when compared to the prior fiscal year’s corresponding three-month period.  This increase in patient counts is mainly due to the overall success of all our lines of business.  Net revenue per patient for the three-month period ended April 30, 2014 was $84.18 compared to net revenue per patient of $84.93 for the three-month period ended April 30, 2013, a decrease of 1%.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business.

COST OF SERVICES:

Cost of services increased from $95,776 for the three-month period ended April 30, 2013 to $112,817 for the three-month period ended April 30, 2014, an increase of 18%. This increase is 4% greater than the increase in net revenues.  This is mainly due to additional costs incurred as the result of integrating operations of our newly acquired businesses in Florida and California.

GROSS PROFITS:

Gross profits increased from $80,676 for the three-month period ended April 30, 2013 to $88,549 for the three-month period ended April 30, 2014, an increase of 10%. Gross profit margin decreased to 44% from 46%.  This decrease of is largely attributable to temporary increase in direct costs related to the newly acquired operations in Florida and California.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending April 30, 2013 were $59,967 as compared to $69,670 for the quarter ended April 30, 2014, an increase of 16%. This increase is slightly more than the increase in our net revenues as the result of additional expenses incurred as the result of integrating operations of newly acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense increased to $597 during the three-month period ending April 30, 2014 from $434 during the three-month period ended April 30, 2013. This increase is due to an increase in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $10,273 for the three-month period ended April 30, 2014, as compared to $11,338 for the three-month period ended April 30, 2013, a decrease of 9%. Pre-tax income for the period ended April 30, 2013 was $20,195, compared to $18,238 for the three-month period ended April 30, 2014, a decrease of 10%.  As indicated previously, this substantial decrease in pre-tax income is the result of several factors such as substantial additional integration costs related to our recent acquisitions in Florida and California, changing reimbursement landscape.  The provision for income taxes decreased to $7,965 for the three-month period ended April 30, 2014 from $8,857 for the period ended April 30, 2013.

Six Months 2014 Compared to Six Months 2013

NET REVENUES:

Net revenues for the six-month period ended April 30, 2014 were $382,635 as compared to $337,709 for the six-month period ended April 30, 2013. This represents a 13% increase in net revenues. This increase is due to a 13% increase in patient counts while the revenue per patient largely remained unchanged.  The number of patients serviced during the six-month period ended April 30, 2014 was 4,571, which was 13% greater when compared to the prior fiscal year’s corresponding six-month period. This increase in patient counts is mainly due to the overall success of all our lines of business. Net revenue per patient for the six-month period ended April 30, 2013 was $83.07 compared to net revenue per patient for the six-month period ended April 30, 2014 of $82.73, a decrease of less than 1%.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry as well as a failure to continue the sizeable annual percentage increase in base business.

COST OF SERVICES:

Cost of services increased to $221,932 for the six-month period ended April 30, 2014 from $186,111 for the six-month period ended April 30, 2013. This represents a 19% increase in direct operating costs.  This increase is 6% greater than the increase in net revenues.  This is mainly due to additional costs incurred as the result of integrating operations of our newly acquired businesses in Florida and California.

GROSS PROFITS:

Gross profits on net revenues increased to $160,703 for the six-month period ended April 30, 2014 from $151,598 for the six-month period ended April 30, 2013; an increase of 6%.  Gross profit margins were 42% for the six-month period ended April 30, 2014 compared to 45% in the corresponding six-month period ended April 30, 2013.  This decrease of is largely attributable to temporary increase in direct costs related to our newly acquired operations in Florida and California.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six-month period ended April 30, 2014 were $135,943 as compared to $115,130 for the six-month period ended April 30, 2013.  This represents an increase of 18%. This increase is 5% more than the increase in net revenues as the result of additional expenses incurred as the result of integrating operations of our newly acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense increased to $1,206 during the six-month period ending April 30, 2014 as compared to $733 during the six-month period ending April 30, 2013, an increase of $473.  This increase is due to an increase in the utilization of our PNC Bank credit line.

INCOME:

We realized net income of $13,227 for the six-month period ended April 30, 2014 as compared to $20,003 for the six-month period ended April 30, 2013, a decrease of 34%.  Our operating income decreased by 32% for the six-month period ended April 30, 2014 as compared to the six-month period ended April 30, 2013.  Pre-tax income for the six-month period ended April 30, 2014 was $23,494 as compared to $35,569 for the period ended April 30, 2013, a decrease of 34%. As indicated previously, this substantial decrease in pre-tax income is the result of several factors such as substantial additional integration costs related to our recent acquisitions in Florida and California, changing reimbursement landscape.  The provision for income taxes decreased from $15,566 for the period ended April 30, 2013, to $10,267 for the current six-month period; a decrease of 34%.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2014 was $173,712 as compared to $161,116 at October 31, 2013, an increase of 8%.  Our cash position increased by $6,528 during the current period.  We increased our short-term debt by $16 and repaid $259 in existing debt. We had current liabilities of $149,979 at April 30, 2014. We utilized $188 in cash from operations, compared to generating $12,832 for the six-month period ended April 30, 2013, an overall decrease of $13,020 in cash generated from operations year over year.  The decrease is attributable to a slower collection rate compared to sales growth rate, happening as the result of changing reimbursement landscape.  We believe this is the latest trend.

Accounts receivable, net of allowance for doubtful accounts, totaled $233,968 at April 30, 2014, an increase of $27,707 or 13% from October 31, 2013. Cash collected during the three-month period ended April 30, 2014 increased 11% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2014 was 105 days, an increase of 16 days, or about 18%, from the 89 days that we reported for the period ended April 30, 2013, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

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

Our cash balance at April 30, 2014 totaled $24,480 as compared to $17,952 at October 31, 2013.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2014	2013	2014	2013
Gross Service Revenues	1,017,621	861,506	1,927,499	1,660,216

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	94,520	86,433	183,439	168,260
All Other Third Party Payors*	706,234	584,211	1,330,379	1,127,496
Total Contractual Adjustments and Discounts	800,754	670,644	1,513,818	1,295,756
Service Revenues Net of Contractual Adjustments and Discounts	216,867	190,862	413,681	364,460
Patient Service Revenue Provision for Bad Debts**	15,501	14,410	31,046	26,751
Net Revenues	201,366	176,452	382,635	337,709

* All Other Third Party and Direct Payors consists of almost eight hundred distinct payors, including commercial health insurers and administrators as well as professionally billed accounts such as physicians, hospitals, clinics and other direct billed accounts.

** Represents the amount of Bad Debt Expense that is required to be presented as a deduction from patient service revenue (net of contractual allowances and discounts) pursuant to ASU No. 2011-7.

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

	($)
	[Unaudited]
	April 30,	October 31,
	2014	2013

Contractual Credits/Discounts	454,774	342,297
Doubtful Accounts	74,781	89,261
Total Allowance	529,555	431,558

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At April 30, 2014, advances of approximately $43,160,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at April 30, 2014 was approximately $201,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $29,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date: June 6, 2014