Form 10-Q
period 2014-07-31
BIO REFERENCE LABORATORIES INC
filed 2014-09-04
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

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

Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,727,644 shares of Common Stock ($.01 par value) at September 3, 2014.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

July 31, 2014

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	July 31,	October 31,
	2014	2013
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$20,007	$17,952
Accounts Receivable - Net	251,851	206,261
Inventory	19,555	19,095
Other Current Assets	9,570	9,416
Deferred Tax Assets	36,678	42,154
TOTAL CURRENT ASSETS	337,661	294,878

PROPERTY AND EQUIPMENT - AT COST	150,025	133,599
LESS: Accumulated Depreciation	(84,185)	(67,950)
PROPERTY AND EQUIPMENT - NET	65,840	65,649

OTHER ASSETS:
Investments in Unconsolidated Affiliate	5,241	5,237
Deposits	1,056	1,017
Goodwill - Net	35,185	35,185
Intangible Assets - Net	14,882	16,320
Other Assets	1,365	1,165
Deferred Tax Asset	4,892	2,077

TOTAL OTHER ASSETS	62,621	61,001

TOTAL ASSETS	$466,122	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	July 31,	October 31,
	2014	2013
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$69,292	$61,614
Accrued Salaries and Commissions Payable	18,327	19,601
Accrued Taxes and Expenses	15,577	18,292
Other Short Term Acquisition Payable	1,897	2,438
Revolving Note Payable - Bank	38,731	26,139
Current Maturities of Long-Term Debt	517	493
Capital Lease Obligations - Short-Term Portion	5,884	5,185
TOTAL CURRENT LIABILITIES	150,225	133,762

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	11,997	10,712
Long - Term Debt — Net of Current Portion	3,279	3,670
Long Term Acquisition Payable	0	1,789
TOTAL LONG-TERM LIABILITIES	15,276	16,171

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,727,644 and 27,683,213 at July 31, 2014 and at October 31, 2013, respectively	277	277

Additional Paid-In Capital	39,979	39,430
Retained Earnings	260,365	231,888

TOTAL SHAREHOLDERS’ EQUITY	300,621	271,595
TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$466,122	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Nine months ended
	July 31,		July 31,
	2014	2013	2014	2013

NET REVENUES:	$222,053	$185,427	$604,688	$523,136

COST OF SERVICES:
Depreciation and Amortization	5,305	3,981	14,539	11,296
Employee Related Expenses	52,856	43,397	153,532	125,280
Reagents and Laboratory Supplies	40,743	33,943	116,326	99,421
Other Cost of Services	20,706	18,446	57,145	49,881
TOTAL COST OF SERVICES	119,610	99,767	341,542	285,878

GROSS PROFIT ON REVENUES	102,443	85,660	263,146	237,258

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,416	1,022	4,116	2,913
General and Administrative Expenses	54,282	43,987	154,860	129,441
Bad Debt Expense	18,874	15,592	51,540	43,377
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	74,572	60,601	210,516	175,731

INCOME FROM OPERATIONS	27,871	25,059	52,630	61,527

OTHER (INCOME) EXPENSE:
Interest Expense	625	350	1,830	1,077
Interest Income	(22)	0	(48)	(822)
Other (Income) Expense	(90)	(1,046)	(4)	(52)
TOTAL OTHER (INCOME) EXPENSES - NET	513	(696)	1,778	203

INCOME BEFORE INCOME TAXES	27,358	25,755	50,852	61,324
Provision for Income Taxes	12,108	11,054	22,375	26,620

NET INCOME	$15,250	$14,701	$28,477	$34,704

NET INCOME PER COMMON SHARE - BASIC:	$0.55	$0.53	$1.03	$1.25
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,721,977	27,671,880	27,716,608	27,695,387

NET INCOME PER COMMON SHARE - DILUTED:	$0.55	$0.53	$1.02	$1.25
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,864,489	27,841,998	27,854,089	27,861,372

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Nine months ended
	July 31
	2014	2013
OPERATING ACTIVITIES:
Net Income	$28,477	$34,704
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	18,655	14,209
Deferred Income Tax (Benefit) Expense	2,661	(4,991)
Stock Based Compensation	290	290
(Gain) Loss on Disposal of Fixed Assets	180	301
Undistributed Equity Method (Income) Loss	(4)	240
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(32,618)	(47,704)
Provision for Doubtful Accounts	(12,972)	9,153
Inventory	(460)	(1,963)
Other Current Assets	(154)	(1,592)
Other Assets	(200)	(249)
Deposits	(39)	(69)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,689	14,646

NET CASH - OPERATING ACTIVITIES	7,505	16,975

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(11,066)	(17,616)
Business Acquisitions and Related Costs	(2,330)	(6,947)

NET CASH - INVESTING ACTIVITIES	(13,396)	(24,563)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(367)	(345)
Payments of Capital Lease Obligations	(4,538)	(3,375)
Increase (Decrease) in Revolving Line of Credit	12,592	16,576
Common Stock Repurchase	0	(2,030)
Proceeds from Exercise of Options	259	186

NET CASH - FINANCING ACTIVITIES	7,946	11,012

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,055	3,424

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,952	25,143

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$20,007	$28,567

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,864	$1,010
Income Taxes	$23,954	$29,387

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the nine-month periods ended July 31, 2014 and July 31, 2013, the Company entered into capital leases totaling $6,522 and $3,700 respectively.

During the nine-month periods ended July 31, 2014 and July 31, 2013, the Company wrote-off approximately $1,162 and $3,067 of property and equipment, most of which were fully depreciated.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2013 audited consolidated financial statements of Bio-Reference Laboratories, Inc.(“BRLI” or the “Company”) contained in its Annual Report on Form 10-K for the year ended October 31, 2013.

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

[2] Fair Value Measurements

As of July 31, 2014, the Company’s financial instruments primarily consist of cash, cash equivalents, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

[3] New Accounting Pronouncements

In May the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 titled Revenues from Contracts with Customers.  The update calls for a number of revisions in the revenue recognition rules.  The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted.  At this time the company is studying this update and has not yet determined the effect this may have on our consolidated financial statements.

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

	($)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	[Unaudited]		[Unaudited]
	2014	2013	2014	2013
Gross Service Revenues	1,100,880	905,713	3,028,379	2,565,929

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	100,630	91,173	284,069	259,433
All Other Third Party Payors*	762,958	612,769	2,093,337	1,740,265
Total Contractual Adjustments and Discounts	863,588	703,942	2,377,406	1,999,698
Service Revenues Net of Contractual Adjustments and Discounts	237,292	201,771	650,973	566,231
Patient Service Revenue Provision for Bad Debts**	15,239	16,344	46,285	43,095
Net Revenues	222,053	185,427	604,688	523,136

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

	($)
	[Unaudited]
	July 31,	October 31,
	2014	2013

Contractual Credits/Discounts	485,840	342,297
Doubtful Accounts	76,289	89,261
Total Allowance	562,129	431,558

[6] Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of July 31, 2014 (Unaudited) and October 31, 2013. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

July 31, 2014

Intangible Asset	Weighted-Average Amortization Period Years	Cost ($)	Accumulated Amortization ($)	Net of Accumulated Amortization ($)
Customer Lists	20	8,738	3,176	5,562
Covenants Not-to-Compete	5	11,131	5,443	5,688
Patents and Licenses	17	5,297	1,665	3,632

Totals		25,166	10,284	14,882

October 31, 2013

Intangible Asset	Weighted-Average Amortization Period Years	Cost ($)	Accumulated Amortization ($)	Net of Accumulated Amortization ($)
Customer Lists	20	8,738	2,878	5,860
Covenants Not-to-Compete	5	11,131	4,560	6,571
Patents and Licenses	17	5,297	1,408	3,889

Totals		25,166	8,846	16,320

The aggregate intangible amortization expense for the three months ended July 31, 2014 and 2013 was $479 and $230, respectively.  The aggregate intangible amortization expense for the nine months ended July 31, 2014 and 2013 was $1,438 and $597, respectively.  The estimated intangible asset amortization expense for the remainder of fiscal year ending October 31, 2014 and for the four subsequent years is as follows:

October 31,	($)
2014	491
2015	1,852
2016	1,540
2017	1,063
2018	946
Thereafter	8,990

Total	14,882

[7] Revolving Note Payable - Bank

On February 3, 2014, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank Credit Line”).  This amendment increased the maximum credit line to $70,000.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $70,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At July 31, 2014, the Company elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of July 31, 2014, the Company utilized $38,731 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of December 29, 2017.  The balance on this note as of July 31, 2014 is approximately $3,796.

[9] Provision for Income Taxes

The provision for income taxes for the three-months ended July 31, 2014 consists of a current tax provision of $15,424 and a deferred tax benefit of $3,316. The provision for income taxes for the nine-months ended July 31, 2014 consists of a current tax provision of $19,714 and a deferred tax provision of $2,661.

The provision for income taxes for the three-months ended July 31, 2013 consists of a current tax provision of $13,009 and a deferred tax benefit of $1,995. The provision for income taxes for the nine-months ended July 31, 2013 consists of a current tax provision of $31,611 and a deferred tax benefit of $4,991.

On July31, 2014, the Company had a current deferred tax asset of $36,678 and a long-term deferred tax asset of $4,892 included in other assets.  On July 31, 2013, the Company had a current deferred tax asset of $29,188 and a long-term deferred tax asset of $2,993 included in other assets.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

[Dollars In Thousands Except Per Share Data, Total Patient Data Or Unless Otherwise Noted]

Overview

We are a national clinical diagnostic laboratory located in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the New York super-region. We have developed a national reputation for our expertise in certain focused areas of clinical testing. GenPath Oncology, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a technically advanced multiplex process for identifying sexually transmitted infections, is offered as GenPath Women’s Health.  Our regional footprint lies within the New York City metropolitan area and the surrounding areas of New Jersey and southern New York State as well as eastern Pennsylvania and some areas of western Connecticut; we also provide services further into New York State, Pennsylvania, Delaware and Maryland. As a regional provider, we are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us for processing along with specialized testing in order to simplify their diagnostic ordering and review procedures and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.  In October 2012, we launched Laboratorio Buena Salud, the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business is conducted in Spanish, including patient and physician interactions.

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

As a full service clinical laboratory, we are constantly looking for new technologies and new methodologies that will help us to grow. Since the turn of the century, our size alone has made us attractive to companies that are driving the advances in technology. We represent a significant opportunity for these companies to market their products with a nationally recognized specialty provider in our focused areas of specialty or in one of the major population centers of the world—the New York Metropolitan area. We have had several successful strategic relationships with such technology opportunities. In addition to new technology opportunities, we have an extremely seasoned and talented management staff that has been able to identify emerging laboratory markets that are under-served or under-utilized. We have recently developed programs for cardiology, histology and women’s health to go along with our existing hemostasis, hematopathology and correctional healthcare initiatives which have already been established and in which we have been increasing our market share for the past several years. We offer a comprehensive pre-natal program to leverage our presence in the women’s health environment and we will continue to vigilantly seek focused diagnostic marketing opportunities where we can provide information, technology, service or support that expand and grow our clinical laboratory.

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

Third Quarter Fiscal 2014 Compared to Third Quarter Fiscal 2013

NET REVENUES:

Net revenues for the three-month period ended July 31, 2014 were $222,053 as compared to $185,427 for the three-month period ended July 31, 2013.  This represents a 20% increase in net revenues. This increase is due to a 16% increase in patient counts and anincrease in revenue per patient of 3%. The number of patients serviced during the three-month period ended July 31, 2014 was 2,511, which was 16% greater when compared to the prior fiscal year’s corresponding three-month period.  This increase in patient counts is mainly due to the overall success of all our lines of business.  Net revenue per patient for the three-month period ended July 31, 2014 was $87.54 compared to net revenue per patient of $85.25 for the three-month period ended July 31, 2013, anincrease of 3%.

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

COST OF SERVICES:

Cost of services increased from $99,767 for the three-month period ended July 31, 2013 to $119,610 for the three-month period ended July 31, 2014, an increase of 20%. This increase is in line with the increase in net revenues.

GROSS PROFITS:

Gross profits increased from $85,660 for the three-month period ended July 31, 2013 to $102,443 for the three-month period ended July 31, 2014, an increase of 20%. This is in line with the increase to the net revenues.  Gross profit margin remained unchanged at 46%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending July 31, 2013 were $60,601 as compared to $74,572 for the quarter ended July 31, 2014, an increase of 23%. This increase is slightly more than the increase in our net revenues as the result of additional expenses incurred as the result of integrating operations of recently acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense increased to $625 during the three-month period ending July 31, 2014 from $350 during the three-month period ended July 31, 2013. This increase is due to an increase in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $15,250 for the three-month period ended July 31, 2014, as compared to $14,701 for the three-month period ended July 31, 2013, anincrease of 4%. Pre-tax income for the period ended July 31, 2013 was $25,755, compared to $27,358 for the three-month period ended July 31, 2014, anincrease of 6%.The provision for income taxes increased to $12,108 for the three-month period ended July 31, 2014 from $11,054 for the period ended July 31, 2013.

Nine Months 2014 Compared to Nine Months 2013

NET REVENUES:

Net revenues for the nine-month period ended July 31, 2014 were $604,688 as compared to $523,136 for the nine-month period ended July 31, 2013. This represents a 16% increase in net revenues. This increase is due to a 14% increase in patient counts and an increase in revenue per patient of 1%.  The number of patients serviced during the nine-month period ended July 31, 2014 was 7,081, which was 14% greater when compared to the prior fiscal year’s corresponding nine-month period. This increase in patient counts is mainly due to the overall success of all our lines of business. Net revenue per patient for the nine-month period ended July 31, 2013 was $83.83 compared to net revenue per patient for the nine-month period ended July 31, 2014 of $84.43, anincrease of 1%.

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

COST OF SERVICES:

Cost of services increased to $341,542 for the nine-month period ended July 31, 2014 from $285,878 for the nine-month period ended July 31, 2013. This represents a 19% increase in direct operating costs.  This increase is 3% greater than the increase in net revenues.  This is mainly due to additional costs incurred as the result of integrating operations of our recently acquired businesses in Florida and California.

GROSS PROFITS:

Gross profits on net revenues increased to $263,146 for the nine-month period ended July 31, 2014 from $237,258 for the nine-month period ended July 31, 2013.  Gross profit margins were 44% for the nine-month period ended July 31, 2014 compared to 45% in the corresponding nine-month period ended July 31, 2013.  This decrease of is largely attributable to temporary increase in direct costs related to ourrecently acquired operations in Florida and California.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the nine-month period ended July 31, 2014 were $210,516 as compared to $175,731 for the nine-month period ended July 31, 2013.  This represents an increase of 20%. This increase is 4% more than the increase in net revenues as the result of additional expenses incurred as the result of integrating operations of our recently acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense increased to $1,830 during the nine-month period ending July 31, 2014 as compared to $1,077 during the nine-month period ending July 31, 2013, an increase of $753.  This increase is due to an increase in the utilization of our PNC Bank credit line.

NET INCOME:

We realized net income of $28,477 for the nine-month period ended July 31, 2014 as compared to $34,704 for the nine-month period ended July 31, 2013, a decrease of 18%.  Our operating income decreased by 14% for the nine-month period ended July 31, 2014 as compared to the nine-month period ended July 31, 2013.  Pre-tax income for the nine-month period ended July 31, 2014 was $50,852 as compared to $61,324 for the period ended July 31, 2013, a decrease of 17%. As indicated previously, this substantial decrease in pre-tax income is the result of several factors such as substantial additional integration costs related to our recent acquisitions in Florida and California, changing reimbursement landscape.  The provision for income taxes decreased from $26,620 for the period ended July 31, 2013, to $22,375 for the current nine-month period; a decrease of 16%.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at July 31, 2014 was $187,436 as compared to $161,116 at October 31, 2013, an increase of 16%.  Our cash position increased by $2,055 during the current period.  We increased our short-term debt by $24 and repaid $391 in existing debt. We had current liabilities of $150,225 at July 31, 2014. We generated $7,505 in cash from operations, compared to generating $16,975 for the nine-month period ended July 31, 2013, an overall decrease of $9,470 in cash generated from operations year over year.  The decrease is attributable to a slower collection rate compared to sales growth rate, happening as the result of changing reimbursement landscape.  We believe this is the latest trend.

Accounts receivable, net of allowance for doubtful accounts, totaled $251,851 at July 31, 2014, an increase of $45,590 or 22% from October 31, 2013. Cash collected during the three-month period ended July 31, 2014 increased 27% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended July 31, 2014 was 105 days, an increase of 10 days, or about 11%, from the 95 days that we reported for the period ended July 31, 2013, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

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

Our cash balance at July 31, 2014 totaled $20,007 as compared to $17,952 at October 31, 2013.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

	($)
	Three Months Ended		Nine Months Ended
	July 31,		July 31,
	[Unaudited]		[Unaudited]
	2014	2013	2014	2013
Gross Service Revenues	1,100,880	905,713	3,028,379	2,565,929

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	100,630	91,173	284,069	259,433
All Other Third Party Payors*	762,958	612,769	2,093,337	1,740,265
Total Contractual Adjustments and Discounts	863,588	703,942	2,377,406	1,999,698
Service Revenues Net of Contractual Adjustments and Discounts	237,292	201,771	650,973	566,231
Patient Service Revenue Provision for Bad Debts**	15,239	16,344	46,285	43,095
Net Revenues	222,053	185,427	604,688	523,136

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

	($)
	[Unaudited]
	July 31,	October 31,
	2014	2013

Contractual Credits/Discounts	485,840	342,297
Doubtful Accounts	76,289	89,261
Total Allowance	562,129	431,558

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At July 31, 2014, advances of approximately $37,731,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at July 31, 2014 was approximately $203,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $44,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

BIO-REFERENCE LABORATORIES, INC.

PART II—OTHER INFORMATION

Item 1 — Legal Proceedings

Bio-Reference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey

On December 18, 2013, the Company filed an action in the Superior Court of New Jersey against Horizon Blue Cross Blue Shield of New Jersey (“Horizon”), captioned Bio-Reference Laboratories, Inc. v. Horizon Healthcare Services, Inc. d/b/a Horizon Blue Cross Blue Shield of New Jersey, Docket No. BER L-009748-13 (N.J. Super. Ct. Bergen Cnty.).  The Company has been an in-network provider to Horizon’s preferred provider organization (“PPO”) members for more than 20 years and filed the lawsuit after attempts to resolve its dispute with Horizon were unsuccessful.

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

On February 5, 2014, Horizon filed a motion to dismiss the complaint, which the Company opposed.  On March 28, 2014, the Honorable Robert C. Wilson of the Superior Court of New Jersey issued an oral ruling denying Horizon’s motion to dismiss without prejudice pending the completion of discovery.  The Company and Horizon are conducting discovery, which is currently scheduled to close in mid 2015.  The Company intends to vigorously prosecute its claims against Horizon.

University of Utah Research Foundation, et al.  v. GeneDx, Inc., Civil Action No. 2:13cv00954 (D. Utah)

On October 16, 2013, Myriad Genetics, Inc., Endorecherche, Inc., HSC Research and Development Limited Partnership, Trustees of the University of Pennsylvania, and University of Utah Research Foundation (“Plaintiffs”) filed a complaint for patent infringement against GeneDx, Inc., a wholly-owned subsidiary of Bio-Reference Laboratories, Inc., in the United States District Court for the District of Utah, Central Division in Salt Lake City, Utah (“District of Utah litigation”). The complaint alleges that GeneDx offers laboratory services, including testing and analysis of BRCA1, BRCA2, and MUTYH genes, that infringe sixteen (16) U.S. Patents owned or controlled by the plaintiffs. Plaintiffs seek to recover damages, including enhanced damages, together with attorney’s fees, interest, and costs. Plaintiffs also seek other relief, including enjoining GeneDx from continuing its allegedly infringing activity.

On December 9, 2013, GeneDx filed its answer, affirmative defenses, and counterclaims alleging, among other things, that the asserted patent claims are invalid, unenforceable, and/or not infringed.

Plaintiff Myriad and several of the other Plaintiffs have previously and subsequently filed complaints against other laboratories or have been named as defendants in declaratory judgment actions by certain laboratories. Those cases involve some of the patents and claims asserted against GeneDx. The parties involved in those cases who are adverse to Myriad et al are:  Ambry Genetics Corp. (filed July 9, 2013, D. Utah); Gene by Gene, Ltd. (filed July 10, 2013, D. Utah); Counsyl, Inc. (filed September 20, 2013, N.D. Cal.); Quest Diagnostics Inc. (filed October 10, 2013, C.D. Cal.); Quest Diagnostics Inc. (filed October 22, 2013, D. Utah); Invitae Corp. (filed November 25, 2013, D. Utah); Invitae Corp. (filed November 26, 2013, N.D. Cal.); Laboratory Corporation of America Holdings (filed December 3, 2013, D. Utah); Counsyl, Inc. (filed June 13, 2014, D. Utah); and Pathway Genomics Corp. (filed June 13, 2014, D. Utah) (collectively “Defendants”).

On November 8, 2013, Plaintiffs filed a motion with the Judicial Panel on Multidistrict Litigation requesting centralization and consolidation in the District of Utah of each of the outstanding district court actions. On February 19, 2014, following briefing and a hearing, the Panel ordered centralization in the District of Utah before District Court Judge Robert J. Shelby, including the action against GeneDx. The Court held an initial scheduling conference on April 25, 2014.

In the first-filed actions against Defendants Ambry Genetics Corp. and Gene by Gene, Ltd., on July 9 and July 10, 2013, respectively, Plaintiffs filed a motion for preliminary injunction with each complaint. The parties in each action provided the Court with briefing on the issues, as well as a technology tutorial on August 23, 2013, and the Court held multi-day hearings on the motion in September and October 2013. Prior to any decision, Plaintiffs and Defendant Gene by Gene entered a stipulated dismissal of that action on February 7, 2014. On March 10, 2014, the Court denied Plaintiffs’ request for a preliminary injunction against Defendant Ambry Genetics Corp.

Plaintiffs appealed that decision to the Court of Appeals for the Federal Circuit. Plaintiffs submitted their appeal brief on April 18, 2014 and Defendant Ambry Genetics Corp. submitted its appeal brief on June 2, 2014. Plaintiffs filed their reply appeal brief on June 13, 2014. Oral argument has not yet been scheduled.

On August 18, 2014, GeneDx filed eleven petitions for Inter Partes Review (“IPR”) with the U.S. Patent and Trademark Office, challenging the validity of certain of the patents asserted against it in the District of Utah litigation. The eleven patents involved in these petitions are U.S. Patent Nos. 5,654,155; 5,753,441; 6,033,857; 6,051,379; 6,083,698; 6,951,721; 7,470,510; 7,563,571; 7,622,258; 7,670,776, and 7,838,237. IPR is a relatively new procedure established by the America Invents Act of 2011 as a means to challenge patentability at the U.S. Patent and Trademark Office; and these petitions are the first, and so far only, use of the IPR procedure by any of the Defendants in the Myriad cases.

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

Date: September 3, 2014