Form 10-K
period 2014-10-31
BIO REFERENCE LABORATORIES INC
filed 2015-01-13
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

The aggregate market value of the voting stock of Bio-Reference Laboratories, Inc. (consisting of Common Stock, $.01 par value) held by non-affiliates of the registrant was approximately $623,605,643 based upon the last sale price for the Common Stock on April 30, 2014, the last trading date of the registrant’s most recently completed second quarter, as reported on the NASDAQ Global Market System.

On January 9, 2015, there were 27,749,644 shares of Common Stock issued and outstanding.

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

Item. 1. — Business

Overview

We are a clinical testing laboratory offering testing, information and related services to physician offices, clinics, hospitals, employers and governmental units.  We believe that we are the third largest full-service laboratory in the United States and the largest independent regional laboratory in the Northeastern market. We offer a comprehensive list of laboratory testing services utilized by healthcare providers in the detection, diagnosis, evaluation, monitoring and treatment of diseases.  We primarily focus on esoteric testing, molecular diagnostics, anatomical pathology, genetics, women’s health and correctional health care.

We currently process approximately 9.6 million laboratory test requisitions each year. A requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be invoiced for the tests. We have a network of approximately 175 patient service centers located in the Northeast (primarily in New York metropolitan super-regional area) for collection of patient specimens.  We currently conduct business in twenty two states.  Most of the business is however concentrated in larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts. We primarily offer laboratory services to physician offices in these areas with an infrastructure that includes a comprehensive logistical department, extensive phlebotomy services and phlebotomy draw stations scattered around our geographic area.  In October 2012, we launched Laboratorio Buena Salud (“LBS”), the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business for LBS is conducted in Spanish, including patient and physician interactions.

In addition to our clinical testing operations, we operate a clinical knowledge management service through our PSIMedica business unit.  This system uses customer data from laboratory results, pharmaceutical data, claims data and other data sources to provide administrative and clinical decision support systems that enable our customers to provide quality and efficient healthcare to their populations.  We believe that we have a valuable source of data that will represent a significant asset in the future.

We also operate a web-based connectivity portal solution for laboratories and physicians through our CareEvolve subsidiary. We use this portal ourselves to provide laboratory ordering, results and patient analytics as well as connectivity to our physician customers.  We also market and license this connectivity solution to other laboratories throughout the country.

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

The Clinical Laboratory Testing Market in the United States

We believe that the U.S. market for clinical laboratory testing generated approximately $73 billion in annual revenue in 2014.  Nearly all laboratory tests are performed by one of three types of laboratories: hospital laboratories, physician office laboratories or independent clinical laboratories. We believe approximately 60% of the clinical laboratory tests done in the United States are currently performed in a hospital laboratory, approximately 35% performed by an independent clinical laboratory and the balance in a physician office or other laboratory.

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

Ongoing research and development in genetics and genomics.

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

Our innovative technology platform for sexually transmitted infections has enabled us to expand from a regional service offering to a national offering with specimens coming from throughout the contiguous 48 states in the area of Women’s Health, through our GenPath Women’s Health business unit.

GeneDx, our wholly owned subsidiary, is our primary genetics laboratory and is typically recognized as an industry leading national laboratory for testing of rare and ultra-rare genetic diseases.

We have one of the largest regional marketing staffs of any laboratory in the country. We have groups dedicated to the Metropolitan regional market, the Oncology market, the Women’s Health market, the Genetic testing market and the Correctional Health market, as well as cross-over groups selling to large institutions and national accounts.

We believe that our large marketing staff and strong infrastructure within our designated area can be leveraged to bring new technologies to physicians and healthcare providers. Over the past year, our volume of testing in the area of molecular diagnostics has increased by approximately 35%.

We believe that laboratory data has great value in managing the healthcare of a population, but can only be properly utilized when combined with medical claims and pharmacy data. Our medical information unit, PSIMedica, as well as our connectivity solution, CareEvolve, seek to combine laboratory data with these other data elements in order to provide actionable analytics designed to help to improve the quality and efficiency of healthcare.  We believe that there is great value to the genetic and genomic data that we generate through our various laboratory services and we intend to leverage the value of this asset as well.

Strategy

We seek to continue our strong growth not only through our marketing organization, new technologies and superior service, but also by providing value-added analytics in conjunction with laboratory results.  Our mission is to be recognized by our clients as the best provider of clinical laboratory testing, information and related services. We believe that it is critical for us to deliver our provider-customers actionable medical knowledge at affordable costs to the patient and providers.  The principal components of our strategy to achieve our mission are as follows:

capitalize on our position within the clinical market

lead in providing medical information and knowledge;

provide the highest quality service; and

pursue strategic growth opportunities, both through development of new testing services and through acquisitions.

Our Testing Services

Our laboratory testing business consists of routine testing and esoteric testing. Routine testing generates approximately 32% and esoteric testing generates approximately 68% of our net revenues.

Routine Testing

Routine tests measure various health parameters, such as the functions of the heart, kidney, liver, thyroid and other organs. Below is an abbreviated list of some commonly ordered routine tests:

Blood cell counts

Cholesterol levels

Pregnancy

Substance abuse

Urinalysis

We perform these tests at our main processing facility in Elmwood Park, New Jersey, as well as at our satellite facilities in Florida, Texas, Maryland, Ohio, New York and Connecticut.  We typically operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. Tests results are delivered via driver or electronically.

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

Genetics and Genomics (the study of chromosomes, genes and their protein products)

Immunology (the study of the immune system)

Microbiology (the study of microscopic forms of life)

HIV-related tests

Molecular diagnostics (the study of genetic content for disease information)

Oncology (the study of abnormal cell growth)

Serology (the study of body fluids)

Toxicology (the study of chemicals and drugs and their effects on the body)

We perform cancer cytogenetic testing at our main processing facility in Elmwood Park, and at our leased facilities in Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX, Melbourne, FL, and Campbell, CA, and at our Elmwood Park facility.

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

CareEvolve—Connectivity Solutions

Through our CareEvolve subsidiary, we offer a physician-based connectivity solution.  This system provides a complex, sophisticated portal for ordering laboratory services and delivering laboratory results, along with ancillary connectivity services.  The system is designed to be physician-centric and to provide a highly flexible, scalable, comprehensive desktop solution for physicians to manage their day-to-day practice needs, as well as to handle their clinical laboratory ordering and reporting.  In addition, we have developed analytical tools that allow providers to query and understand their patient population better and to identify practice trends and patient outliers.  This product has been designed to work as a platform with plug and play capability that can easily be used by other laboratories that also need a web-based solution for their physician customers.

Payors and Clients

We provide laboratory services to a range of healthcare providers. A “payor” is the party who pays for the tests while the “client” is the party that refers the tests to us. An organization that has a contract with us, such as a clinic or governmental agency, may be both a payor and a client. Some states, such as New York and New Jersey, prohibit us from billing physician clients.  During fiscal year 2014, no single client accounted for more than 10% of our net revenues.

The following table reflects our estimate of the breakdown of net revenue by type of payor for the fiscal years ended October 31, 2012, 2013, and 2014.

	Fiscal Year Ended October 31,
	2014	2013	2012

Direct Patient Billing	2%	2%	2%
Commercial Insurance	69%	64%	62%
Professional Billing	12%	16%	17%
Medicare	16%	17%	18%
Medicaid	1%	1%	1%
	100%	100%	100%

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

We provide laboratory services to governmental agencies and large employer groups. We believe that we are the largest provider of  laboratory testing services to correctional facilities in the United States. All of these clients are charged on a contractual basis.

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

Sales and Marketing

We employ full and part-time sales and marketing representatives. With nearly 400 managers and sales and service representatives working for us, we have groups dedicated to the regional markets in larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts in the areas of oncology, the women’s health, the genetic testing, the correctional health, institutional and national accounts.

All of our sales and marketing personnel operate in a dual capacity, as both marketing and client support representatives. This ensures that all of our salespersons are intimately involved with the client. We believe that this is extremely helpful in client retention, since it provides a strong connection between our clients and us.

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

Competition

We compete with three types of providers in a highly fragmented and competitive industry: hospital laboratories, physician-office laboratories and other independent clinical laboratories. Our major competitors in the New York metropolitan area are two of the largest national laboratories, Quest Diagnostics and Laboratory Corporation of America. Although we are much smaller than these national laboratories, we believe that we compete successfully with them in our region due to our innovative testing services and our level of service.  We believe our responses to medical consultation are faster and more personalized than those of the national laboratories. Our client service staff deals only with basic technical questions and those that have medical or scientific significance are referred directly to our senior scientists and medical staff.

Quality Assurance

In order to provide accurate and precise clinical information to the physician, it is essential that we maintain a well structured and vigorous quality assurance program. We hold the required Federal and state licenses necessary for the operation of a clinical laboratory at our facilities in New Jersey, New York, Maryland, Massachusetts, Texas, Connecticut and Ohio. We submit to vigorous proficiency tests (or surveys) for all tests that we perform. We are also subject to unannounced inspections from the various state and federal licensing agencies.

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

The Company provides clinical laboratory services in the State of Connecticut.  In connection with the provision of such laboratory services, the Company operated a number of blood collection stations in Connecticut, as it does throughout the country.  Due to a misunderstanding by BRLI personnel charged with the responsibility for the Connecticut blood collection stations regarding the process for opening and obtaining approval for the operation of a blood collection station, some of the blood collection stations were opened prior to receipt of written approval from the State of Connecticut Department of Public Health.  At the request of the State of Connecticut Department of Public Health, BRLI’s ceased operation of those collection stations that had not received written approval certificates.  Thereafter, BRLI voluntarily entered into an agreement with the State of Connecticut Department of Public Health wherein BRLI agreed on the procedure for applying to open new blood collection stations, including third-party regulatory review, and maintenance of quality assurance controls for the clinical laboratories and collection stations in Connecticut during a probationary period, and the payment of a fine.  BRLI continues to operate in Connecticut and participate in the Connecticut Medicaid Program.

Reimbursement for Laboratory Services

We typically bill third party payors such as Medicare, Medicaid, Governmental programs and private insurers for our services.  Billing for clinical testing services is very complicated, and our payors often have different coverage, billing and reimbursement requirements, and change those requirements on an ongoing basis.  Also, submissions of our claims are particularly complex because we provide molecular diagnostic services, anatomic pathology services and clinical laboratory tests, all of which generally are paid using different reimbursement principals.  The clinical laboratory tests are often paid under a clinical laboratory fee schedule, and the anatomic pathology services are often paid under a physician fee schedule; molecular diagnostic testing, including genetic testing, usually has highly specific rules for reimbursement. If ordering physician requisitions contain incorrect or incomplete information, we may also be unable to collect reimbursement from payors.  The increased use of electronic ordering reduces, but does not eliminate, the incidence of missing or incorrect information.

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

For most of the tests performed for Medicare or Medicaid beneficiaries, laboratories are required to bill Medicare or Medicaid directly, and to accept Medicare or Medicaid reimbursement as payment in full. Part B of the Medicare program contains fee schedule payment methodologies for clinical laboratory services, and the Medicare approach and reimbursement levels often serve as a benchmark for commercial payors.  Payment under Medicare is generally the lesser of billed charges, the local fee for a geographic area, and a national limitation amount that is set at a percent of the median of all local fee schedule amounts for each laboratory test code.  Each year, subject to federal legislation, fees may be updated for inflation based on the percentage change in the Consumer Price Index, or CPI.  From 2004 through 2008 the clinical laboratory fee schedule remained frozen, with no CPI increases.  Then, for the first time in five years, as of January 1, 2009 laboratories received a 4.5% across the board increase in reimbursements.  For 2010, the clinical laboratory fee schedule was decreased by 1.9 percent. For 2011, under the Health Care Reform Law, it was decreased by 1.75 percent, the first of a series of such annual reductions effective from 2011 to 2015, and in 2011, certain “productivity adjustments were instituted that have functioned to decrease rate increases under the CPI update. For 2012, the clinical laboratory fee schedule was increased by .65%, and in February 2012, Congress passed legislation that reduced payment rates under the clinical laboratory fee schedule by 2%, effective January 1, 2013 and an additional 2% reduction in Medicare rates is scheduled to take effect on March 1, 2013 under a “sequestration” mandate, unless Congress acts to prevent this reduction.  In March 2014, Congress enacted the Protecting Access to Medicare Act (“PAMA”).  Pursuant to this legislation, CLFS fees will be stable until 2017, during which time Congress has mandated CMS to perform a market study to make sure that CMS is being fees commensurate with those being paid by commercial payors.  There is no certainty regarding the effects of PAMA or even whether PAMA will survive through completion.  At this point in time, however, the CLFS should be relatively stable through the year 2016.

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

Our laboratory completed its first CLIA inspection under CLIA guidelines and received its certificate of compliance effective February 7, 1996. It has been reinspected since on a bi-annual basis and found to be in compliance.  We believe the Company is in compliance with all applicable federal and state laboratory requirements.  Noting that pursuant to the terms of the Connecticut Consent Order discussed above, the Company has agreed to exceed normal state requirements in the State of Connecticut for patient service center compliance.

Compliance Program

The Office of Inspector General has published a Model Compliance Program for the clinical laboratory industry. This is a voluntary program for laboratories to demonstrate to the Federal government that they are responsible providers. In addition, certain states, such as New York, require that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that general adheres to the standards set forth in the Model Compliance Program. Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements.  We have implemented a comprehensive voluntary compliance program adhering to the standards set forth in the Model Compliance Program .

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

HIPAA provides for significant fines as well as substantial criminal penalties for violations of the Act.  The federal Health Information Technology for Economic and Clinical Health, or HITECH, Act, strengthened and expanded HIPAA, including to require certain breach notification obligations, to extend a number of HIPAA requirements directly to business associates, to heighten penalties and enforcement provisions (including requiring HHS to conduct periodic audits to confirm compliance), and to extend enforcement authority over HIPAA to state attorney generals.

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

                In March 2014 CareEvolve, the Company’s wholly owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND.  CareEvolve immediately identified and resolved the breach issue, but in the meantime an Internet data googlebot, a data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches.  To the best of the Company’s knowledge, there were no known disclosures of this Patient Health Information (“PHI”) to unauthorized parties and the Company took immediate steps to have the PHI removed from the Internet.  The

Company self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”) and is awaiting further discussions, investigation and action by OCR.

In addition, HIPAA requires health care providers, such as clinical laboratories, and other covered entities, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  The Company believes it is in compliance in all material respects with the current rules.  With respect to these rules, commencing July 1, 2012, CMS required that all HIPAA-covered entities, such as the Company, conduct electronic claim submissions and related electronic transactions under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and were to be implemented on October 1, 2014.  That date has been extended to October 1, 2015.  The Company has been aware of these changes for some time, and believes it is prepared to timely adopt the new standards.  However, it is expected that these changes, in particular the adoption of new diagnostic codes — which must be provided to us accurately by referring physicians in order for us to receive payment from payors, such as Medicare — will result in a degree of disruption and confusion, which may adversely affect Company operations, including the timeliness of reimbursement.

Laboratory Developed Tests (LDTs)

The federal Food and Drug Administration, or FDA, has regulatory responsibility over, among other areas, instruments, test kits reagents and other medical devices used by clinical laboratories to perform diagnostic testing.  High complexity and CLIA-certified laboratories, such as ours, frequently develop internal testing procedures to provide diagnostic results to customers. These tests are referred to as laboratory developed tests, or LDTs.  LTD’s are subject to CMS oversight through its enforcement of CLIA.  The FDA has also claimed regulatory authority over all LDTs, but indicates that it has exercised enforcement discretion with regard to most LDTs offered by high complexity CLIA-certified laboratories, and has not subjected these tests to the panoply of FDA rules and regulations governing medical devices.  However, the FDA has stated that it has been considering changes in the way it believes that laboratories ought to be allowed to offer these LDTs, and during 2010 publicly announced that it would be exercising regulatory authority over LDTS, using a risk-based approach that will direct more resources to tests with the highest risk of injury.  In September 2014, the FDA announced its framework and timetable for implementing this guidance.  Through the American Clinical Laboratory Association (“ACLA”) the industry has announced its intention to oppose the guidance proposed by the FDA and has engaged the services of Professor Lawrence Tribe and former Solicitor General Paul Clement to represent the interests of the industry in this matter.

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

Intellectual Property Rights

The Company maintains a combination of patent licenses, trademarks, copyrights, trade secrets and nondisclosure and non-competition agreements to establish and protect its proprietary technology. The Company believes, however, that no single patent, technology, trademark, intellectual property asset or license is material to its business as a whole.

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

Employees

At October 31, 2014, we had 3,406 full-time and 941 part-time employees serving in executive positions, as technicians and technologists (including physicians, pathologists and PhDs), in marketing, in logistics and in bookkeeping, clerical and administrative positions. None of our employees are represented by a labor union. We regard relations with our employees as satisfactory.

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

We have adopted policies and procedures designed to comply with these laws.  In the ordinary course of business, we conduct internal reviews of our compliance with these laws.  The growth of our business and sales organization may increase the potential for violating these laws or our internal policies and procedures, despite our ongoing vigilance in maintaining and updating our compliance procedures.  The risk of our being found in violation of these or other laws and regulations is further increased by the fact that many of them are extremely complex and in many instances, there are no significant regulatory or judicial interpretations of these laws and regulations.   Any action brought against us for violation of these or other laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Any determination that we have violated these laws or regulations, or the public announcement that we are being investigated for possible violations of these laws or regulations, could harm our operating results and financial condition. If our operations are found to be in violation of any of these laws and regulations, we may be subject to any applicable penalty associated with the violation, including civil and criminal penalties, damages and fines, we could be required to refund payments received by us, and we could be required to curtail or cease our operations. In addition, a significant change in any of these laws or regulations may require us to change our business model in order to maintain compliance with these laws or regulations, which could harm our operating results and financial condition.

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

Pursuant to HIPAA, we must comply with comprehensive privacy and security standards with respect to the use and disclosure of protected health information, as well as standards for electronic transactions, including specified transaction and code set rules.   Under recent HITECH amendments to HIPAA, the law was expanded, including requirements to provide notification of certain identified data breaches, direct patient access to laboratory records, the extension of certain HIPAA privacy and security standards directly to business associates, and heightened penalties for noncompliance, and enforcement efforts.

In addition, the HIPAA transaction standards are complex, and subject to differences in interpretation by payors. For instance, some payors may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent application of transaction standards by payors or the our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in the timeliness of reimbursement. In addition, new requirements for additional standard transactions, such as claims attachments, Version 5010 of the HIPAA Transaction Standards and the ICD-10-CM Code Set, could prove technically difficult, time-consuming or expensive to implement. We are working closely with our payors to establish acceptable protocols for claim submission and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

FDA regulation of laboratory-developed tests (“LDTs”) may result in significant change, and our business could be adversely impacted if we fail to adapt.

High complexity, CLIA-certified laboratories, such as ours, frequently develop testing procedures internally to provide diagnostic results to customers, which are offered as laboratory-developed tests.   The FDA claims to have regulatory authority over these LDTs and has stated that it intends to issue guidance to the industry regarding its regulatory approach. In such discussions, the FDA has indicated that it would use a risk-based approach to regulation and would direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. .  In September 2014, the FDA announced its framework and timetable for implementing this guidance.  Through the American Clinical Laboratory Association (“ACLA”) the industry has announced its intention to oppose the guidance proposed by the FDA and has engaged the services of Professor Lawrence Tribe and former Solicitor General Paul Clemente to represent the interests of the industry in this matter.  We cannot predict the ultimate timing or form of any such guidance or regulation and the potential impact on our existing tests, our tests in development [or the materials used to perform our tests].If adopted, such a regulatory approach by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

A failure to comply with any of federal or state laws applicable to our business, particularly laws related to the elimination of healthcare fraud, may adversely impact our business.

             Federal officials responsible for administering and enforcing the healthcare laws and regulations have made a priority of eliminating healthcare fraud. For example, the Health Care Reform Law includes significant new fraud and abuse measures, including required disclosures of financial arrangements with physician customers, lower thresholds for violations and increasing potential penalties for such violations. Federal funding available for combating health care fraud and abuse generally has increased. While we seek to conduct our business in compliance with all applicable laws and regulations, many of the laws and regulations applicable to our business, particularly those relating to billing and reimbursement of tests and those relating to relationships with physicians, hospitals and patients, contain language that has not been interpreted by courts. We must rely on our interpretation of these laws and regulations based on the advice of our counsel and regulatory or law enforcement authorities may not agree with our interpretation of these laws and regulations and may seek to enforce legal remedies or penalties against us for violations. From time to time we may need to change our operations, particularly pricing or billing practices, in response to changing interpretations of these laws and regulations or regulatory or judicial determinations with respect to these laws and regulations. These occurrences, regardless of their outcome, could damage our reputation and harm important business relationships that we have with healthcare providers, payors and others. Furthermore, if a regulatory or judicial authority finds that we have not complied with applicable laws and regulations, we could be required to refund amounts that were billed and collected in violation of such laws and regulations. In addition, we may voluntarily refund amounts that were alleged to have been billed and collected in violation of applicable laws and regulations. In either case, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third-party claims, all of which could harm our operating results and financial condition. Moreover, regardless of the outcome, if we or physicians or other third parties with whom we do business are investigated by a regulatory or law enforcement authority we could incur substantial costs, including legal fees, and our management may be required to divert a substantial amount of time to an investigation.

To enhance compliance with applicable health care laws, and mitigate potential liability in the event of noncompliance, regulatory authorities, such as the United States Health and Human Services Department Office of Inspector General (“OIG”), have recommended the adoption and implementation of a comprehensive health care compliance program that generally contains the elements of an effective compliance and ethics program described in Section 8B2.1 of the United States Sentencing Commission Guidelines Manual, and for many years the OIG has made available a model compliance program targeted to the clinical laboratory industry.  In addition, certain states, such as New York, requires that health care providers, such as clinical laboratories, that engage in substantial business under the state Medicaid program have a compliance program that generally adheres to the standards set forth in the Model Compliance Program.  Also, under the Health Care Reform Law, the U.S. Department of Health and Human Services, or HHS, will require suppliers, such as the Company, to adopt, as a condition of Medicare participation, compliance programs that meet a core set of requirements. While we have adopted U.S. healthcare compliance and ethics programs that generally incorporate the OIG’s recommendations, and train our employees in such compliance, having such a program can be no assurance that we will avoid any compliance issues.

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

In March 2014 CareEvolve, the Company’s wholly owned connectivity subsidiary, became aware that there had been a HIPAA breach with regard to one of its servers managed at an internet service provider site called XAND.  CareEvolve immediately identified and resolved the breach issue, but in the meantime an Internet data googlebot, a data collection “robot” operated by Google, Inc. had briefly acquired data from a server and made it available to Internet searches.  To the best of the Company’s knowledge, there were no known disclosures of this Patient Health Information (“PHI”) to unauthorized parties and the Company took immediate steps to have the PHI removed from the Internet.  The Company self-reported this incident to the appropriate government agency, the Office of Civil Rights (“OCR”) and is awaiting further discussions, investigation and action by OCR.

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

Our reimbursement for our pathology services is paid primarily under the physician fee schedule of Medicare and Medicaid and is therefore governed by a complex formula, referred to as the Sustainable Growth Rate, or SGR. As the use of this formula could result in a significant reduction in reimbursement for all physician services, Congress usually acts each year to prevent the full amount of such reductions from taking effect. In 2011, Congress acted to prevent reductions in for 2012, and 2013.  In March 2014, Congress enacted the Protecting Access to Medicare Act (“PAMA”).  Pursuant to this legislation, CLFS fees will be stable until 2017, during which time Congress has mandated CMS to perform a market study to make sure that CMS is being fees commensurate with those being paid by commercial payors.  There is no certainty regarding the effects of PAMA or even whether PAMA will survive through completion.  At this point in time, however, the CLFS should be relatively stable through the year 2016.   The SGR has currently been postponed until March 2015 and Congress continues to work on both a short term and a long term fix to this annual problem.  If Congress fails to take such action in the future, implementation of this formula could adversely affect our business.

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

The Health Care Reform Law makes changes that are expected to significantly impact clinical laboratories, among others.  Beginning in 2013, each medical device manufacturer is paying a sales tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices that are listed with the FDA. Although the FDA has contended that LDTs are medical devices, none of our products are currently listed with the FDA. We cannot assure you that the tax will not be extended to services such as ours in the future.  The Health Care Reform Law also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% through 2015 and a productivity adjustment to the CLFS.

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

In addition to the Health Care Reform Law, various healthcare reform proposals have also emerged from federal and state governments. For example, in February 2012, Congress passed the “Middle Class Tax Relief and Job Creation Act of 2012” which in part reduced the potential future cost-based increases to the Medicare Clinical Laboratory Fee Schedule by 2%. Overall the expected total fee cut to the CLFS for 2013 was 2.95% not including a further reduction of 2% from implementation of the automatic expense reductions (sequester) under the Budget Control Act of 2011 which went into effect for dates of service on or after April 1, 2013.  Reductions made by the Congressional sequester are applied to total claims payments made.  While these reductions did not result in a rebasing of the negotiated or established Medicare or Medicaid reimbursement rates, rebasing could occur as a result of future legislation.  In 2015, the total fee cut to the CLFS will be 0.25% .

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

                Our industry is characterized by intense competition. Our major competitors in the New York metropolitan super-region, Quest Diagnostics and Laboratory Corporation of America, are large national laboratories that possess greater name recognition, larger customer bases, significantly greater financial resources and employ substantially more personnel than we do. Many of our competitors have long established relationships with their customers and third-party payors. Despite a long established history of successfully competing in these markets, we cannot assure you that we will be able to compete successfully with such entities in the future.

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

We are within the assessment and inventory phase to adopt the ICD-10-CM Code Set issued by HHS on January 16, 2009. Compliance with the ICD-10-CM Code Set is currently required to be in place by October 1, 2015. The Company will continue its assessment of information systems, applications and processes for compliance with these requirements. Clinical laboratories are typically required to submit health care claims with diagnosis codes to third party payors. The diagnosis codes must be obtained from the ordering physician. Our failure or the failure of third party payors or physicians to transition within the required timeframe could have an adverse impact on reimbursement, days sales outstanding and cash collections.

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

In December 2013, the Company instituted an action against Horizon Blue Cross Blue Shield (New Jersey) (“HBCBS”) in which the Company identified a significant portion of business that the Company has billed to HBCBS has refused to pay the Company even though the Company believes it is entitled to payment. In the Spring 2014, HBCBS was denied a Motion for Summary Judgment it had made to dismiss the case and the case is currently in the discovery phase and is unlikely to be concluded any time soon. The Company continues to operate as an in-network provider in the HBCBS Preferred Provider network (“PPO network”) and has seen no disruption of service with HBCBS to date.

In October 2013, Myriad Genetics, Inc., sued GeneDx alleging that GeneDx has infringed certain patent rights of Myriad with regard to its inherited cancers testing program. There are six other companies being sued on the same basis, including Quest Diagnostics and Laboratory Corporation of America. The seven defendants began offering tests for the breast cancer susceptibility genes BRCA1 and BRCA2 after a decision in June 2013 by the United States Supreme Court, in which the Court invalidated a portion of the claims included in the asserted patents. Myriad sought a Preliminary Injunction against one of the other defendants in the case and that Preliminary Injunction application was denied by the trial judge, and recently by the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), which held invalid several additional claims of the asserted patents. GeneDx has in turn filed a series of Inter Partes Review petitions in the United States Patent and Trade Office (“USPTO”) to invalidate several claims in 13 of the patents that Myriad alleges GeneDx has infringed.

These actions have been outside the course of ordinary legal business of the Company and have significantly increased legal fees for the Company during the pendency of these cases.

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

At present, other than patent rights obtained by license from third parties, the Company does not have title to any patent rights of its own. Should that change, there are a number of uncertainties to the procurement and maintenance of patent rights. For example, from time to time, the U.S. Supreme Court, other federal courts, the U.S. Congress, or the USPTO may change the standards of patentability and validity and any such changes could have a negative impact on our business. In addition, competitors may develop their own versions of our test(s) in countries where we did not apply for patents, including encouraging the use of their test(s) by physicians or patients in such countries.

There have been several cases involving “gene patents” and diagnostic claims that have been considered by the U.S. Supreme Court. On March 20, 2012, the Supreme Court issued a decision in Mayo Collaborative Services v. Prometheus Laboratories, Inc., a case involving patent claims directed to optimizing the amount of drug administered to a patient. According to that decision, Prometheus’ claims failed to add enough inventive content to the underlying natural laws to allow the processes they describe to qualify as patent-eligible processes. In Association for Molecular Pathology v. Myriad Genetics, Inc., the Court issued a decision on June 13, 2013, ruling that claims to “isolated” naturally-occurring DNA molecules, and the information they encode, are not patent eligible. The Court indicated, however, that DNA not a “product of nature,” e.g., a complementary DNA or cDNA not found in nature, may be patent eligible. This decision invalidated certain claims of Myriad’s U.S. patents related to the breast cancer susceptibility genes BRCA1 and BRCA2. And, recently the Supreme Court confirmed in a 2014 software case (Alice Corp. Pty. Ltd. v. CLS Bank International) that the framework for analyzing the eligibility of patent claims, including those that encompass genes and genetic diagnostics, follows a two-step process that proceeds through a determination of whether a claim is directed to a law of nature, a natural phenomenon, or an abstract idea.

We cannot assure you that any patents that we might obtain in the future on our products and services or any licenses that we might obtain to the patent rights of third parties will not be negatively impacted by these decisions, rulings in other cases, or changes in guidance or procedures issued by the USPTO.

We may enter into license agreements with third parties to obtain patent rights that we deem to be necessary to the performance of our business, only to find that because of subsequent changes in the patent law or regulations, such licenses are later no longer necessary. We may then have to withdraw from or terminate any such licenses. Since termination of a license is a contractual matter, there are risks involved—including litigation risks—in such terminations.

We are facing, and may in the future face, intellectual property infringement claims that could be time-consuming and costly to defend, and could result in our loss of significant rights and the assessment of treble damages.

                As described above, Myriad Genetics has sued GeneDx alleging infringement of certain asserted patents by offering, among other things, OncoGeneDx, our comprehensive series of inherited cancers testing, including testing for the breast cancer susceptibility genes BRCA1 and BRCA2 and colon cancer susceptibility gene MUTYH. We may from time to time receive additional notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights, such as the one we received from Myriad Genetics. Some of these additional claims may also lead to litigation. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, infringement by us of third-party patents and trademarks, will not be asserted or prosecuted against us.

We may also initiate claims to defend our intellectual property or to seek relief on allegations that we use, sell, or offer to sell technology that incorporates third party intellectual property. Intellectual property litigation, regardless of outcome, is expensive and time-consuming, could divert management’s attention from our business and have a material negative effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, we may be required to do one or more of the following:

Cease developing, performing or selling products or services that incorporate the challenged intellectual property; obtain and pay for licenses from the holder of the infringed intellectual property right that may not be available on acceptable or commercially practical terms, if at all; redesign or reengineer our tests to develop non-infringing technology; change our business processes; or pay substantial damages, court costs and attorneys’ fees, including potentially treble damages for any infringement held to be willful.

Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business.

The Company believes that no single technology, trademark, intellectual property asset or patent license held by the Company is material to its business as a whole.

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

As of October 31, 2014, we had approximately $37,049 of debt outstanding.  Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

We or our subsidiaries may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with the indebtedness.

Possible volatility in our stock price could negatively affect us and our stockholders.

The trading price of our common stock on the NASDAQ Global Select Market has fluctuated significantly in the past. During the period from November 1, 2011 through October 31, 2014, the trading price of our common stock fluctuated from a high of $37.73 per share to a low of $12.03 per share. In the past, we have experienced a drop in stock price following an announcement of disappointing earnings or earnings guidance. Any such announcement in the future could lead to a similar drop in stock price. The price of our common stock could also be subject to wide fluctuations in the future as a result of a number of other factors, including the following:

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

Item 1B. - Unresolved Staff Comments

None.

Item 2.   -Properties.

We operate through a regional network of laboratories. The table below summarizes certain information as to our principal facilities as of October 31, 2014.

Location	Purpose	Type of Occupancy
Clarksburg, MD	Pathology Laboratory	Leased
Elmwood Park, NJ	Main Laboratory	Leased
Elmwood Park, NJ	Corporate Headquarters	Leased
Gaithersburg, MD	Genetics Laboratory	Leased
Houston, TX	Pathology Laboratory	Leased
Milford, MA	Oncology Laboratory	Leased
Poughkeepsie, NY	Pathology Laboratory	Leased
Campbell, CA	Routine Laboratory	Leased
Miami, FL	Routine Laboratory	Leased
Melbourne, FL	Routine Laboratory	Leased

We perform cancer cytogenetic testing at our leased facilities in at our main processing facility in Elmwood Park, Clarksburg, MD and Milford, MA and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility.  We believe that each of these facilities as presently equipped has the production capacity for its currently foreseeable level of operations. We also lease additional space for patient service centers throughout the New York metropolitan area to collect specimens from physician-referred patients for testing at our processing facilities.

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

Plaintiff Myriad and several of the other Plaintiffs have previously and subsequently filed complaints against other laboratories or have been named as defendants in declaratory judgment actions by certain laboratories. Those cases involve some of the patents and claims asserted against GeneDx. The parties involved in those cases who are adverse to Plaintiffs are: Ambry Genetics Corp. (filed July 9, 2013, D. Utah); Gene by Gene, Ltd. (filed July 10, 2013, D. Utah); Counsyl, Inc. (filed September 20, 2013, N.D. Cal.); Quest Diagnostics Inc., et al. (filed October 10, 2013, C.D. Cal.); Quest Diagnostics Inc., et al. (filed October 22, 2013, D. Utah); Invitae Corp. (filed November 25, 2013, D. Utah); Invitae Corp. (filed November 26, 2013, N.D. Cal.); Laboratory Corporation of America Holdings (filed December 3, 2013, D. Utah); Counsyl, Inc. (filed June 13, 2014, D. Utah); and Pathway Genomics Corp. (filed June 13, 2014, D. Utah) (collectively “Defendants”).

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

Plaintiffs appealed that decision denying their request for a preliminary injunction to the Court of Appeals for the Federal Circuit. Plaintiffs submitted their appeal brief on April 18, 2014, and Defendant Ambry Genetics Corp. submitted its appeal brief on June 2, 2014. Plaintiffs filed their reply appeal brief on June 13, 2014. The Court of Appeals heard oral argument on the denial of Plaintiffs’ request for a preliminary injunction on October 6, 2014, and a decision is expected soon.

On August 18, 2014, GeneDx filed eleven petitions for Inter Partes Review (“IPR”) with the U.S. Patent and Trademark Office, challenging the validity of certain of the patents asserted against it in the District of Utah litigation. The eleven patents involved in these petitions are U.S. Patent Nos. 5,654,155; 5,753,441; 6,033,857; 6,051,379; 6,083,698; 6,951,721; 7,470,510; 7,563,571; 7,622,258; 7,670,776, and 7,838,237. On October 24, 2014, GeneDx filed two additional petitions for IPR challenging the validity of U.S. Patent Nos. 5,747,282 and 5,837,492, which are also asserted against GeneDx in the District of Utah litigation. IPR is a relatively new procedure established by the America Invents Act of 2011 as a means to challenge patentability at the U.S. Patent and Trademark Office; and these petitions are the first, and so far only, use of the IPR procedure by any of the Defendants in the Myriad cases.

Since the filing of these IPRs, Plaintiffs have narrowed their asserted claims to 40 across 14 patents from the 67 claims across 16 patents originally asserted in Plaintiffs’ complaint against GeneDx.

We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against us and we could be required to pay substantial damages. During the pendency of the litigation, we expect to incur significant costs, and the defense of this litigation may divert, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

Item 4. — Mine Safety Disclosure

Not Applicable.

PART II

Item 5. - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is listed for trading on The NASDAQ Global Select Market under the symbol “BRLI.”

The following table sets forth the range of high and low closing prices on the NASDAQ Stock Market for our Common Stock for the periods indicated.

Fiscal Year

	Prices ($)
2013	High	Low
First Quarter (11/1/2012-1/31/2013)	31.05	24.68
Second Quarter (2/1/2013-4/30/2013)	28.22	23.58
Third Quarter (5/1/2013-7/31/2013)	31.90	25.25
Fourth Quarter (8/1/2013-10/31/2013)	33.46	25.78

2014	High	Low
First Quarter (11/1/2013-1/31/2014)	37.73	24.39
Second Quarter (2/1/2014-4/30/2014)	28.61	24.76
Third Quarter (5/1/2014-7/31/2014)	32.74	24.74
Fourth Quarter (8/1/2014-10/31/2014)	32.60	27.14

On January 7, 2015 the last sale price for the Common Stock on NASDAQ was $31.31 per share.

Stockholders

At January 7, 2015, the number of record owners of the Common Stock was 227. Such number of record owners was determined from our shareholder records and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agencies.

Dividends

We have not paid any dividends on our Common Stock since our inception and, do not contemplate or anticipate paying any dividends in the foreseeable future. Furthermore, our loan agreement with PNC Bank prohibits us from paying any cash dividends or making any cash distributions with respect to shares of our Common Stock.

Performance Graph

We have presented below the cumulative total return to our stockholders during the period from November 1, 2009, through October 31, 2014 in comparison to the cumulative return on the S&P 500 Index and a customized peer group of eight companies during that same period.

Peer Group
Covance Inc
Enzo Biochem Inc.
Genomic Health Inc
Laboratory Corporation of America Holdings
Myriad Genetics Inc
Neogenomics Inc
Quest Diagnostics Inc
Response Genetics Inc

The results assume that $100 (with reinvestment of all dividends) was invested in our common stock, in the peer group, and in the index on October 31, 2009 and its relative performance tracked through October 31, 2014. The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our common stock. The performance graph set forth above shall not be deemed incorporated by reference into any filing by us under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that we specifically incorporate such information by reference therein.

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

The historical consolidated financial data for the years ended October 31, 2014, 2013, and 2012, 2011 and 2010 has been derived from our audited consolidated financial statements.  The historical consolidated financial data for the years ended October 31, 2010 and 2011, has been derived from our audited consolidated financial statements, which are not included in this Annual Report.

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

	Fiscal Years Ended October 31,
	2014	2013	2012	2011	2010
	[In Thousands Except Per Share Data]
Operating Data:
Net Revenues	$832,282	$715,354	$614,255	$522,081	$424,559
Cost of Services	462,283	392,815	337,644	287,853	232,252
Gross Profit	369,999	322,539	276,611	234,228	192,307
General and Administrative Expenses	286,574	240,566	200,480	174,454	143,929
Income From Operations	83,425	81,973	76,131	59,774	48,378
Other Expenses [Income] - Net	2,458	876	1,615	-5,072	1,415
Provision for Income Tax Expense	34,209	35,272	32,360	28,487	20,582
Net Income	$46,758	$45,825	$42,156	$36,359	$26,381
Net Income Per Share - Basic	$1.69	$1.65	$1.52	$1.30	$0.95
Net Income Per Share - Diluted	$1.68	$1.65	$1.51	$1.29	$0.94
Other Data:
Net Cash - Operating Activities	$16,575	$17,662	$53,098	$30,946	$14,305
Net Cash - Investing Activities	$(17,826)	$(44,113)	$(21,390)	$(15,542)	$(18,411)
Net Cash - Financing Activities	$806	$19,260	$(29,056)	$(11,170)	$5,790

	As of October 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total Assets	$478,863	$421,528	$312,347	$283,259	$244,131
Total Long-Term Liabilities	$15,397	$14,382	$13,626	$10,978	$8,405
Total Liabilities	$159,961	$149,934	$85,100	$93,492	$91,743
Working Capital	$207,285	$161,116	$151,625	$124,266	$89,459
Shareholder’s Equity	$318,902	$271,594	$227,247	$189,767	$152,388

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

Overview

We are a clinical diagnostic laboratory headquartered in the northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the larger metropolitan areas of New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts.

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

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

NET REVENUES:

Net revenues for the year ended October 31, 2014 were $832,282 as compared to $715,354 for the year ended October 31, 2013; this represents a 16% increase in net revenues. This increase is due to a 13% increase in patients serviced and a 3% increase in net revenue per patient. Our laboratory operations had net revenues of $824,031 in fiscal 2014 and $709,592 in fiscal 2013.  The remaining revenues were associated with non-laboratory services such as licensing fees for CareEvolve, training services for the National Institutes of Health (“NIH”) and other non-laboratory services.

The number of patients serviced during the year ended October 31, 2014 was 9,632, which was 13% greater when compared to the prior fiscal year.  Net revenue per patient for the year ended October 31, 2014 was $85.55 compared to net revenue per patient for the year ended October 31, 2013 of $83.00, an increase of 3% as a result of increases in esoteric testing.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry.

COST OF SERVICES:

Cost of services for the year ended October 31, 2014 was $462,283 as compared to $392,815 for the year ended October 31, 2013, an increase of 18% as compared to a 16% increase in net revenues.  This is mainly due to additional costs incurred as the result of integrating operations of our recently acquired businesses in Florida and California.

GROSS PROFIT:

Gross profit on net revenues increased to $369,999 for the year ended October 31, 2014 from $322,539 for the year ended October 31, 2013, an increase of $47,460 (15%).  This increase is proportional to the  increase in net revenues and consistent with our growth pattern.. Gross profit margins decreased to 44% for fiscal 2014 from fiscal 2013 rate of 45%.    This decrease is largely attributable to an increase in direct costs related to expenses associated with our recently acquired operations in Florida and California as well as an industry noted decrease in reimbursement.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the year ended October 31, 2014 were $286,574 as compared to $240,566 for the year ended October 31, 2013, an increase of $46,008 or 19%.  This increase is 3% more than the increase in net revenues due to additional legal expenses the Company recorded as the result of  the Horizon and University of Utah Research Foundation cases, as well as of additional expenses incurred as the result of integrating operations of our businesses acquired in Florida and California.

Our legal expenses, a part of general and administrative expenses increase by about 48% mainly as the result of the above mentioned litigations.  We expect this trend to continue.

Legal Expenses associated with two large ongoing lawsuits noted above will exceed the normal growth of legal expenses associated with our growth as a Company.  We cannot predict the full extent of these expenses, but we expect that they will increase our legal expenses for the next few fiscal years until these matters are resolved.  The expenses for these specific cases — Horizon Blue Cross Blue Shield and Myriad — could run easily between $5,000 up to $10,000 over the next two fiscal years.

Fuel costs and expense have been dramatically affected by current global conditions.  After several years of substantial increase on an annual basis, there has recently been some diminishment of these costs.  These are highly volatile expense categories for the Company and it is difficult to accurately predict their pattern.  We believe that the current conditions are favorable on a national basis, but there is no stability in this expense category and that could easily change in the future.

INTEREST EXPENSE:

Interest expense increased from $1,606 during the year ended October 31, 2013 to $2,446 during the year ended October 31, 2014; an increase of $840 or 52%. This increase is due to an increase in utilization of the PNC Bank line of credit.   Management believes that this trend will continue in the near term as our ongoing needs, particularly for biweekly payroll expenses, continue to increase commensurate with the overall growth of the Company.

NET INCOME:

We realized net income of $46,758 for the fiscal year ended October 31, 2014 as compared to $45,825 for the twelve month period ended October 31, 2013, an increase of 2%.

Pre-tax income for the period ended October 31, 2014 was  $80,967, as compared to $81,097 for the period ended October 31, 2013. The provision for income taxes decreased from $35,272 for the period ended October 31, 2013, to $34,209 (3%) for the current twelve month period.  This decrease is attributable in part to additional tax benefits associated with our recent Florida and California acquisitions as well as developing additional business in states with lower tax rates as the Company continues to grow on a national basis throughout all states in the United States.

Our diluted net income per share went from $1.65 in fiscal 2013 to $1.68 in fiscal 2014.

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

Liquidity and Capital Resources

Our working capital at October 31, 2014 was approximately $207,285 as compared to approximately $161,116 at October 31, 2013, an increase of $46,169 (29%). Our cash position decreased by approximately $445 year ended October 31, 2014. We increased our short term borrowing by approximately $7,241 and decreased our long term debt by approximately $463.  We had current liabilities of approximately $144,564 at October 31, 2014. We generated approximately $16,575 in cash from operations, a decrease of approximately $1,087 as compared to the year ended October 31, 2013.

Accounts receivable, net of allowance for doubtful accounts, totaled approximately $263,346 at October 31, 2014, an increase of approximately $57,085 from October 31, 2013, or 28%. This increase was primarily attributable to increased revenue and slowdown in the collection cycle.  Cash collected over the year ended October 31, 2014 increased 29% over the prior twelve month period.

Net service revenues on the statements of operations are as follows:

	($)
	Year Ended October 31
	2014	2013	2012
Gross Service Revenues	4,185,052	3,524,108	3,052,431

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	391,659	354,638	320,697
All Other Third Party Payors*	2,899,374	2,393,872	2,070,073
Total Contractual Adjustments and Discounts	3,291,033	2,748,510	2,390,770
Service Revenues Net of Contractual Adjustments and Discounts	894,019	775,598	661,661
Patient Service Revenue Provision for Bad Debts**	61,737	60,244	47,406
Net Revenues	832,282	715,354	614,255

Percent of Contractual Allowances, Discounts and Patient Service Provision for Bad Debts to Gross Revenue.	80.1%	79.7%	79.9%

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

LABORATORY GROSS RECEIVABLES BY PAYOR GROUP

	($) FY 2014
Payer Type	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	11,595	13%	12,980	15%	10,615	12%	53,430	60%	88,619	100%
Medicare	35,303	42%	12,058	14%	5,126	6%	31,902	38%	84,389	100%
Medicaid	8,700	19%	6,714	15%	5,299	12%	24,756	54%	45,469	100%
Pro Bill	16,787	57%	5,223	18%	1,924	6%	5,674	19%	29,608	100%
Commercial Insurance	249,771	41%	93,751	15%	55,902	9%	212,578	35%	612,002	100%
Grand Total	322,157	37%	130,725	15%	78,866	9%	328,341	38%	860,088	100%

	($) FY 2013
Payer Type	30 Days	%	60 Days	%	90 Days	%	>90 Days	%	Total	%
Self Pay	12,723	18%	12,934	18%	11,244	15%	35,367	49%	72,269	100%
Medicare	35,783	45%	12,801	16%	4,732	6%	25,841	33%	79,158	100%
Medicaid	5,625	20%	4,377	15%	4,321	15%	14,145	50%	28,469	100%
Pro Bill	16,103	51%	6,162	20%	3,085	10%	6,140	19%	31,491	100%
Commercial Insurance	196,097	46%	59,571	14%	33,559	8%	137,204	32%	426,432	100%
Grand Total	266,332	42%	95,847	15%	56,942	9%	218,698	34%	637,819	100%

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

Days Sales Outstanding (“DSO”) for fiscal years 2013 and 2014 were 99 and 106, respectively, an increase of approximately 7%, computed under the new method taking into account the change in presentation for patient service revenue provision for bad debts.  Depending on the period in question, our actual collections represent between 98% and 102% of our net collectable revenues after giving effect to our DSO lag.

Overall, the components of A/R as shown above for the two most recently completed fiscal years under review have not varied much year over year. The percent of A/R over 90 days has increased to 38% as of October 31, 2014 as compared to 34% as of October 31, 2013, an increase of 4%.

See Note 5 and Note 6 to our consolidated financial statements for information regarding outstanding loans.

See Note 18 to our consolidated financial statements describing our merger and acquisition activities.

The weighted average interest rate on short-term borrowings outstanding as of October 31, 2014 was 3.50% and as of October 31, 2013 was approximately 3.50%.

We intend to expand our laboratory operations through aggressive marketing and while also attempting to diversify into related medical fields through acquisitions.  These acquisitions may involve cash, notes, Common Stock, and/or combinations thereof.

On December 19, 2013 the Company approved a new stock repurchase program authorizing buyback of up to 2,000,000 shares of Common Stock in the over the counter market at prevailing market prices through October 31, 2015.  As of October 31, 2014 no shares were repurchased under the plan.  The Company currently has no specific plans to repurchase shares based on the market conditions.  The plan continues to remain in place, but the Company has no current intention of repurchasing shares pursuant to the plan.

We expect increased legal expenses associated with the two major lawsuits described above to have significant impact on the company’s liquidity in the future periods.  We cannot predict the full extent of these expenses, but we expect that they will increase our legal expenses for the next few fiscal years until these matters are resolved.  The expenses for these specific cases — Horizon Blue Cross Blue Shield and Myriad — could run easily between $5,000 up to $10,000 over the next two fiscal years.

Contractual Obligations

The following table summarizes our significant contractual obligations as of October 31, 2014:

						FY 2019
	Total	FY 2015	FY 2016	FY 2017	FY 2018	and thereafter
Long-Term Debt	3,669	524	557	592	1,996	—
Capital Leases	19,413	6,624	5,749	4,186	2,368	486
Operating Leases	13,546	8,909	2,325	894	689	729
Purchase Obligations	185,399	63,692	55,615	36,188	21,241	8,663
Long-Term Liabilities under Employment and Consultant Contracts	13,695	4,582	3,706	3,706	1,701	—

No one supplier who is counterparty to any particular supply agreement is contracted to provide more than five percent of our Cost of Services in any future period. Such contracts are made in the ordinary course of business. No directors, officers, promoters, voting trustees or individuals known to security holders of the Company are counterparties to these agreements. Management does not believe that BRLI is substantially dependent upon these supply agreements, as the goods may be obtained from different suppliers or wholesalers, if needed.  In case of reagents in particular, the company was able to take advantage of better prices by entering into these purchase contacts. None of these agreements are leases or call for the acquisition or sale of property, plant and equipment.

Our cash balances at October 31, 2014 totaled approximately $17,507 as compared to approximately $17,952 at October 31, 2013.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2015.

Off-Balance Sheet Arrangements

As of October 31, 2014, we did not have any off-balance sheet items.

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

Accounting for Intangible and Other Long-Lived Assets

We evaluate the possible impairment of our long-lived assets, including intangible assets on annual basis or earlier if events or changes in circumstances occur that indicate that the carrying value of the asset(s) may not be recoverable. The Company assessed qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test have occurred and determined that no such events had occurred.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.  No impairment loss was recognized in the years ended October 31, 2014, 2013 and 2012.

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

	($)
	Year Ended
	October 31,
	2014	2013	2012
Gross Service Revenues	4,185,052	3,524,108	3,052,431

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	391,659	354,638	320,697
All Other Third Party Payors*	2,899,374	2,393,872	2,070,073
Total Contractual Adjustments and Discounts	3,291,033	2,748,510	2,390,770
Service Revenues Net of Contractual Adjustments and Discounts	894,019	775,598	661,661
Patient Service Revenue Provision for Bad Debts**	61,737	60,244	47,406
Net Revenues	832,282	715,354	614,255

Percent of Contractual Allowances, Discounts and Patient Service Provision for Bad Debts to Gross Revenue.	80.1%	79.7%	79.9%

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

Accounting for Contractual Credits and Doubtful Accounts

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses.  This represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information.  In the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.  BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	October 31,	October 31,
	2014	2013

Contractual Credits/Discounts	513,466	342,297
Doubtful Accounts	83,276	89,261
Total Allowance	596,742	431,558

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

We do have exposure to both rising and falling interest rates. At October 31, 2014, advances of approximately $33,380 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at October 31, 2014 was approximately $204 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $28.  However we expect to utilize the credit line in the future and we thus expect exposure to short term interest rates changes that will depend on the utilization rate at the time.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this Annual Report on Form 10-K.

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

(c)          Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. - Other Information

Effective as of January 13, 2015, the Compensation Committee of the Board of Directors adopted the 2015 Senior Management Incentive Bonus Plan (the “2015 Senior Management Bonus Plan”), which it believes incentivizes senior management to push to achieve operating results that the Compensation Committee believes will inure to the benefit of stockholders as well as management.  The 2015 Senior Management Bonus Plan provides goals which the Compensation Committee believes could only be achieved through extraordinary team efforts by senior management and that are designed to incentivize senior management to operate the Company in the most efficient manner possible.  In developing the 2015 Senior Management Bonus Plan, the Compensation Committee took into consideration the economy in general and the goals of the Company that it wished to reward, namely to improve Company margins within attainable goals for management.

The 2015 Senior Management Bonus Plan is based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2015) based on the level of the Company’s achievement of total operating income (TOI) as a percentage of our net revenues for fiscal 2015 as follows:

If TOI is greater than or equal to:	and less than:	Percent Bonus:
10.75%	11.25%	4%
11.25%	11.75%	6%
11.75%	12.25%	8%
12.25%	N/A	10%

The second formula for bonuses (up to an additional 15% of the participant’s annual gross wages for 2015) based on the percentage increase in the Company’s operating income on a year-over-year basis as follows:

If PC is greater than or equal to:	and less than:	Percent Bonus
20.00%	25.00%	6%
25.00%	30.00%	9%
30.00%	35.00%	12%
35.00%	N/A	15%

The two portions of the bonuses under the 2015 Senior Management Bonus Plan are calculated separately and are not dependent upon each other.  However, participants may receive a maximum bonus no greater than 25% of their annual gross wages.  A copy of the 2015 Senior Management Bonus Plan is attached hereto as Exhibit 10.5.

PART III

Item 10. - Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

The following table sets forth certain information with respect to each of our directors and executive officers.

Name	Age	Position
Marc D. Grodman, M.D.	63	Chairman of the Board, President, Chief Executive Officer and Director
Howard Dubinett	63	Executive Vice President, Chief Operating Officer and Director
Sam Singer	71	Senior Vice President, Chief Financial Officer, Chief Accounting Officer and Director
Joseph Benincasa(a)(c)(f)	65	Director
Harry Elias(a)(c)(d)	84	Director
Gary Lederman, Esq. (b)(c)(e) (g)	79	Director
John Roglieri, M.D. (b)(c)(e)	75	Director

(a)         Member of the Audit Committee

(b)         Chairman of the Audit Committee

(c)          Member of the Compensation Committee

(d)         Chairman of the Compensation Committee

(e)          Member of Nominating Committee

(f)           Chairman of Nominating Committee

(g)          Mr. Lederman passed away in November 2014.

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

Gary Lederman, Esq (deceased) became a member of our board of directors in May 1997. He received his B.A. degree from Brooklyn College in 1954 and his J.D. degree from NYU Law School in 1957.  He was manager of Locals 370, 491 and 662 of the U.F.C.W. International Union from 1961 to 1985.. During the 1970s, Mr. Lederman also served as a member of the New York Attorney General’s Consumer Fraud Advisory Committee. He is retired from the unions and has been a lecturer at Queensboro Community College in the field of insurance.  He served on an institutional review board for RTL, a pharmaceutical drug testing laboratory until his retirement in February 2007. We believe that Mr. Lederman is qualified to serve on our board of directors as a result of his legal expertise, his union manager experience and responsibilities and his experience with RTL, including his involvement with health and welfare funds and his familiarity with consumer regulation and the activities of pharmaceutical companies.

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

Director Independence

Our board of directors has determined that each of Messrs. Benincasa, Elias and Dr. Roglieri are independent within the applicable rules of the SEC and the NASDAQ Stock Market, and that each of them is also an independent director under Rule 10A-3 of the Exchange Act for the purpose of audit committee membership.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act and the Nasadq Listing Rules.  The Audit Committee is comprised of John Roglieri (Chairman), Joseph Benincasa and Harry Elias. Our Board has determined that Mr. Roglieri is an audit committee financial expert within the meaning of the applicable rules of the SEC and the NASDAQ Stock Market.

Code of Ethics

We adopted a Corporate Integrity Program Code of Conduct, applicable to all employees, and a Code of Ethics for Executive Officers and Key Financial and Accounting Personnel, each of which is available on our internet Web site (www.bioreference.com) and will be provided in print without charge to any stockholder who submits a request in writing to Bio-Reference Laboratories, Inc. Investor Relations, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407. Any amendment to and waivers from the Code of Ethics with respect to the Company’s Chief Executive Officer or Chief Financial Officer will be posted on the Company’s Web site.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and any amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act, or representations that no Forms 5 were required, we believe that with respect to fiscal 2014, our officers, directors and beneficial owners of more than 10% of our equity timely complied with all applicable Section 16(a) filing requirements.

Item 11. — Executive Compensation

The table below summarizes the total compensation paid or accrued by us with respect to the fiscal years ended October 31, 2012, 2013 and 2014 to our named executive officers (“NEOs”).  Our NEOs for fiscal 2013 are Marc D. Goodman, our President and Chief Executive Officer; Howard Dubinett, our Executive Vice President and Chief Operating Officer; and Sam Singer, our Senior Vice President and Chief Financial Officer.  This table does not include any amount for our group life, health, hospitalization or medical reimbursement plans, if any, as such benefits do not discriminate in scope, terms or operation, in favor of any or our officers, senior management members or directors, and are generally available to all salaried employees.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary($)	Bonus ($)(1)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total($)

Marc D. Grodman M.D., President and Chief Executive Officer	2014	1,157,161	70,000	0	0	0	0	243,274	1,470,435
	2013	1,136,700	70,000	0	0	0	0	233,832	1,444,532
	2012	1,092,933	70,000	0	0	131,152	0	245,359	1,539,444

Howard Dubinett, Executive Vice President and Chief Operating Officer	2014	457,286	0	0	0	0	0	47,703	504,989
	2013	449,200	0	0	0	0	0	45,685	494,885
	2012	431,911	100,000	0	0	51,829	0	42,474	626,214

Sam Singer, Senior Vice President and Chief Financial Officer	2014	457,286	0	0	0	0	0	42,893	500,179
	2013	449,200	0	0	0	0	0	47,145	496,345
	2012	431,911	300,000	0	0	51,829	0	48,998	832,738

(1) The amounts shown in this column for fiscal 2013 and for fiscal 2014 represent (i) with respect to Dr. Grodman, a cash bonus of $70,000 paid in connection with his payment of the premium costs for an insurance policy owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement among the Company, Dr. Grodman and an Insurance Trust established by Dr. Goodman (“Premium Payments”).  The amounts shown in this column for fiscal 2012 represent (i) with respect to Dr. Grodman, a cash bonus of $70,000 paid in connection with his Premium Payments; and (ii) with respect to Mr. Singer and Mr. Dubinett, a one-time cash bonus for their entering into new employment contracts during the year.

(2) The amounts shown in this column represent amounts earned under the Senior Management Incentive Bonus Plan adopted by the Compensation Committee for the applicable fiscal year.  No payments were made to NEOs pursuant to the 2014 Senior Management Incentive Bonus Plan.

(3) The amounts in the “All Other Compensation” column for fiscal 2014 are detailed below.

Name	Personal Use of Company Leased Automobile ($)(a)	Personal Use of Company Airplane ($) (a)	Life Insurance Premium ($)(b)	401(k) Plan Contribution ($)	Total ($)
Marc D. Grodman	29,724	12,550	200,000	1,000	243,274
Howard Dubinett	21,703	0	25,000	1,000	47,703
Sam Singer	16,893	0	25,000	1,000	42,893

(a) Represents our aggregate incremental costs for personal use of a Company leased automobile or the Company’s aircraft, as applicable.

(b) See “Split Dollar Life Insurance” below.

GRANTS OF PLAN-BASED AWARDS

This table provides information regarding awards that could be granted to our NEOs under the 2014 Senior Management Incentive Bonus Plan.

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Threshold ($)	Maximum ($)
Marc D. Grodman M.D.	46,286	173,574

Howard Dubinett	18,291	68,592

Sam Singer	18,291	68,592

(1) The amounts represent the range of annual cash incentive awards the NEO was potentially entitled to receive based on the achievement of the performance goals for fiscal 2014 under the 2014 Senior Management Incentive Bonus Plan.  These cash incentive awards were granted with no specified target level, as defined under SEC Regulation S-K, rule 402(d).

Employment Agreements with NEOs

Dr. Grodman

On December 31, 2010, the Company executed an employment agreement with Dr. Grodman (the “Grodman Contract”), employing him as President and Chief Executive Officer through October 31, 2017. The Grodman Contract is automatically renewable for one additional two year period subject to the right of either party to elect not to renew at least four months prior thereto. The Grodman Contract provides Dr. Grodman with a minimum annual base compensation of $1,059,044, subject to annual percentage increases based on the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. Dr. Grodman’s minimum annual base compensation for fiscal 2012 as determined by the Compensation Committee was $1,092,933, for fiscal 2013 was $1,136,700 and for fiscal 2014 was $1,157,161 . Under the Grodman Contract we agreed to lease and insure an automobile for his benefit and agreed to provide him with access for personal use our airplane, which use will be taxable to him. The Grodman Contract also provides Dr. Grodman with participation rights in any fringe benefit and bonus plans available to the Company’s employees to the extent determined by the Compensation Committee. The Grodman Contract provides that in the event of Dr. Grodman’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 36 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Dr. Grodman incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Dr. Grodman’s termination due to his death, the Company will pay his estate a death benefit equal to 24 times his monthly base compensation in effect at the date of his death, paid over 24 months. Under the Grodman Contract we may terminate Dr. Grodman’s employment for “Cause” and Dr. Grodman has the right to terminate his employment for “Good Reason”. If he terminates for Good Reason he will be entitled to continuation of his base compensation and employee benefits through the end of the period he otherwise would have been employed under the Grodman Contract.

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

Pursuant to the Grodman Contract, the Company agreed to transfer to an Insurance Trust (the “1999 Trust”) established by Dr. Grodman, an insurance policy (“Policy A”) owned by the Company insuring the life of Dr. Grodman pursuant to an Endorsement Split-Dollar Insurance Agreement (“Split-Dollar Agreement No. 1”) among the Company, Dr. Grodman and the 1999 Trust, by paying a $1,202,411 bonus (the “Initial Bonus”) to Dr. Grodman, which is equal to the amount of the premiums paid by the Company on Policy A through the date of the Grodman Contract. Split-Dollar Agreement No. 1 required the Company to pay the annual premiums on Policy A and provided that in the event of Dr. Grodman’s death while serving as a full time Company employee, the Company would receive that amount out of the policy death proceeds equal to its “interest in the policy” (i.e. the greater of the premiums it had paid on the policy or the policy cash value at the date of death) and the balance of the death proceeds would be paid to Dr. Grodman’s designated beneficiaries. Pursuant to the Grodman Contract, Split-

Dollar Agreement No. 1 was terminated and in a “book entry” transaction, the Initial Bonus was “paid” to Dr. Grodman who in turn “transferred” the Initial Bonus amount to the 1999 Trust which in turn “repaid” the Initial Bonus amount back to the Company. The Company then, in accordance with Split-Dollar Agreement No. 1, transferred ownership of Policy A to the 1999 Trust. To facilitate these transactions, the parties agreed that the actual monetary funds did not need to change hands but agreed to treat the transactions appropriately for tax and accounting purposes. The Company also agreed to pay bonuses to Dr. Grodman of $119,000 in 2011, $70,000 in 2012 and $70,000 in 2013 unless his employment was terminated for “Cause” prior to a payment. These three bonuses were equal in amount to the remaining premiums payable on Policy A. The Company will expense the Initial Bonus ratably over the term of the New Contract. If Dr. Grodman’s employment is terminated for “Cause”, he is obligated to pay back the unexpended portion of the Initial Bonus back to the Company.

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

Mr. Singer

On June 14, 2012, effective February 1, 2012, the Company executed a new employment agreement with Mr. Singer (the “Singer Contract”), employing him as Senior Vice President, Chief Financial Officer and Chief Accounting Officer through January 31, 2015.  The Singer Contract replaced Mr. Singer’s employment agreement that expired January 31, 2012.  Mr. Singer’s minimum annual base compensation under the Singer Contract was $431,911 subject to increases based on increases in the Consumer Price Index as well as to increases at the discretion of the Compensation Committee. The Singer Contract provides for the leasing of an automobile for his use and participation in fringe benefit, bonus, pension, profit sharing, and similar plans maintained for the Company’s employees. In consideration for his entering into the Singer Contract, the company paid Mr. Singer a sign-on bonus in the amount of $300,000 subject to a pro rata claw-back provision in the event Mr. Singer is terminated for “cause” or if he resigns prior to the earlier of a “change of control” or January 31, 2015. In the event of Mr. Singer’s total disability we may continue to employ him and compensate him at his then current base compensation for the month the disability occurs and a period of 12 months thereafter followed by an unpaid 3 month period, following which his employment will terminate unless we grant an additional leave of absence. If Mr. Singer incurs a partial disability then his base compensation will be equitably adjusted based on the time he is able to devote to the Company. In the event of Mr. Singer’s termination due to his death, we will continue to pay his beneficiary his base salary for 12 months. Under the Singer Contract we may terminate Mr. Singer’s employment for “Cause” and Mr. Singer has the right to terminate for “Good Reason”. If he terminates for Good Reason he will be entitled, subject to his execution of a release, to continuation of his base compensation and employee benefits through the end of the employment period he otherwise would have been employed under his employment agreement.  In the event of termination due to a Change in Control of the Company, Mr. Singer will be entitled to the same severance payment described above for Dr. Grodman.  Mr. Singer’s agreement does not contain non-competition restrictions.

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

Potential Payments Upon Termination or Change in Control as of October 31, 2014

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

	Base Compensation Continuation/ Lump Sum ($) (a)	Benefits Continuation ($) (b)	Total ($)
Marc D. Grodman M.D.
Good Reason	3,471,483	12,975	3,484,458
Death	2,314,322		2,314,322
Change in Control	3,264,646		3,264,646
Howard Dubinett
Good Reason	114,322	1,012	115,334
Death	457,286		457,286
Change in Control	1,290,131		1,290,131
Sam Singer
Good Reason	114,322	1,012	115,334
Death	457,286		457,286
Change in Control	1,290,131		1,290,131

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

Split-Dollar Life Insurance

We have established split-dollar life insurance programs for each of our NEOs under which we are entitled to receive the net cash surrender value of the policies.  We have entered into Endorsement Split-Dollar Life Insurance Agreements with each of the NEOs pursuant to which we have agreed to continue to pay the annual premiums on the policies during the period of the NEO’s full-time employment by the Company ($200,000 under Dr. Grodman’s policy and $25,000 each under Messrs. Dubinett’s and Singer’s policies). In the case of Dr. Grodman, the insurance policy is a second-to-die policy on the lives of Dr. Grodman and his wife.  In the event of an NEO’s death while serving as a full-time employee of the Company, we will be entitled to receive that amount of the death proceeds equal to our interest in the policy (the aggregate amount of premiums paid by the Company with respect to the policy less the amount of any loans, if any, from the Insurer to the Company against the cash value or policy proceeds, and less the aggregate amount of any premiums paid by the NEO to the Company in reimbursement of premiums paid by the Company) and the balance of the death proceeds will be paid to the NEO’s designated beneficiaries. The premiums paid by the Company on such policies are approximately $250,000 at October 31, 2014. As of such date the aggregate net cash surrender value of the three policies was approximately $1,415,000 and is recorded on the books of the Company at such value.

Stock Options

See Note 11 of Notes to the Consolidated Financial Statements for information on the company’s stock option plans.

Option Grants to Our NEOs in Last Fiscal Year

No options to purchase shares of our Common Stock were granted to any of our NEOs in fiscal 2014.

Option Exercises and Stock Vested

At October 31, 2014, there were no outstanding options held by our NEOs or any of our directors. During fiscal 2014 no options were exercised by any member of the Board of Directors.

Director Compensation

During fiscal 2014, each director who was not a Company employee was compensated for his services as a director with a quarterly fee of $16,250. In addition, Gary Lederman as chairman of the Audit Committee, was compensated with an additional quarterly fee of $4,500. For his service as chairman of both the Nominating Committee and the Compensation Committee, John Roglieri M.D., was compensated with additional quarterly fees of $3,000 and $2,000, respectively.  No director’s fees were paid to our employee directors.

The following table sets forth the compensation paid to our directors in fiscal 2014.

Fiscal 2014	Fees Earned or paid in
Director Name:	Cash ($)	Chairman Fees ($)		Total ($)
Joseph Benincasa	100,000	—		100,000
Harry Elias	100,000	—		100,000
Gary Lederman (a)	100,000	18,000	(a)	118,000
John Roglieri M.D (b)	100,000	20,000	(b)	120,000

(a) Mr. Lederman served as Chairman of the Audit Committee for the year ended October 31, 2014.

(b) Chairman of the Nominating Committee and the Compensation Committee

Compensation Discussion and Analysis

Executive Compensation Philosophy

The objective of our compensation program for our NEOs is to reward them for their leadership and efficiency in their areas of responsibility and for their overall contribution to the Company’s performance.  Our NEOs for fiscal 2014 are Dr. Grodman, our President and

Chief Executive officer, Mr. Dubinett, our Executive Vice President Chief Operating officer who is responsible for healthcare regulatory compliance and insurance matters, and Mr. Singer, our Senior Vice President and Chief Financial Officer who is responsible for all financial matters.

We seek to maintain a uniform approach in how we compensate our NEOs.  Accordingly, as Dr. Grodman already owns a substantial equity interest in the Company and we believe that further equity compensation would not provide him with an effective incentive, we do not currently provide equity compensation to any of our NEOs.  Our compensation program for our NEOs therefore focuses primarily on the following cash based incentives:

(i)    Annual base compensation consisting of a set annual cash amount that is subject to annual increase based upon a review of the NEO’s and the Company’s performance and increases in the Consumer Price Index; and

(ii)   Participation in the annual Senior Management Incentive Bonus Plan (“Annual Bonus Plan”), which provides cash incentives based on the level of achievement of specific performance objectives.  We annually establish targets under the Annual Bonus Plan that are designed to assist in the Company’s profitability by encouraging a “team effort” that rewards participants based on the level of achievement of Company financial targets set by the Compensation Committee with no reward if minimum targets are not achieved.  Annual Bonus Plan targets were achieved with respect to fiscal 2012 so that bonuses were earned and paid to our NEOs under the Annual Bonus Plan for fiscal 2012 (the “2012 Bonus Plan”). Annual Bonus Plan targets were not achieved with respect to fiscal 2013, or fiscal 2014 so no bonuses were paid to our NEOs under the Annual Bonus Plan for fiscal 2013 (the “2013 Bonus Plan”) or fiscal 2014 (the “2014 Bonus Plan”). See “Senior Management Incentive Bonus Plan” herein.

Advisory Vote on Executive Compensation

The Company provides its stockholders with the opportunity to cast an annual vote on executive compensation. At the 2013 Annual Meeting of Stockholders held in July 2014, 57.6% of the votes cast on the advisory vote on executive compensation proposal were in favor of our NEO compensation as described in the proxy statement for the 2014 Annual Meeting of Stockholders. The Compensation Committee reviewed these final vote results and took them into account when considering its compensation decisions for fiscal 2015. The Compensation Committee determined that given the leadership role of the NEOs in the Company’s continued steady performance the Company’s executive compensation program remains appropriate and no changes were necessary. However, the Compensation Committee continues to review our executive compensation program consistent with the compensation goals set forth herein and will continue to consider the outcome of the stockholder votes on the annual executive compensation proposal when making future decisions regarding our executive officers.

Process for Determining Executive Compensation

Our Compensation Committee reviews and approves the annual base compensation and other compensation of our NEOs. Our Compensation Committee also establishes and reviews the achievement of performance goals and other matters relating to the Annual Bonus Plans.  There were no changes to our executive compensation structure in fiscal 2014.

In connection with its review of NEO compensation in fiscal 2014, the Compensation Committee considered an executive compensation study furnished by Compensation Resources, Inc., an independent executive compensation consulting firm (“CRI”) engaged by the Compensation Committee.  After taking into account the compensation paid to similar executive officers of a peer group of eleven publicly owned clinical testing laboratories (including the two major national laboratories, Quest Diagnostics, Inc. and Laboratory Corp. of America Holdings), CRI concluded that Dr. Grodman’s total direct compensation was then above the total direct compensation provided to the chief executive officers in the peer group, and that the total direct compensation provided to Messrs. Singer and Dubinett were below the total direct compensation provided to similar executive officers in the peer group.  Notwithstanding the report, the Compensation Committee believes that Dr. Grodman’s compensation level is reasonable as the current levels were determined based on a CRI report for fiscal 2011 which showed that Dr. Grodman’s total direct compensation was 20% below the peer group.

Base Compensation

In accordance with the Grodman Contract, the Compensation Committee determined that Dr. Grodman’s base compensation be increased to $1,157,161 for fiscal 2014, which reflects a 1.8% increase based on increases in the Consumer Price Index.

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

Increases in Base Compensation for Each of

Mr. Dubinett and Mr. Singer Over the Prior Three Fiscal Years

Period	Amount ($)	Percentage Increase

Fiscal 2012	13,393	3%
Fiscal 2013	17,289	4%
Fiscal 2014	8,086	1.8%

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

Annual Bonus Plans for fiscal years 2014 and 2013

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

The Compensation Committee has at all times sought (and continues to seek) to provide a mechanism to reward outstanding efforts that enhance shareholder value.  The following is a description of the Annual Bonus Plan for fiscal 2013 (the “2013 Bonus Plan”) and fiscal 2014 (the “2014 Bonus Plan”).  The Compensation Committee has adopted an Annual Bonus Plan for fiscal 2015 that is substantially similar to the 2014 Bonus Plan and is attached hereto as Exhibit 10.5.  Any bonuses required to be paid under the provision of any Annual Bonus Plan is required to be paid to each participant on the pro-rata formula established upon the adoption of the plan and not at the discretion of the Compensation Committee.

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

2014 Bonus Plan

The 2014 Bonus Plan was based on two separate financial formula calculations. The first formula provided for bonuses (up to a maximum of 10% of the participant’s annual gross wages for 2014, less any bonus, auto or airplane usage expense charge-back or other unearned revenue (“2014 Wages”)) based on the level of the Company’s achievement of total operating income (TOI) as a percentage of our net revenues for fiscal 2013 as follows:

If TOI is greater than or equal to:	and less than:	Bonus equal to the following percentage of the participant’s 2014 wages:
12.25%	12.75%	4%
12.75%	13.25%	6%
13.25%	13.75%	8%
13.75%	N/A	10%

The second formula provided for bonuses (up to a maximum of 15% of the participant’s 2014 Wages ) based on the percentage increase on a year over year basis in the Company’s operating income before interest and taxes (“OIBIT”) from fiscal 2013 to fiscal 2014, determined by subtracting the Company’s fiscal 2013 OIBIT from the Company’s fiscal 2014 OIBIT and dividing the difference by the Company’s OIBIT for fiscal 2013  to determine the percentage of change (“2014 PC”) , as follows:

If 2013 PC is greater than:	and less than:	Bonus equal to the following percentage of the participant’s 2014 Wages:
25.00%	30.00%	6%
30.00%	35.00%	9%
35.00%	40.00%	12%
40.00%	N/A	15%

Actual results under the 2014 Bonus Plan were as follows:

		Bonus equal to the following percentage of the participant’s 2014 Wages:
TOI as a percentage of our net revenues for fiscal 2014	10.02%	0%
2014 PC	1.77%	0%
Total Bonus Percentage:	—	0%

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

During fiscal 2014, the members of the Company’s Compensation Committee were:

John Roglieri M.D. – Chairman

Joseph Benincasa

Harry Elias

Gary Lederman

No member of the Compensation Committee was an officer or employee of the Company in fiscal 2013 or was formerly an officer of the Company.

Compensation Committee Report

The members of the Company’s Compensation Committee hereby state:

We have reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K for the year ended October 31, 2014 with the Company’s Management, and

Based on such review and discussions, we have recommended to the Company’s Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended October 31, 2014.

COMPENSATION COMMITTEE

By:	John Roglieri M.D., Chairman
Joseph Benincasa
Harry Elias

Item 12. - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of January 7, 2015 with respect to the ownership of Common Stock by (i) each person known to us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner*	Shares of Common Stock Beneficially Owned(1)	Percentage Ownership

Marc D. Grodman(2)	2,741,800	9.88%
Howard Dubinett(3)	345,138	1.32%
Sam Singer(4)	13,132	**
Joseph Benincasa	0	0%
Harry Elias	0	0%
John Roglieri	10,000	**
Executive Officers and Directors as a group (seven persons) (2)(3)(4)	3,110,070	11.21%

Black Rock, Inc(5) 40 East 52nd Street New York, NY 10022	2,169,368	7.82%

Riverbridge Partners LLC(6) 801 Nicollet Mall, Suite 600 Minneapolis, MN 55402	2,072,010	7.47%

The Vanguard Group (7) 100 Vanguard Blvd. Malvem, PA 19355	1,758,357	6.34%

Manulife Financial Corporation (8) 200 Bloor Street East Toronto, ON, Canada M4W 1E5	1,400,155	5.05%

*	The address of all of the Company’s directors and executive officers is c/o the Company, 481 Edward H. Ross Drive, Elmwood Park, New Jersey 07407.

**	Less than one (1%) percent.

(1)	Except as otherwise noted, each holder named in the table has sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned.

(2)

Includes [1,937,502] shares owned directly. 32,210 of these shares are pledged as security in a brokerage margin account. Also includes 159,464 shares held in a successor trust to a grantor retained annuity trust created by Dr. Grodman that terminated in 2014, of which Dr. Grodman’s wife is a co-trustee, 145,834 shares owned directly by Mrs. Grodman, and 200,000 shares held in trust for the benefit of Mrs. Grodman, of which Dr. Grodman is trustee, 200,000 shares held in trust for the benefit of Dr. Grodman and his children, of which Ms. Grodman is a co-trustee, and 99,000 shares owned by their children. Dr. Grodman disclaims beneficial ownership of these 444,834 shares.

(3)	Includes 365,138 shares owned directly. All of these shares are pledged as security in a brokerage margin account.

(4)

Includes 1,000 shares owned directly and 12,132 shares owned by trusts for the benefit of Mr. Singer and his family members, of which Nancy Kelly-Singer, Mr. Singer’s wife, and Mr. Singer are co-trustees.

(5)	The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission by Black Rock, Inc. on January 28, 2014.

(6)	The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission by Riverbridge Partners LLC (“Riverbridge”) on February 4, 2014.

(7)	The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission by The Vanguard Group and certain of its affiliates on February 11, 2014.

(8)

The number of shares beneficially owned is based on a Schedule 13G filed with the Securities and Exchange Commission by Manulife Financial Corporation (“MFC”) and certain of its affiliates on February 13, 2014.

Equity Compensation Plan Information

The following table provides information as of October 31, 2014 regarding shares of Common Stock that may be issued pursuant to the Company’s equity compensation plans:

	(a) Number of Shares Issuable upon Exercise of Outstanding Options		(b) Weighted-Average Exercise Price per Share of Outstanding Options	(c) Number of Shares Remaining Available for Future Issuances Under Equity Compensation Plans (Excluding Shares Reflected in Column (a))

Equity Compensation Plans Approved by Stockholders	222,000	(1)	$9.97	—	(2)

(1) Reflects shares issuable upon exercise of outstanding ISOs granted pursuant to the Company’s 2003 Employee Stock Option Plans.

(2) No additional options may be granted under the Company’s stock options plan.

Item 13. — Certain Relationships and Related Transactions and Director Independence

No material transactions occurred between the Company and related parties during fiscal 2014.

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

Information considered in evaluating such transactions include the nature of the related person’s interest in the transaction, the material terms of the transaction, the importance of the transaction to the Company and the related person, whether the transaction would impair the judgment of a director or an executive officer to act in the best interests of the Company, and any other matters that management or the independent directors deem appropriate. Corporate policy requires all directors and employees, including all executives, to disclose their interests (including indirect interests through family members) with individuals or entities doing business with the Company, to management and/or the Board of Directors, and to remove themselves from all decisions related to that organization. No such transactions with related parties occurred in fiscal year 2012 through 2014.

On November 17, 2014, Mr. Gary Lederman, an independent member of the Board of Directors (the “Board”) of the Company passed away.  Pursuant to the rules of The Nasdaq Stock Market (“Nasdaq”), the Company immediately notified Nasdaq of this event and that the Board was no longer comprised of a majority of independent directors.  Following the Company’s notice to Nasdaq, on November 21, 2014, the Company received from the staff of the Listing Qualifications Department of the NASDAQ Stock Market a letter (the “Staff Letter”) indicating that the Company was not in compliance with Listing Rule 5605(b)(1), which requires a majority of the Board of the Company be comprised of independent directors as defined in Rule 5605(a)(2).

Consistent with Nasdaq Listing Rule 5605(b)(1)(A), the Staff Letter indicated that Nasdaq will provide the Company a cure period in order to regain compliance with the majority independent board requirement.  Pursuant to the Staff Letter, the Company will have until the earlier of the Company’s next annual shareholders’ meeting or November 17, 2015 to regain compliance with this listing rule.  However, if the Company’s next annual shareholders’ meeting is held before May 19, 2015, then the Company must evidence compliance no later than May 19, 2015.  The Company shall use its best effort to regain compliance with the majority independent board requirement before the cure period ends to ensure continued listing on Nasdaq.

Item 14. -  Principal Accountant Fees and Services

The firm of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”) audited our accounts and the accounts of our subsidiaries for the fiscal years ended October 31, 2014 and 2013. MSPC and its predecessor firm have been our auditors since 1988. The table set forth below lists the fees billed to the company by MSPC for audit services rendered in connection with the audits of our consolidated financial statements for the years ended October 31, 2014 and 2013, and fees billed for other services rendered by MSPC during these periods.

	In Thousands ($)
	2014	2013
(1) Audit Fees	263	288
(2) Audit-Related Fees	92	90
(3) Tax Fees	57	49
(4) All Other Fees	0	0
Total	412	427

(1)                                 Audit Fees

MSPC billed us approximately $257 for professional services rendered in connection with the audit of our annual financial statements for the fiscal year ended October 31, 2014 and the review of the financial statements included in our quarterly reports on Form 10-Q for such fiscal year compared to approximately $288 in billings for such services for the fiscal year ended October 31, 2013. MSPC billed us approximately $6 in fiscal 2014 for its audit of our 401(k) Plan for calendar year 2012 as compared to approximately $9 of such fees in fiscal 2013 with respect to calendar year 2012.

(2)                                 Audit-Related Fees

MSPC billed us approximately $92 during fiscal 2014 and approximately $90 during fiscal 2013 for Sarbanes-Oxley (“SOX”) related audit fees.

(3)                                 Tax Fees

MSPC billed us approximately $57 for tax services for fiscal 2014 and approximately $49 for tax services for fiscal 2013.

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

The following financial statements of the Company are included in Part II, Item 8, “Financial Statements and Supplementary Data:”

2.              Financial Statements Schedule

The following is included in Item 8, “Financial Statements and Supplementary Data:”

Schedule II — Valuation and Qualifying Accounts for the Years ended October 31, 2014, 2013 and 2012

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

10.4.1*	The Company’s 2003 Employee Incentive Stock Option Plan. (Incorporated by reference to exhibit filed with the Company’s Registration Statement on Form S-8 (File No. 333-111578)).

10.5	The Company’s 2015 Senior Management Incentive Bonus Plan.

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

14	Code of Ethics for Executive Officers ad Key Financial and Accounting Personnel

21	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer

32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

101	Interactive Data File

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
Dated: January 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Marc D. Grodman
Marc D. Grodman
Chairman of the Board, President,
Chief Executive Officer and Director
January 13, 2015

/S/ Howard Dubinett
Howard Dubinett
Executive Vice President,
Chief Operating Officer and Director
January 13, 2015

/S/ Sam Singer
Sam Singer
Sr. Vice President, Chief Financial Officer,
Chief Accounting Officer and Director
January 13, 2015

/S/ Joseph Benincasa
Joseph Benincasa
Director
January 13, 2015

/S/ Harry Elias
Harry Elias
Director
January 13, 2015

/S/ John Roglieri
John Roglieri
Director
January 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Bio-Reference Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Bio-Reference Laboratories, Inc. and its subsidiaries (the “Company”) as of October 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended October 31, 2014.  We also have audited the Company’s internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the financial position of Bio-Reference Laboratories, Inc. and its subsidiaries as of October 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Bio-Reference Laboratories Inc. and its subsidiaries maintained, in all material respects, effective internal control over financial reporting as of October 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

Cranford, New Jersey

January 13, 2015

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2014	2013

CURRENT ASSETS:
Cash and Cash Equivalents	$17,507	$17,952
Accounts Receivable - Net	263,346	206,261
Inventory	20,791	19,095
Other Current Assets	10,165	9,416
Deferred Tax Assets	40,040	42,154
TOTAL CURRENT ASSETS	351,849	294,878

PROPERTY AND EQUIPMENT - AT COST	156,342	133,599
LESS: Accumulated Depreciation	(89,954)	(67,950)
PROPERTY AND EQUIPMENT - NET	66,388	65,649

OTHER ASSETS:
Investments	5,153	5,237
Deposits	1,056	1,017
Goodwill - Net	35,185	35,185
Intangible Assets - Net	14,403	16,320
Other Assets	1,415	1,165
Deferred Tax Assets	3,414	2,077
TOTAL OTHER ASSETS	60,626	61,001

TOTAL ASSETS	$478,863	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands, Except Share Data]

	October 31,	October 31,
	2014	2013

CURRENT LIABILITIES:
Accounts Payable	$71,166	$61,614
Accrued Salaries and Commissions Payable	15,822	19,601
Accrued Taxes and Expenses	15,620	18,292
Other Short Term Acquisition Payable	1,924	2,438
Revolving Note Payable - Bank	33,380	26,139
Current Maturities of Long-Term Debt	524	493
Capital Lease Obligations - Short-Term Portion	6,128	5,185
TOTAL CURRENT LIABILITIES	144,564	133,762

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	12,252	10,712
Long Term Debt - Net of Current Portion	3,145	3,670
Other Long Term Acquisition Payable	—	1,789
TOTAL LONG-TERM LIABILITIES	15,397	16,171

SHAREHOLDERS’ EQUITY:
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,727,644 and 27,683,213 at October 31, 2014 and at October 31, 2013, respectively	277	277

Additional Paid-In Capital	39,979	39,430

Retained Earnings	278,646	231,888

TOTAL SHAREHOLDERS’ EQUITY	318,902	271,595
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$478,863	$421,528

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands, Except Share Data]

	Years Ended
	October 31,
	2014	2013	2012

NET REVENUES:	$832,282	$715,354	$614,255

COST OF SERVICES:
Depreciation and Amortization	19,515	15,598	13,101
Employee Related Expenses	206,198	173,137	146,292
Reagents and Lab Supplies	158,296	135,486	121,446
Other Cost of Services	78,274	68,594	56,805

TOTAL COST OF SERVICES	462,283	392,815	337,644

GROSS PROFIT ON REVENUES	369,999	322,539	276,611

General and Administrative Expenses:

Depreciation and Amortization	5,649	4,141	3,562
Other General and Administrative Expenses	208,934	177,508	154,928
Bad Debt Expense	71,991	58,917	41,990

TOTAL GENERAL AND ADMIN. EXPENSES	286,574	240,566	200,480

OPERATING INCOME	83,425	81,973	76,131

OTHER (INCOME) EXPENSES:

Interest Expense	2,446	1,606	1,455
Other (Income) Expense	83	(612)	323
Interest Income	(71)	(118)	(163)

TOTAL OTHER EXPENSES - NET	2,458	876	1,615

INCOME BEFORE INCOME TAXES	80,967	81,097	74,516

Provision for Income Taxes	34,209	35,272	32,360

NET INCOME	46,758	45,825	42,156

NET INCOME PER SHARE - BASIC:	$1.69	$1.65	$1.52
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,716,608	27,690,677	27,742,257

NET INCOME PER SHARE - DILUTED:	$1.68	$1.65	$1.51
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,855,125	27,851,720	27,920,920

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

[Dollars In Thousands Except Number of Shares]

	Series A				Additional
	Preferred Stock		Common Stock		Paid-in	Retained	Deferred	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Compensation	Equity
Balance on October 31, 2011			27,949,900	$279	$45,581	$143,907	—	$189,767

Exercise of Options - Employees			31,500	$1	$226			227
Stock Based Compensation			11,432	$0	$290			290
Net Income						$42,156		42,156
Common Stock Repurchased and Canceled			(285,450)	$(3)	$(5,190)			(5,193)

Balance on October 31, 2012			27,707,382	$277	$40,907	$186,063		$227,247

Exercise of Options - Employees			46,000		$263			263
Stock Based Compensation			11,431		$290			290
Net Income						$45,825		45,825
Common Stock Repurchased and Canceled			(81,600)		$(2,030)			(2,030)

Balance on October 31, 2013			27,683,213	$277	$39,430	$231,888		$271,595

Exercise of Options - Employees			33,000		$259			$259
Stock Based Compensation			11,431		$290			$290
Net Income						$46,758		$46,758
Common Stock Repurchased and Canceled			0

Balance on October 31, 2014			27,727,644	$277	$39,979	$278,646		$318,902

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS   [Dollars In Thousands]

	Years Ended October 31,
	2014	2013	2012
OPERATING ACTIVITIES:
Net Income	$46,758	$45,825	$42,156
Adjustments to Reconcile Net Income to Cash Provided by Operating Activities:
Depreciation and Amortization	25,164	19,739	16,663
Deferred Income Taxes (Benefit)	777	(17,041)	(3,638)
Stock - Based Compensation Expense	290	290	290
Loss on Disposal of Property and Equipment	220	1,408	537
Undistributed Equity Method (Income) Loss	83	450	323
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	(51,100)	(91,002)	(11,240)
Provision for Doubtful Accounts	(5,985)	37,988	6,053
Inventory	(1,696)	(4,193)	(5,211)
Other Current Assets	(749)	(4,043)	(916)
Other Assets	(250)	(299)	(141)
Deposits	(39)	(61)	(74)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	3,102	28,601	8,296

NET CASH - OPERATING ACTIVITIES	16,575	17,662	53,098

INVESTING ACTIVITIES:
Business Acquisitions Related Costs	(2,303)	(19,013)	(5,675)
Acquisition of Equipment and Leasehold Improvements	(15,523)	(25,100)	(15,715)

NET CASH - INVESTING ACTIVITIES	(17,826)	(44,113)	(21,390)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(494)	(464)	(1,270)
Payments of Capital Lease Obligations	(6,200)	(4,648)	(3,710)
Increase (Decrease) in Revolving Note Payable	7,241	26,139	(18,632)
Proceeds from Exercise of Options	259	263	227
Common Stock Repurchased	—	(2,030)	(5,193)

NET CASH - FINANCING ACTIVITIES	806	19,260	(28,578)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(445)	(7,191)	3,130

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	$17,952	$25,143	$22,013

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$17,507	$17,952	$25,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,419	$1,503	$1,547
Income Taxes	$36,505	$44,312	$36,697

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands]

Supplemental Schedule of Non-Cash Investing and Financing Activities:

During fiscal 2014, 2013 and 2012, the Company wrote-off approximately $1,463, $4,464 and $2,508 of property which was fully depreciated.

During fiscal 2014, 2013, and 2012, the Company incurred capital lease obligations totaling approximately $8,683, $7,125, and  $7,777  in connection with the acquisition of property and equipment.

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share Data or Unless Otherwise Indicated]

[1] Organization and Business

Bio-Reference Laboratories, Inc. [“Bio-Reference”, “BRLI”, or the “Company”] was incorporated on December 24, 1981.  Bio-Reference is principally engaged in providing laboratory testing services, primarily to customers in the in larger metropolitan areas across New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts as well as to customers in a number of other states.  Bio-Reference offers a comprehensive list of chemical diagnostic tests including blood and urine analysis, blood chemistry, hematology services, serology, radio-immuno analysis, toxicology (including drug screening), pap smears, tissue pathology (biopsies) and other tissue analysis.  We perform cancer cytogenetic testing at our facilities in Elmwood Park, NJ, Smithtown, NY, Clarksburg, MD and Milford, MA, Miami Florida, Campbell California and genetic testing at our GeneDx leased facility in Gaithersburg, MD, as well as at our Elmwood Park facility.  We perform cytology testing in Frederick, MD, Milford, MA, Columbus, OH, Houston, TX and at our Elmwood Park facility.  Bio-Reference markets its laboratory testing services directly to physicians, geneticists, hospitals, clinics, correctional and other health facilities.

The Company’s laboratory testing business currently represents its one reportable business segment. The laboratory testing business accounts for over 98% of consolidated assets, net revenues and net income in each of the three years ended October 31, 2014.   All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of our clinical knowledge management service through our PSIMedica business unit and a web-based connectivity portal solution for laboratories and physicians through its Care Evolve subsidiary.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.  The Company had $17,507 and $17,952 in cash and cash equivalents at October 31, 2014 and 2013, respectively.

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

The statements of operations reflect depreciation expense related to property and equipment of $23,246, $18,745 and $16,082 for the years ended October 31, 2014, 2013 and 2012, respectively.

On sale or retirement, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and any related gain or loss is reflected in general and administrative expenses.  Repairs and maintenance are charged to expense when incurred.

Goodwill - Effective November 1, 2011, the Company adopted revised Financial Accounting Standards Board (“FASB”)  rules promulgated under Accounting Standards Update (“ASU”) No. 2011-08 issued on September 15, 2011, Intangibles—Goodwill and Other (Topic 350) Testing Goodwill for Impairment. Under these simplified goodwill impairment testing rules the Company assessed qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the two-step goodwill impairment test have occurred and determined that no such events had occurred.  Under ASU No. 2011-08, entities are not required to calculate the fair value of a reporting unit unless they conclude that it is more likely than not that the unit’s carrying value is greater than its fair value based on an assessment of events and circumstances. The “more likely than not” threshold is when there is a likelihood of more than 50% that a reporting unit’s carrying value is greater than its fair value.  No impairment loss was recognized in the years ended October 31, 2014, 2013 and 2012.

The balance sheet reflects prior Goodwill accumulated amortization of $2,401 as of October 31, 2014 and 2013, respectively.

Other Intangible Assets - Intangible assets are amortized using the straight-line method.  The estimated useful life of costs capitalized is evaluated for each specific project when completed, at which time such costs begin to be amortized. The statements of operations reflect amortization expense related to intangible assets of $1,917, $994, and $581 for the years ended October 31, 2014, 2013 and 2012, respectively.  The balance sheet reflects accumulated amortization of $10,763, and $8,846 as of October 31, 2014, and 2013, respectively. During the 2014 and 2013 fiscal years, the Company did not write off any intangible assets.

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

	($)
	Year Ended October 31,
	2014	2013	2012
Gross Service Revenues	4,185,052	3,524,108	3,052,431

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	391,659	354,638	320,697
All Other Third Party Payors*	2,899,374	2,393,872	2,070,073
Total Contractual Adjustments and Discounts	3,291,033	2,748,510	2,390,770
Service Revenues Net of Contractual Adjustments and Discounts	894,019	775,598	661,661
Patient Service Revenue Provision for Bad Debts**	61,737	60,244	47,406
Net Revenues	832,282	715,354	614,255

Percent of Contractual Allowances, Discounts and Patient Service
Provision for Bad Debts to Gross Revenue.	80.1%	79.7%	79.9%

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

Accounting for Contractual Credits and Doubtful Accounts

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses.  This represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information.  In the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.   BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	($)
	October 31,	October 31,
	2014	2013
Contractual Credits/Discounts	513,466	342,297
Doubtful Accounts	83,276	89,261
Total Allowance	596,742	431,558

Current Income Taxes — The Company recognizes interest and penalties on settlement of tax liabilities in its income from operations.  For the fiscal years 2011 through 2014, no material amounts for interest and penalties have been recorded.

Deferred Income Taxes - Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

The Company adopted GAAP guidance with respect to uncertain tax positions when it became effective.  Under these rules the Company may recognize the tax benefit from an uncertain tax position only if it meets the more-likely-than-not criteria (over 50% likelihood) of being realized on an examination by taxing authorities.  For the years ended October 31, 2012 through October 31, 2014 the Company had no material uncertain tax positions to report.

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

Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets — The Company evaluates the possible impairment of its long-lived assets under the provisions of FASB codification 350-30-35 and 360-10-35.  The Company reviews the recoverability of its long-lived assets on an annual basis.  Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.  No impairment loss was recognized in the fiscal years ended October 31, 2014, 2013 and 2012.

Advertising Costs -Advertising costs are expensed when incurred.  Advertising costs amounted to approximately $3,188, $3,200 and $2,366 for the years ended October 31, 2014, 2013 and 2012, respectively.

Other Income — During the year ended October 31, 2014, the Company recorded a loss of $83 on its investment in IncellDx.  The loss represents the Company’s share of IncellDX undistributed net loss under the equity method of accounting.

Subsequent Events — The management considered subsequent events through the date the financial statements are issued as defined in FASB Codification 855-10-50.

[3] Property and Equipment - Property and equipment - at cost is summarized as follows:

	$
	October 31
	2014	2013

Medical Equipment	77,682	65,762
Leasehold Improvements	32,157	27,974
Furniture, Fixtures and Office & Computer Equipment	26,076	21,621
Automobiles and Aircraft	20,427	18,242

Sub Totals	156,342	133,599
Less Accumulated Depreciation	89,954	67,950

Totals — Net of Accumulated Depreciation	66,388	65,649

[4] Intangible Assets

Intangible assets are summarized as follows:

October 31, 2014

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$8,738	$3,275	$5,463
Covenants Not-to-Compete	3	11,131	5,738	5,393
Patents and Licenses	17	5,297	1,750	3,547

Totals		$25,166	$10,763	$14,403

October 31, 2013

	Weighted-Average		Accumulated	Net of Accumulated
Intangible Asset	Amortization Period	Cost	Amortization	Amortization

Customer Lists	20	$8,738	$2,878	$5,860
Covenants Not-to-Compete	3	11,131	4,560	6,571
Patents and Licenses	17	5,297	1,408	3,889

Totals		$25,166	$8,846	$16,320

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of October 31, 2014 is as follows:

October 31,
2015	$1,852
2016	1,540
2017	1,063
2018	946
2019	904
Thereafter	8,098

Total	$14,403

[5] Revolving Note Payable - Bank

In October 2011, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $45,000 or (ii) 50% of the Company’s qualified accounts receivable [as defined in the agreement].  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At October 31, 2014, the Company had elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures, fixed charge coverage, and the prohibition of the payment by the Company of cash dividends. As of October 31, 2014 and October 31, 2013, the Company utilized $33,380 and $26,139 of the credit line, respectively.

[6] Long-Term Debt - Bank

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in eighty-four equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of October 31, 2014 is approximately $3,669.

Principal repayment for each of the five succeeding fiscal years and thereafter as of October 31, 2014 is as follows:

Year Ended October 31,
2015	524
2016	557
2017	592
2018	1,996
2019	—
Thereafter	—
Totals	$3,669

[7] Related Party Transactions

There were no material related party transactions during fiscal 2014 and fiscal 2013.

[8] Income Taxes

The reconciliation of income tax from continuing operations computed at the U.S. federal statutory tax rate to the Company’s effective income tax rate is as follows:

	October 31
	2014	2013	2012

U.S. Federal Statutory Rate	35%	35%	35%
State and Local Taxes, Net of U.S. Federal Tax Benefit	6.15%	11.20%	8.87%
Permanent differences and Other	0.94%	(2.78)%	(0.44)%

Actual Rate	42.09%	43.42%	43.43%

The provision for income taxes shown in the consolidated statements of operations consists of the following:

	$
	October 31
	2014	2013	2012

Current:
Federal	25,732	38,295	25,794
State & Local	7,700	14,018	10,203

Deferred:
Federal	598	(10,803)	(2,183)
State and Local	179	(6,238)	(1,454)

Total Provision for Income Taxes	34,209	35,272	32,360

At October 31, 2014 and 2013, the Company had a net deferred tax asset of approximately $43,454 and $44,231, respectively.  The deferred taxes primarily relate to timing differences associated with the deductibility of depreciation and amortization, bad debts and certain accrued expenses and deferred costs.  For fiscal years ended October 31 2012 through October 31, 2014, the Company had no material net operating loss carry-forwards available to reduce current year taxable income.

	$
	October 31,
	2014	2013

Deferred Tax Asset:
Bad Debt Allowance	36,642	39,275
Depreciation and amortization	3,009	1,815
Accrued Expenses	3,803	3,141

Deferred Tax Asset - Net	43,454	44,231

Current Deferred Tax Asset - Net	40,040	42,154
Long Term Deferred Tax Asset - Net	3,414	2,077

Deferred Tax Asset — Net	43,454	44,231

During fiscal year ended October 31, 2014 the Company recorded a net deferred tax expense of $777.  This reflects an expense of approximately $2,633 in allowance for bad debts, a benefit of approximately $1,194 from depreciation and amortization timing differences, and a benefit of approximately $661 in certain accrued expenses. Although realization is not assured and dependent upon things such as generating sufficient taxable income in future periods, management, through sufficient positive evidence,  believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income or changes in the accrued expenses during the future periods are reduced.

At October 31, 2014, fiscal 2011 through 2014 are generally subject to examination by US federal and state tax authorities.  In certain instances examinations that were ongoing on October 31, 2014 are still open for years 2009 and 2010.  Through the issuance of these financial statements the outcome of all of these examinations has not been determined.

[9] Capital Transactions

[A] Preferred Stock and Common Stock - The Company is authorized to issue an aggregate of 1,666,667 shares of preferred stock, $.10 par value.  None was outstanding as of October 31, 2014 and October 31, 2013.

Holders of the Company’s Common Stock are entitled to one vote per share on matters submitted for shareholder vote.  Holders are also entitled to receive dividends ratably, if declared.  In the event of dissolution or liquidation, holders are entitled to share ratably in all assets remaining after payment of liabilities.

On December 19, 2013 the Company announced that its board of directors has approved a new Stock Repurchase Program authorizing the buyback of up to 2,000,000 shares of its Common Stock in the over-the-counter market at prevailing market prices through October 31, 2015.  As of October 31, 2014 no shares have been repurchased under this plan.

[B] Equity Transactions for Services — For the fiscal years ended in 2014, 2013 and 2012, the Company issued 11,431, 11,431 and 11,432 shares of the Company’s common stock for employment or consulting services [See Note 11 for common stock options issued for employee and consulting services].

[10] Earnings Per Share

The computation of basic and diluted net earnings per common share is as follows [in thousands, except per share data rounded]:

	$
	For Years Ended October 31,
	2014	2013	2012

Income Available to Common Stockholders	46,758	45,825	42,156
Weighted Average Common Shares Outstanding	27,717	27,691	27,742

Effect of Dilutive Securities:
Warrants/Options	138	161	179

Weighted Average Diluted Common Shares Outstanding	27,855	27,852	27,921

Net Income Per Share - Basic	1.69	1.65	1.52
Net Income Per Share - Diluted	1.68	1.65	1.51

[11] Stock Options and Warrants

Employee Incentive Stock Options - In June 2003, the Board of Directors adopted, and in July 2003, the stockholders approved, the 2003 Employee Incentive Stock Option Plan [the “2003 Plan”].  The 2003 Plan authorizes the grant of stock options, which may be designated as  incentive stock options, to purchase up to a maximum aggregate 1,600,000 shares of Company common stock.  The 2003 Plan provides that the exercise price of an option granted there under shall not be less than the fair market value of the Common Stock on the date the option is granted.  However, in the event an option is granted under the 2003 Plan to a holder of 10% or more of the Company’s outstanding Common Stock, the exercise price must be at least 110% of such fair market value.  Under the 2003 Plan, options must be granted before the June 2, 2013 Termination Date.  No option may have a term longer than ten years (limited to five years in the case of an option granted to a 10% or greater stockholder of the Company).  The aggregate fair market value of the Company’s Common Stock with respect to which options are exercisable for the first time by a grantee under all of the Company’s Stock Option Plans during any calendar year cannot exceed $100.  Options granted under the 2003 Plan are non-transferable and must be exercised by an optionee, if at all, while employed by the Company or a subsidiary or within three months after termination of such optionee’s employment due to retirement, or within one year of such termination if due to disability or death.  The Board (or a Stock Option Committee, if designated), may, in its sole discretion, cause the Company to lend money to or guaranty any obligation of an employee for the purpose of enabling such employee to exercise an option granted under the 2003 Plan provided that such loan or obligation cannot exceed fifty percent (50%) of the exercise price of such option. Options issued under the 2003 Plan must have been granted before the June 2 2013 termination date.  No additional options may be granted under the 2003 Plan. A total of 27,000, 4,000 and 23,500 incentive stock options issued under the 2003 Plan were exercised in fiscal years ended in October 31, 2014, 2013 and 2012, respectively.  A total of 0, 6,000 and 13,000 options were cancelled in fiscal years ended October 31, 2014, 2013 and 2012.

In August 2000, the Company adopted, and on December 15, 2000, the stockholders approved, the 2000 Employee Incentive Stock Option Plan [“2000 Plan”]. The 2000 Plan provided for the granting of stock options, which may have been designated as incentive stock options, to purchase an aggregate of 1,600,000 shares of the Company’s common stock at a price   not less than 100% of the fair market value per share of the common stock at the date of grant.  However, in the event an option was granted under the 2000 Plan to a holder of 10% or more of the Company’s outstanding common stock, the exercise price must have been at least 110% of fair market value at the date of grant.  Employees of the Company or its subsidiary, as determined, were eligible for the 2000 Plan.  The term of the options could not exceed ten years from the date of grant.  Options issued under the 2000 Plan must have been granted before the August 2010 termination date.  No additional options may be granted under the 2000 Plan. A total of 6,000, 44,000 and 8,000 incentive stock options issued under the 2000 Plan were exercised in fiscal years ended in October 31, 2014, 2013 and 2012, respectively. A total of 0, 2,000, and 0 options were cancelled in fiscal years ended October 31, 2014, 2013 and 2012, respectively.

The following is a summary of Employee Incentive Stock Option Plan transactions:

	2003 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding at October 31, 2011*	295	$9.80
Granted	—	—
Expired	(13)	9.13
Exercised	(23)	8.52
Outstanding at October 31, 2012**	259	$9.95

Granted	—	—
Expired	(6)	8.64
Exercised	(4)	7.25
Outstanding at October 31, 2013***	249	$10.02

Granted	—
Expired	—
Exercised	(27)	7.92
Outstanding at October 31, 2014****	222	$10.28

*Eligible for exercise at October 31, 2011 were 275 at a weighted average exercise price per share of $9.80

**Eligible for exercise at October 31, 2012 were 244 at a weighted average exercise price per share of $9.95

***Eligible for exercise at October 31, 2013 were 239 at a weighted average exercise price per share of $9.97

****Eligible for exercise at October 31, 2014 were 217 at a weighted average exercise price per share of $10.28

	2000 Plan
	Shares Under Options [In Thousands]	Weighted Average Exercise Price Per Share
Outstanding and Eligible for Exercise at October 31, 2011	60	5.19
Granted	—	—
Expired	—	—
Exercised	(8)	3.39
Outstanding and Eligible for Exercise at October 31, 2012	(52)	5.47
	—	—
Granted	—	—
Expired	(2)	3.60
Exercised	(44)	$5.25
Outstanding and Eligible for Exercise at October 31, 2013	6	7.67
Granted	—
Expired	—
Exercised	(6)	7.67
Outstanding and Eligible for Exercise at October 31, 2014	—

Summary of outstanding options at October 31, 2014:

				Weighted Average			Exercisable
				Shares	Remaining	Exercise	Shares	Exercise
Exercise Price Range				Outstanding	Life	Price	Outstanding	Price
$7.25	to	$7.25	Per Share	0	0.00	7.25	0	7.25
$7.41	to	$7.67	Per Share	46	0.42	7.41	46	7.41
$9.12	to	$9.12	Per Share	136	1.00	9.13	136	9.13
$17.50	to	$17.50	Per Share	40	3.08	17.50	35	17.50
				222			217

Compensation cost recognized for the years ended October 31, 2014, October 31, 2013 and October 31, 2012 was $40 for each one of the years, with a related tax benefit of $-0- with respect to these options.

[12] Employment Contracts and Consulting Agreements

The Company has multiple employment contracts with its key executives with expiration dates ranging from January 31, 2015 through October 31, 2018.  At October 31, 2014, the approximate aggregate minimum commitment under these employment contracts and agreements, excluding commissions or consumer price index increases, is as follows:

October 31	Employees and Consultants
2015	$4,582
2016	3,706
2017	3,706
2018	1,701
2019	—
Thereafter	—

Total	$13,695

Some of these agreements provide bonuses and commissions based on a percentage of collected revenues ranging from 1% to 10% on accounts referred by or serviced by the employee or consultant.

In addition to the above, in fiscal 2014 the Company has entered into thirty two at — will employment and consulting agreements which together with prior at — will agreements provide for annual aggregate minimum commitments of approximately $39,254 which have no termination dates.

[13] Capitalized Lease Obligations

The Company leases various assets under capital leases expiring in fiscal 2020 with interest rates ranging between 2% to 7% as follows:

	($)
	October 31
	2014	2013
Medical Equipment	20,774	15,013
Automobiles	12,674	10,581

Totals	33,447	25,594
Less: Accumulated Depreciation	17,656	13,125

Net	15,791	12,469

Depreciation expense on assets under capital leases was approximately $6,889, $6,494, and $3,792 for the years ended October 31, 2014, 2013 and 2012, respectively.

Aggregate future minimum rentals under capital leases are:

October 31,	($)
2015	6,623
2016	5,749
2017	4,186
2018	2,368
2019	485
Thereafter	1

Total	19,412

Less Interest:	1,032

Present Value of Minimum Lease Payments	18,380

[14] Commitments and Contingencies

The Company leases various office and laboratory facilities and equipment under operating leases expiring from 2015 to 2020.  Several of these leases contain renewal options for one to five year periods.

Total expense for property and equipment rental for the years ended October 31, 2014, 2013 and 2012 was $13,411, $10,568 and $8,787, respectively.  There were no contingent rental amounts due through October 31, 2014.

Aggregate future minimum rental payments on non cancelable operating leases [exclusive of several month to month leases] are as follows:

October 31,	Property($)	Equipment($)

2015	8,564	345
2016	2,122	203
2017	831	63
2018	689
2019	626
Thereafter	103

Totals:	12,935	611

The Company has entered into several purchase agreements for reagent supplies through October, 2019.  Minimum purchase commitments as of October 31, 2014 are as follows:

October 31	Reagents ($)
2015	73,709
2016	62,534
2017	36,188
2018	21,241
2019	8,663
Thereafter	—

Totals:	202,335

Reagent supplies expensed under purchase agreements amount to $60,777, $7,873, and $13,338 for the years ended October 31, 2014, 2013 and 2012, respectively.

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

Plaintiff Myriad and several of the other Plaintiffs have previously and subsequently filed complaints against other laboratories or have been named as defendants in declaratory judgment actions by certain laboratories. Those cases involve some of the patents and claims asserted against GeneDx. The parties involved in those cases who are adverse to Plaintiffs are: Ambry Genetics Corp. (filed July 9, 2013, D. Utah); Gene by Gene, Ltd. (filed July 10, 2013, D. Utah); Counsyl, Inc. (filed September 20, 2013, N.D. Cal.); Quest Diagnostics Inc., et al. (filed October 10, 2013, C.D. Cal.); Quest Diagnostics Inc., et al. (filed October 22, 2013, D. Utah); Invitae Corp. (filed November 25, 2013, D. Utah); Invitae Corp. (filed November 26, 2013, N.D. Cal.); Laboratory Corporation of America Holdings (filed December 3, 2013, D. Utah); Counsyl, Inc. (filed June 13, 2014, D. Utah); and Pathway Genomics Corp. (filed June 13, 2014, D. Utah) (collectively “Defendants”).

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

Plaintiffs appealed that decision denying their request for a preliminary injunction to the Court of Appeals for the Federal Circuit. Plaintiffs submitted their appeal brief on April 18, 2014, and Defendant Ambry Genetics Corp. submitted its appeal brief on June 2, 2014. Plaintiffs filed their reply appeal brief on June 13, 2014. The Court of Appeals heard oral argument on the denial of Plaintiffs’ request for a preliminary injunction on October 6, 2014, and a decision is expected soon.

On August 18, 2014, GeneDx filed eleven petitions for Inter Partes Review (“IPR”) with the U.S. Patent and Trademark Office, challenging the validity of certain of the patents asserted against it in the District of Utah litigation. The eleven patents involved in these petitions are U.S. Patent Nos. 5,654,155; 5,753,441; 6,033,857; 6,051,379; 6,083,698; 6,951,721; 7,470,510; 7,563,571; 7,622,258; 7,670,776, and 7,838,237. On October 24, 2014, GeneDx filed two additional petitions for IPR challenging the validity of U.S. Patent Nos. 5,747,282 and 5,837,492, which are also asserted against GeneDx in the District of Utah litigation. IPR is a relatively new procedure established by the America Invents Act of 2011 as a means to challenge patentability at the U.S. Patent and Trademark Office; and these petitions are the first, and so far only, use of the IPR procedure by any of the Defendants in the Myriad cases.

                Since the filing of these IPRs, Plaintiffs have narrowed their asserted claims to 40 across 14 patents from the 67 claims across 16 patents originally asserted in Plaintiffs’ complaint against GeneDx.

We intend to vigorously defend ourselves in this matter. However, litigation is subject to inherent uncertainty and this matter could be decided against us and we could be required to pay substantial damages. During the pendency of the litigation, we expect to incur significant costs, and the defense of this litigation may divert, and until resolved will continue to divert, the attention of our management and other resources that would otherwise be engaged in other activities.

[16] Insurance

The Company maintains professional liability insurance of $3,000 in the aggregate, with a per occurrence limit of $1,000.  In addition, the Company maintains excess commercial insurance of $5,000 per occurrence and $5,000 in aggregate over the primary limits.  In addition, the Company also maintains excess umbrella coverage of $15,000.

[17] Significant Risks and Uncertainties

[A] Concentrations of Credit Risk - Cash - At October 31, 2014 and 2013, the Company had approximately $15,314 and $14,720, respectively, in cash and certificate of deposit balances at financial institutions which were in excess of the federally insured limits.

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

[18] Acquisitions

The Company did not make any acquisitions during the fiscal year ended October 31, 2014.  The company still carries certain acquisition payable balances on its books that relate to prior period acquisitions.

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

[20] Health Insurance Plan

The Company has a limited self-funded health insurance plan for its employees under which the Company pays the initial $150 of covered medical expenses per person each year.  The Company has a contract with an insurance carrier for any excess up to a maximum of $50,178 in the aggregate.  Health insurance premium expense for the years ended October 31, 2014, 2013 and 2012 amounted to approximately $7,346, $6,797 and $5,792, respectively.  Uninsured employee medical expenses incurred by the Company amounted to approximately $43,459, $32,016 and $25,994 for the years ended October 31, 2014, 2013 and 2012, respectively.  During fiscal years ended October 31, 2014, 2013 and 2012, employee contributions of $6,063, $4,713 and $4,124 offset the above health plan costs.

[21] Employee Benefit Plan

The Company sponsors a 401(k) Profit-Sharing Plan [the “Plan”].  Employees become eligible for participation after attaining the age of eighteen and completing one year of service.  Participants may elect to contribute up to ten percent of their compensation, as defined in the Plan, to a maximum allowed by the Internal Revenue Service.  The Company may choose to make a matching contribution to the plan for each participant who has elected to make tax-deferred contributions for the plan year, at a percentage determined each year by the Company. The Company elected to make a matching contribution which amounted to $2,130 for 2014, $1,358 for 2013 and $1,106 for 2012.  These amounts were charged to the Statement of Operations. The Employer contribution will be fully vested after the third year of service.

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

[23] Selected Quarterly Financial Data [Unaudited]

	Three Month Ended				Audited Fiscal Year
	1/31/2014	4/30/2014	7/31/2014	10/31/2014	2014

Net Revenues	181,270	201,366	222,053	227,594	832,282
Gross Profit	72,154	88,549	102,443	106,853	369,999
Net Income	2,954	10,273	15,250	18,281	46,758
Net Income Per Common Share:

Basic	0.11	0.37	0.55	0.66	1.69
Diluted	0.11	0.37	0.55	0.66	1.68

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,700	27,717	27,722	27,728	27,717

Weighted Average Common Shares Outstanding - Diluted [in thousands]	27,848	27,857	27,864	27,869	27,855

	Three Month Ended				Audited Fiscal Year
	1/31/2013	4/30/2013	7/31/2013	10/31/2013	2013

Net Revenues	161,256	176,452	185,427	192,219	715,355
Gross Profit	70,922	80,676	85,660	85,282	322,539
Net Income	8,665	11,338	14,701	11,120	45,825
Net Income Per Common Share:

Basic	0.31	0.41	0.53	0.40	1.65
Diluted	0.31	0.41	0.53	0.40	1.65

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,716	27,698	27,672	27,677	27,691

Weighted Average Common Shares Outstanding - Diluted [in thousands]	27,912	27,879	27,842	27,844	27,851

	Three Month Ended				Audited Fiscal Year
	1/31/2012	4/30/2012	7/31/2012	10/31/2012	2012

Net Revenues	$138,793	$151,443	$160,532	$163,487	$614,255
Gross Profit	$60,118	$67,534	$74,279	$74,681	$276,611
Net Income	$7,365	$9,306	$12,596	$12,889	$42,156
Net Income Per Common Share:

Basic	$0.26	$0.34	$0.45	$0.47	$1.52
Diluted	$0.26	$0.33	$0.45	$0.46	$1.51

Weighted Average Common Shares Outstanding — Basic [in thousands]	27,888	27,685	27,695	27,705	27,742

Weighted Average Common Shares Outstanding - Diluted [in thousands]	28,041	27,878	27,888	27,906	27,921

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

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

January 13, 2015

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED OCTOBER 31, 2014, 2013 AND 2012

[In Thousands]

	(b)	(c)	(d)	(e)
(a) Description	Balance at the Beginning of a Period	Charged to Cost and Expenses	Deductions Charged to Valuation Allowance Accounts	Balance at the End of a Period

Year Ended October 31, 2014
Allowance for Doubtful Accounts	89,261	133,728	(139,713)	83,276
Contractual Credits/Discounts	342,297	3,291,033	(3,119,864)	513,466

Total Allowance	431,558	3,424,761	(3,259,577)	596,742

Year Ended October 31, 2013
Allowance for Doubtful Accounts	51,274	119,161	(81,174)	89,261
Contractual Credits/Discounts	267,921	2,748,510	(2,674,134)	342,297

Total Allowance	319,195	2,867,671	(2,755,308)	431,558

Year Ended October 31, 2012
Allowance for Doubtful Accounts	45,220	89,396	(83,342)	51,274
Contractual Credits/Discounts	235,922	2,390,770	(2,358,771)	267,921

Total Allowance	281,142	2,480,166	(2,442,113)	319,195