Form 10-Q
period 2015-01-31
BIO REFERENCE LABORATORIES INC
filed 2015-03-09
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2015

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

Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,776,976 shares of Common Stock ($.01 par value) at March 6, 2015.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

JANUARY 31, 2015

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	January 31,	October 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS:
Cash and Cash Equivalents	$22,240	$17,507
Accounts Receivable - Net	268,720	263,346
Inventory	22,511	20,791
Other Current Assets	9,809	10,165
Deferred Tax Assets	38,068	40,040
TOTAL CURRENT ASSETS	361,348	351,849

PROPERTY AND EQUIPMENT - AT COST	160,965	156,342
LESS: Accumulated Depreciation	(95,323)	(89,954)
PROPERTY AND EQUIPMENT - NET	65,642	66,388

OTHER ASSETS:
Investments	5,267	5,153
Deposits	1,113	1,056
Goodwill - Net	35,185	35,185
Intangible Assets - Net	13,925	14,403
Other Assets	1,416	1,415
Deferred Tax Assets	4,247	3,414
TOTAL OTHER ASSETS	61,153	60,626

TOTAL ASSETS	$488,143	$478,863

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	January 31,	October 31,
	2015	2014
	(Unaudited)

CURRENT LIABILITIES:
Accounts Payable	$68,030	$71,166
Accrued Salaries and Commissions Payable	20,710	15,822
Accrued Taxes and Expenses	16,391	15,620
Other Short Term Acquisition Payable	1,895	1,924
Revolving Note Payable - Bank	33,735	33,380
Current Maturities of Long-Term Debt	533	524
Capital Lease Obligations - Short-Term Portion	6,262	6,128
TOTAL CURRENT LIABILITIES	147,556	144,564

LONG-TERM LIABILITIES:
Capital Lease Obligations - Long-Term Portion	11,760	12,252
Long Term Debt - Net of Current Portion	3,009	3,145
TOTAL LONG-TERM LIABILITIES	14,769	15,397

SHAREHOLDERS’ EQUITY:
Preferred Stock, Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock
None Issued	—	—
Common Stock, $.01 Par Value;
Authorized 35,000,000 shares:
Issued and Outstanding 27,752,976 and 27,727,644 at January 31, 2015 and at October 31, 2014, respectively	277	277

Additional Paid-In Capital	40,262	39,979
Retained Earnings	285,279	278,646
TOTAL SHAREHOLDERS’ EQUITY	325,818	318,902
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$488,143	$478,863

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2015	2014

NET REVENUES:	$208,833	$181,270

COST OF SERVICES:
Depreciation	4,966	4,575
Employee Related Expenses	53,685	49,110
Reagents and Lab Supplies	40,582	37,231
Other Cost of Services	19,845	18,200
TOTAL COST OF SERVICES	119,078	109,116

GROSS PROFIT ON REVENUES	89,755	72,154

General and Administrative Expenses:

Depreciation and Amortization	1,567	1,114
Other General and Administrative Expenses	58,260	49,586
Bad Debt Expense	18,000	15,574

TOTAL GENERAL AND ADMIN. EXPENSES	77,827	66,274

OPERATING INCOME	11,928	5,880

OTHER (INCOME) EXPENSES:

Interest Expense	560	609
Interest Income	(22)	(14)
Other (Income) Expense	(114)	30
TOTAL OTHER (INCOME) EXPENSES - NET	424	625

INCOME BEFORE INCOME TAXES	11,504	5,255

Provision for Income Taxes	4,871	2,301

NET INCOME	$6,633	$2,954

NET INCOME PER SHARE - BASIC:	$0.24	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES BASIC:	27,740,309	27,700,167

NET INCOME PER SHARE - DILUTED:	$0.24	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,867,214	27,848,492

The Accompanying Notes are an Integral Part of These Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended
	January 31,
	2015	2014
OPERATING ACTIVITIES:
Net Income	$6,633	$2,954
Adjustments to Reconcile Net Income to
Cash Provided by Operating Activities:
Depreciation and Amortization	6,533	5,689
Deferred Income Taxes (Benefit)	1,139	5,519
Stock Based Compensation	40	290
Loss (Gain) on Disposal of Fixed Assets	99	38
Undistributed Equity Method (Income) Loss	(114)	30
Change in Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	611	2,166
Provision for Doubtful Accounts	(5,985)	(13,646)
Inventory	(1,720)	(2,647)
Other Current Assets	356	289
Other Assets	(1)
Deposits	(57)	(3)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	2,523	(3,431)

NET CASH - OPERATING ACTIVITIES	$10,057	$(2,752)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(4,149)	(2,771)
Business Acquisitions Related Costs	(29)	(258)

NET CASH - INVESTING ACTIVITIES	(4,178)	(3,029)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(127)	(121)
Payments of Capital Lease Obligations	(1,617)	(1,479)
Increase (Decrease) in Revolving Line of Credit	355	3,840
Proceeds from Exercise of Options	243	122

NET CASH - FINANCING ACTIVITIES	(1,146)	2,362

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,733	(3,419)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,507	17,952

CASH AND CASH EQUIVALENTS AT END OF PERIODS	22,240	14,533

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$570	$583
Income Taxes	$2,791	$2,813

The Accompanying Notes are an Integral Part of These Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[Unaudited]

During the three-month periods ended January 31, 2015 and January 31, 2014, the Company entered into capital leases totaling $1,259 and $4,191, respectively.

During the three-month periods ended January 31, 2015 and January 31, 2014, the Company wrote-off approximately $785 and $644 of property and equipment that were fully depreciated.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

[Dollars In Thousands Except Share and Per Share Data, Or Unless Otherwise Noted]

(UNAUDITED)

[1] Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for complete audited financial statements. However, in the opinion of the management of the Company, all adjustments necessary for a fair presentation of the financial position and operating results have been included in these statements. Interim results are not necessarily indicative of results for a full year. Reference is made to the October 31, 2014 audited consolidated financial statements of Bio-Reference Laboratories, Inc.(“BRLI” or the “Company”) contained in its Annual Report on Form 10-K for the year ended October 31, 2014.

The consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes for the year ended October 31, 2014 as filed with the Securities and Exchange Commission in the Company’s Annual Report on Form 10-K. Significant accounting policies followed by the Company are set forth in Note 2 to the Company’s 2014 Annual Report on Form 10-K.

[2] Fair Value Measurements

As of January 31, 2015, the Company’s financial instruments primarily consist of cash, cash equivalents, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

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

	($)
	Three Months Ended January 31
	[Unaudited]
	2015	2014
Gross Service Revenues	1,065,293	909,879
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	94,063	88,919
All Other Third Party Payors*	749,201	624,145
Total Contractual Adjustments and Discounts	843,264	713,064
Service Revenues Net of Contractual Adjustments and Discounts	222,029	196,815
Patient Service Revenue Provision for Bad Debts**	13,196	15,545
Net Revenues	208,833	181,270

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

[5] Accounts Receivable Allowances

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.   BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31,	October 31,
	2015	2014
Contractual Credits/Discounts	535,118	513,466
Doubtful Accounts	78,541	83,276
Total Allowance	613,659	596,742

[6] Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of January 31, 2015 (Unaudited) and October 31, 2014. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

January 31, 2015

	Weighted-Average
	Amortization Period		Accumulated	Net of Accumulated
Intangible Asset	Years	Cost ($)	Amortization ($)	Amortization ($)
Customer Lists	20	8,738	3,373	5,365
Covenants Not-to-Compete	5	11,131	6,032	5,099
Patents and Licenses	17	5,297	1,836	3,461

Totals		25,166	11,241	13,925

October 31, 2014

	Weighted-Average
	Amortization Period		Accumulated	Net of Accumulated
Intangible Asset	Years	Cost ($)	Amortization ($)	Amortization ($)
Customer Lists	20	$8,738	$3,275	$5,463
Covenants Not-to-Compete	3	11,131	5,738	5,393
Patents and Licenses	17	5,297	1,750	3,547

Totals		$25,166	$10,763	$14,403

The aggregate intangible amortization expense for the three months ended January 31, 2015 and 2014 was $478 and $229, respectively.  The estimated intangible asset amortization expense for the remainder of the fiscal year ending October 31, 2015 and for the four subsequent years is as follows:

October 31,	($)
2015	1,375
2016	1,540
2017	1,063
2018	946
2019	904
Thereafter	8,097

Total	13,925

[7] Revolving Note Payable - Bank

On February 3, 2014, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank Credit Line”).  This amendment increased the maximum credit line to $70,000.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $70,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At January 31, 2015, the Company elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of January 31, 2015, the Company utilized $33,735 of the available credit under this revolving note payable loan agreement.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of January 31, 2015 is approximately $3,542.

[9] Provision for Income Taxes

The provision for income taxes for the three months ended January 31, 2015 consists of a current tax expense of $3,731 and a deferred tax expense of $1,140. At January 31, 2015, the Company had a current deferred tax asset of $38,068 included in other current assets and a long-term deferred tax asset of $4,247 included in other assets.

The provision for income taxes for the three months ended January 31, 2014 consists of a current tax benefit of $3,218 and a deferred tax expense of $5,519. At January 31, 2014, the Company had a current deferred tax asset of $36,265 included in other current assets and a long-term deferred tax asset of $2,447 included in other assets.

Forward-Looking Statements

Statements included in this Annual Report on Form 10-Q (Quarterly Report) that are not historical in nature, are intended to be, and are hereby identified as “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “will” or words of similar meaning and include, but are not limited to, statements about the expected future business and financial performance of Bio-Reference Laboratories, Inc. and its subsidiaries. Such statements concern matters that involve known and unknown risks and uncertainties that may cause the Company’s actual results in future periods, performance or achievements, or industry results, to be materially different from any future results, performance or achievements described, implied or suggested herein. Although we believe our expectations are based upon reasonable assumptions, there can be no assurance that our financial goals will be realized.

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

Item 2 —  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a clinical diagnostic laboratory headquartered in northeastern New Jersey. We are a national laboratory in certain focused areas of laboratory testing and a full service laboratory in the larger metropolitan areas of New York, New Jersey, Maryland, Pennsylvania, Delaware, Washington DC, Florida, California, Texas, Illinois and Massachusetts.

We have developed a national reputation for our expertise in certain focused areas of clinical testing.  GenPath Oncology, the name by which we are known for our cancer and oncology services, is recognized for the superior hematopathology services it provides throughout the country. Our Women’s Health initiative, through which we provide dedicated services for obstetrics and gynecology practices, including a technically advanced multiplex process for identifying sexually transmitted infections, is offered as GenPath Women’s Health.  We are a full-service laboratory that primarily services physician office practices; our drivers pick up samples and deliver reports and supplies, we provide sophisticated technical support, phlebotomy services or patient service centers where appropriate, and electronic communication services in many cases.  Physicians outside of our regional footprint send samples to our laboratory in order to take advantage of the expertise that we are able to provide in blood-based cancer pathology and associated diagnostics or to take advantage of the superior service, support and technologically advanced testing we offer in our Women’s Health initiative. These accounts frequently send routine testing to us for processing along with specialized testing in order to simplify their diagnostic ordering and review procedures and to take advantage of our outstanding capability, service and support.  Our correctional healthcare services are used throughout the country at prisons and jails. The focused markets we serve on a national basis outside of our regional footprint do not require many of the logistical and other ancillary support services required within the region. Even within our regional footprint, we provide the same services that we provide on a national basis as well as some regional focused diagnostic services, such as histology and pathology support services, substance abuse testing, fertility testing, hemostasis testing, women’s health testing, and molecular diagnostics that are unavailable from many of the smaller regional competitors; testing in some of these areas may be provided outside of physician offices.  Laboratorio Buena Salud is the first national testing laboratory dedicated to serving Spanish-speaking populations in the United States.  All business is conducted in Spanish, including patient and physician interactions.

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

First Quarter Fiscal 2015 Compared to First Quarter Fiscal 2014

NET REVENUES:

Net revenues for the three-month period ended January 31, 2015 were $208,833 as compared to $181,270 for the three-month period ended January 31, 2014.  This represents a 15% increase in net revenues. This increase is due to a 7% increase in patient counts and an increase in revenue per patient of 8% due to a shift in business to higher reimbursement esoteric testing which continues to be the principal driver in net revenue per patient. The number of patients serviced during the three-month period ended January 31, 2015 was 2,352 which was 7% greater when compared to the prior fiscal year’s three-month period.  Net revenue per patient for the three-month period ended January 31, 2015 was $88.09 compared to net revenue per patient of $81.17 for the three-month period ended January 31, 2014, an increase of 8%.  In comparing these two quarters it is important to keep in mind the effect of inclement weather on the first quarter of 2014’s numbers.  This impact in our estimate amounted to be about 5 cents per share.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry.

COST OF SERVICES:

Cost of services increased from $109,116 for the three-month period ended January 31, 2014 to $119,078 for the three-month period ended January 31, 2015, an increase of $9,962 or 9%. This increase is less than the increase in net as the company is beginning to realize savings associated with the increased scale of its operations.

GROSS PROFITS:

Gross profits increased from $72,154 for the three-month period ended January 31, 2014 to $89,755 for the three-month period ended January 31, 2015, an increase of $17,601 or 24%. Gross profit margin increased to 43% from 40%.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three month period ending January 31, 2014 were $66,274 as compared to $77,827 for the quarter ended January 31, 2015, an increase of $11,553or 17%. This increase is only slightly greater than the increase in net revenues.  This is mainly due to additional legal and administrative expenses incurred as the result of two large ongoing litigations disclosed separately as well as integrating operations of recently acquired businesses in Florida and California.

INTEREST EXPENSE:

Interest expense decreased to $560 during the three-month period ending January 31, 2015 from $609 during the three-month period ended January 31, 2014. This decrease is due to a decrease in the utilization of our PNC Bank Credit Line.

NET INCOME:

We realized net income of $6,633 for the three-month period ended January 31, 2015, as compared to $2,954 for the three-month period ended January 31, 2014, an increase of $3,679 or 125%. Pre-tax income for the period ended January 31, 2015 was $11,504, compared to $5,255 for the three-month  period ended January 31, 2014, an increase of $6,249 or 119%. This substantial increase in pre-tax income is the result of several factors such as substantial winding down of additional integration costs related to our acquisitions in Florida and California and being more adapt to the changing reimbursement landscape. The provision for income taxes increased to $4,871 for the three-month period ended January 31, 2015 from $2,301 for the period ended January 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at January 31, 2015 was $213,792 as compared to $207,285 at October 31, 2014.  This represents an increase of about 3%.  Our cash position increased by about $4,733 during the current period.  We increased our short term debt by $364 and repaid $136 in existing debt. We had current liabilities of $147,556 at January 31, 2015. We generated $10,057 in cash from operations, compared to utilizing $3,431 for the quarter ended January 31, 2014, an increase of $12,809 in cash generated from operations year over year.  The increase is attributable to a better collection rate in relation to sales growth rate happening as the result of us being more adapt to the changing reimbursement landscape associated with the implementation of the Affordable Care Act.  We believe that this represents the latest trend.

Our cash balance at January 31, 2015 totaled $22,240 as compared to $17,507 at October 31, 2014, an increase of $4,733.  We believe that our cash position, the anticipated cash generated from future operations, and the availability of our credit line with PNC Bank, will meet our anticipated cash needs in fiscal 2015.

Accounts receivable, net of allowance for doubtful accounts, totaled $268,720 at January 31, 2015, an increase of $5,374 or 2% from October 31, 2014. Cash collected during the three-month period ended January 31, 2015 increased 18% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner the item is written off to the accounts receivable allowance for doubtful accounts. Days Sales Outstanding (“DSO”) for the period ended January 31, 2015 was 113 days up from 111 days in the quarter end January 31, 2014.  However, when you compare our collections to our net collectible revenues as reported on our financial statements for the comparable periods in question, it varies between 98% to 102% depending on the period.

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

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2015 ($)
Long-Term Debt	3,145	524
Capital Leases	12,789	6,624
Operating Leases	4,637	8,909
Purchase Obligations	121,707	63,692
Long-Term Liabilities under Employment and Consultant Contracts	9,113	4,582

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

	($)
	Three Months Ended January 31
	[Unaudited]
	2015	2014
Gross Service Revenues	1,065,293	909,879
Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	94,063	88,919
All Other Third Party Payors*	749,201	624,145
Total Contractual Adjustments and Discounts	843,264	713,064
Service Revenues Net of Contractual Adjustments and Discounts	222,029	196,815
Patient Service Revenue Provision for Bad Debts**	13,196	15,545
Net Revenues	208,833	181,270

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

It is typically the responsibility of the patient to pay for laboratory service bills. Most individuals in the United States have an agreement with a third party payor such as Medicare, Medicaid or commercial insurance to pay all or a portion of their healthcare expenses; this represents the major portion of payment for all services provided by BRLI. In certain cases, the individual has no insurance or does not provide insurance information; in the remainder of the cases, BRLI is provided the third party billing information, usually by the referring physician, and seeks payment from the third party under the terms and conditions of the third party payor for health service providers like BRLI. Each of these third party payors may differ not only with regard to rates, but also with regard to terms and conditions of payment and coverage of specific tests. BRLI routinely reviews the reimbursement policies and subsequent payments and collection rates from these different types of payors. Contractual adjustments and discounts are recorded as reductions to gross service revenues and are collectively referred to as the contractual allowance. BRLI has not been required to record an adjustment in a subsequent period related to revenue recorded in a prior period which was material in nature. Aging of accounts receivable is monitored by billing personnel and follow-up activities including collection efforts are conducted as necessary.   BRLI writes off receivables against the allowance for doubtful accounts when they are deemed uncollectible. For client billing, accounts are written off when all reasonable collection efforts prove to be unsuccessful. Patient accounts, where the patient is directly responsible for all or a remainder portion of the account after partial payment or denial by a third party payor, are written off after the normal dunning cycle has occurred, although these may be subsequently transferred to a third party collection agency after being written off. Third party payor accounts are written off when they exceed the payer’s timely filing limits. Accounts Receivable on the balance sheet is net of the following amounts for contractual credits and doubtful accounts:

	[Unaudited]
	January 31,	October 31,
	2015	2014
Contractual Credits/Discounts	535,118	513,466
Doubtful Accounts	78,541	83,276
Total Allowance	613,659	596,742

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At January 31, 2015, advances of approximately $33,735,000 under our Loan Agreement with PNC Bank were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at January 31, 2015 was approximately $187,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $28,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

On February 5, 2014, Horizon filed a motion to dismiss the complaint, which the Company opposed.  On March 28, 2014, the Honorable Robert C. Wilson of the Superior Court of New Jersey issued an oral ruling denying Horizon’s motion to dismiss without prejudice pending the completion of discovery.  The Company and Horizon are conducting discovery, which is currently scheduled to close on July 30, 2015.  The Company intends to vigorously prosecute its claims against Horizon.

University of Utah Research Foundation, et al.  v. GeneDx, Inc., Civil Action No. 2:13cv00954 (D. Utah)

On October 16, 2013, Myriad Genetics, Inc., Endorecherche, Inc., HSC Research and Development Limited Partnership, Trustees of the University of Pennsylvania, and University of Utah Research Foundation (“Plaintiffs”) filed a complaint for patent infringement against GeneDx, Inc., a wholly-owned subsidiary of Bio-Reference Laboratories, Inc., in the United States District Court for the District of Utah, Central Division in Salt Lake City, Utah (“District of Utah litigation”). The complaint alleged that GeneDx offers laboratory services, including testing and analysis of BRCA1, BRCA2, and MUTYH genes, that infringe sixteen (16) U.S. Patents owned or controlled by Plaintiffs.

Following several months of discovery, the Court of Appeals for the Federal Circuit held several asserted claims invalid under 35 U.S.C. § 101 on December 17, 2014. The parties then filed the stipulation of dismissal after reaching agreement to settle the patent dispute. District Court Judge Robert J. Shelby granted Plaintiffs and GeneDx’s Joint Stipulated Motion to Dismiss the District of Utah litigation on February 13, 2015. The District Court also had previously granted several similar joint motions to dismiss other cases involving several of the patents and claims asserted against GeneDx. The adverse parties involved in those cases were: Ambry Genetics Corp.; Gene by Gene, Ltd.; Counsyl, Inc.; Quest Diagnostics Inc.; Invitae Corp.; Laboratory Corporation of America Holdings; and Pathway Genomics Corp..

As part of the settlement, GeneDx and Plaintiffs moved to terminate thirteen petitions for Inter Partes Review (“IPR”) filed by GeneDx with the U.S. Patent and Trademark Office (“USPTO”), challenging the validity of certain claims of 13 of the  patents asserted against it in the District of Utah litigation. The Patent Trial and Appeal Board at the USPTO granted GeneDx and Plaintiffs’ motions to terminate on February 19, 2015, without instituting trial on the IPR petitions.

Under the settlement, Plaintiffs have given GeneDx a covenant not to sue over all the patents asserted in the litigation. GeneDx will thus continue offering its services for cancer diagnostics which, individually or part of more comprehensive panels, all include testing for mutations in the BRCA1 and BRCA2 genes. GeneDx will also continue offering its services for cancer diagnostics related to testing for mutations in the MUTYH gene.

Item 5 — Other Information

None.

Item 6 — EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D. President and Chief Executive Officer

/S/ Sam Singer
Sam Singer
Chief Financial and Accounting Officer

Date: March 9, 2015