Form 10-Q
period 2015-04-30
BIO REFERENCE LABORATORIES INC
filed 2015-06-09
CIK 792641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of the issuer’s common stock, as of the latest practicable date: 27,802,976 shares of Common Stock ($.01 par value) at June 3, 2015.

BIO-REFERENCE LABORATORIES, INC.

FORM 10-Q

April 30, 2015

I N D E X

PART I — FINANCIAL INFORMATION

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

ASSETS

	April 30,	October 31,
	2015	2014
	(Unaudited)
CURRENT ASSETS:

Cash and Cash Equivalents	$25,146	$17,507
Accounts Receivable - Net	285,361	263,346
Inventory	20,783	20,791
Other Current Assets	9,224	10,165
Deferred Tax Assets	39,456	40,040
TOTAL CURRENT ASSETS	379,970	351,849

PROPERTY AND EQUIPMENT - AT COST	172,893	156,342
LESS: Accumulated Depreciation	(101,250)	(89,954)
PROPERTY AND EQUIPMENT - NET	71,643	66,388

OTHER ASSETS:
Investments in Unconsolidated Affiliate	5,290	5,153
Deposits	1,127	1,056
Goodwill - Net	35,185	35,185
Intangible Assets - Net	13,450	14,403
Other Assets	1,615	1,415
Deferred Tax Asset	4,438	3,414

TOTAL OTHER ASSETS	61,105	60,626

TOTAL ASSETS	$512,718	$478,863

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

[Dollars In Thousands Except Share and Per Share Data]

LIABILITIES AND SHAREHOLDERS’ EQUITY

	April 30,	October 31,
	2015	2014
	(Unaudited)
CURRENT LIABILITIES:
Accounts Payable	$66,073	$71,166
Accrued Salaries and Commissions Payable	26,950	15,822
Accrued Taxes and Expenses	11,493	15,620
Other Short Term Acquisition Payable	1,695	1,924
Revolving Note Payable - Bank	49,315	33,380
Current Maturities of Long-Term Debt	541	524
Capital Lease Obligations - Short-Term Portion	6,259	6,128
TOTAL CURRENT LIABILITIES	162,326	144,564

LONG-TERM LIABILITIES
Capital Lease Obligations - Long-Term Portion	10,863	12,252
Long - Term Debt — Net of Current Portion	2,871	3,145
TOTAL LONG-TERM LIABILITIES	13,734	15,397

SHAREHOLDERS’ EQUITY
Preferred Stock $.10 Par Value;
Authorized 1,666,667 shares, including 3,000 shares of Series A Junior Preferred Stock None Issued	0	0
Common Stock, $.01 Par Value; Authorized 35,000,000 shares:
Issued and Outstanding 27,798,976 and 27,272,644 at April 30, 2015 and at October 31, 2014, respectively	278	277

Additional Paid-In Capital	40,640	39,979
Retained Earnings	295,740	278,646

TOTAL SHAREHOLDERS’ EQUITY	336,658	318,902
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$512,718	$478,863

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Three months ended		Six months ended
	April 30,		April 30,
	2015	2014	2015	2014

NET REVENUES:	$223,986	$201,366	$432,820	$382,635

COST OF SERVICES:
Depreciation and Amortization	5,091	4,659	10,057	9,234
Employee Related Expenses	56,491	51,566	110,176	100,676
Reagents and Laboratory Supplies	42,977	38,352	83,559	75,583
Other Cost of Services	20,444	18,240	40,290	36,439
TOTAL COST OF SERVICES	125,003	112,817	244,082	221,932

GROSS PROFIT ON REVENUES	98,983	88,549	188,738	160,703

GENERAL AND ADMINISTRATIVE EXPENSES:
Depreciation and Amortization	1,606	1,586	3,174	2,700
General and Administrative Expenses	58,797	50,992	117,056	100,578
Bad Debt Expense	19,654	17,092	37,654	32,665
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	80,057	69,670	157,884	135,943

INCOME FROM OPERATIONS	18,926	18,879	30,854	24,760

OTHER (INCOME) EXPENSE:
Interest Expense	666	597	1,226	1,206
Interest Income	(23)	(12)	(45)	(26)
Other (Income) Expense	2	56	(112)	86
TOTAL OTHER (INCOME) EXPENSES - NET	645	641	1,069	1,266

INCOME BEFORE INCOME TAXES	18,281	18,238	29,785	23,494
Provision for Income Taxes	7,820	7,965	12,691	10,267

NET INCOME	$10,461	$10,273	$17,094	$13,227

NET INCOME PER COMMON SHARE - BASIC:	$0.38	$0.37	$0.62	$0.48
WEIGHTED AVERAGE NUMBER OF SHARES - BASIC:	27,786,309	27,716,644	27,781,143	27,712,525

NET INCOME PER COMMON SHARE - DILUTED:	$0.38	$0.37	$0.61	$0.47
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED:	27,881,908	27,857,467	27,874,074	27,855,141

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

BIO-REFERENCE LABORATORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

[Dollars In Thousands Except Share and Per Share Data]

[UNAUDITED]

	Six months ended
	April, 30
	2015	2014
OPERATING ACTIVITIES:
Net Income	$17,094	$13,227
Adjustments to Reconcile Net Income to Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	13,231	11,934
Deferred Income Tax (Benefit) Expense	(440)	5,976
Stock Based Compensation	40	290
(Gain) Loss on Disposal of Fixed Assets	173	109
Undistributed Equity Method (Income) Loss	(112)	86
Change in Assets and Liabilities, (Increase) Decrease in:
Accounts Receivable	(20,244)	(13,227)
Provision for Doubtful Accounts	(1,771)	(14,480)
Inventory	8	(855)
Other Current Assets	941	87
Other Assets	(200)	(200)
Deposits	(71)	(38)
Increase (Decrease) in:
Accounts Payable and Accrued Liabilities	1,908	(3,097)

NET CASH - OPERATING ACTIVITIES	10,557	(188)

INVESTING ACTIVITIES:
Acquisition of Equipment and Leasehold Improvements	(15,739)	(7,048)
Business Acquisitions and Related Costs	(254)	(258)

NET CASH - INVESTING ACTIVITIES	(15,993)	(7,306)

FINANCING ACTIVITIES:
Payments of Long-Term Debt	(257)	(243)
Payments of Capital Lease Obligations	(3,225)	(2,933)
Increase (Decrease) in Revolving Line of Credit	15,935	17,021
Proceeds from Exercise of Options	622	177

NET CASH - FINANCING ACTIVITIES	13,075	14,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,639	6,528

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIODS	17,507	17,952

CASH AND CASH EQUIVALENTS AT END OF PERIODS	$25,146	$24,480

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,189	$1,166
Income Taxes	$16,538	$9,867

The Accompanying Notes are an Integral Part of These Consolidated Financial Statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

[Dollars In Thousands]

[UNAUDITED]

During the six-month periods ended April 30, 2015 and April 30, 2014, the Company entered into capital leases totaling $1,967 and $5,905, respectively.

During the six-month periods ended April 30, 2015 and April 30, 2014, the Company wrote-off approximately $1,155 and $920 of property and equipment, most of which were fully depreciated.

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

[2] Fair Value Measurements

As of April 30, 2015, the Company’s financial instruments primarily consist of cash, short-term trade receivables and payables for which their carrying amounts approximate fair values, and long term debt, for which based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, its carrying amount approximates its fair value.

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

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2015	2014	2015	2014
Gross Service Revenues	1,175,282	1,017,621	2,240,575	1,927,499

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	101,262	94,520	195,325	183,439
All Other Third Party Payors*	838,004	706,234	1,587,205	1,330,379
Total Contractual Adjustments and Discounts	939,266	800,754	1,782,530	1,513,818
Service Revenues Net of Contractual Adjustments and Discounts	236,016	216,867	458,045	413,681
Patient Service Revenue Provision for Bad Debts**	12,030	15,501	25,225	31,046
Net Revenues	223,986	201,366	432,820	382,635

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

BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt may have been adjusted over the same periods of time to maintain an accurate balance between net revenues and actual revenues. Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial.  A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries.  One such legislation is Protecting Access to Medicare Act of 2014 (Public Law 113—93)(“PAMA”) was signed into law on April 1, 2014.  The legislation directed CMS to conduct a market survey and to determine whether Medicare is reimbursing at a commercially reasonable rates.  To date, CMS has fallen behind the schedule legislated in PAMA. As the result, the current reimbursement rates remain unchanged, subject to typical annual reviews, until 2017.

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

	($)
	[Unaudited]
	April 30,	October 31,
	2015	2014

Contractual Credits/Discounts	582,180	513,466
Doubtful Accounts	81,505	83,276
Total Allowance	663,685	596,742

[6]  Intangible Assets

The following disclosures present certain information on the Company’s intangible assets as of April 30, 2015 (Unaudited) and October 31, 2014. All intangible assets are being amortized over their estimated useful lives, as indicated below, with no estimated residual value.

April 30, 2015

	Weighted-Average		Accumulated
	Amortization Period		Amortization	Net of Accumulated
Intangible Asset	Years	Cost ($)	($)	Amortization ($)

Customer Lists	20	8,738	3,469	5,269
Covenants Not-to-Compete	5	11,131	6,325	4,806
Patents and Licenses	17	5,297	1,922	3,375

Totals		25,166	11,716	13,450

October 31, 2014

	Weighted-Average		Accumulated
	Amortization Period		Amortization	Net of Accumulated
Intangible Asset	Years	Cost ($)	($)	Amortization ($)

Customer Lists	20	$8,738	$3,275	$5,463
Covenants Not-to-Compete	3	11,131	5,738	5,393
Patents and Licenses	17	5,297	1,750	3,547

Totals		$25,166	$10,763	$14,403

The aggregate intangible amortization expense for the three months ended April 30, 2015 and 2014 was $474 and $730, respectively.  The aggregate intangible amortization expense for the six months ended April 30, 2015 and 2014 was $952 and $959, respectively.  The estimated intangible asset amortization expense for the remainder of fiscal year ending October 31, 2015 and for the four subsequent years is as follows:

October 31,	($)
2015	900
2016	1,540
2017	1,063
2018	946
2019	904
Thereafter	8,097

Total	13,450

[7] Revolving Note Payable - Bank

On February 3, 2014, the Company entered into an amended revolving note payable loan agreement with PNC Bank, N.A. (“PNC Bank Credit Line”).  This amendment increased the maximum credit line to $70,000.  The maximum amount of the credit line available to the Company pursuant to the loan agreement is the lesser of (i) $70,000 or (ii) 50% of the Company’s qualified accounts receivable, as defined in the agreement.  The amendment to the Loan and Security Agreement provides for an interest rate on advances to be subject, at the election of the Company, to either the bank’s base rate or the Eurodollar rate of interest plus, in certain instances, an additional interest percentage.  The additional interest percentage charge on bank’s base rate borrowings and on Eurodollar rate borrowings ranges from 1% to 4% and is determined based upon certain financial ratios achieved by the Company.  At April 30, 2015, the Company elected to have all of the total advances outstanding to be subject to the bank’s base rate of interest of 3.50%.  The credit line is collateralized by substantially all of the Company’s assets. The line of credit is available through October 2016 and may be extended for annual periods by mutual consent, thereafter.  The terms of this agreement contain, among other provisions, requirements for maintaining defined levels of capital expenditures and fixed charge coverage, and the prohibition of the payment of cash dividends by the Company. As of April 30, 2015, the Company utilized $49,315 of the available credit under this revolving note payable loan agreement.

On May 14, 2015 a date subsequent to the period covered in these financial statements the Company further amended its PNC Bank Credit Line to increase the maximum that can be borrowed under the credit line to $120,000 as well as extended the credit line through October 2020. This amendment is effective as of May 5, 2015.  The other terms of the amendment remained substantially unchanged.

[8] Long-Term Debt - Bank

In December 2010, the Company issued a seven-year term note for $5,408 at the rate of interest of 6.12% per annum for the financing of new equipment.  The note is payable in 84 equal monthly installments commencing on January 29, 2011 of $61 including principal and interest followed by a balloon payment of the principal and interest outstanding on the loan repayment date of  December 29, 2017.  The balance on this note as of April 30, 2015 is approximately $3,412.

[9] Provision for Income Taxes

The provision for income taxes for the three-months ended April 30, 2015 consists of a current tax provision of $9,400 and a deferred tax benefit of $1,580.

The provision for income taxes for the six-months ended April 30, 2015 consists of a current tax provision of $13,131 and a deferred tax benefit of $440.

The provision for income taxes for the three-months ended April 30, 2014 consists of a current tax provision of $7,508 and a deferred tax provision of $457.

The provision for income taxes for the six-months ended April 30, 2014 consists of a current tax provision of $4,291 and a deferred tax provision of $5,976.

On April 30, 2015, the Company had a current deferred tax asset of $39,456 and a long-term deferred tax asset of $4,438 included in other assets.  On April 30, 2014, the Company had a current deferred tax asset of $35,964 and a long-term deferred tax asset of $2,291 included in other assets.

[10] Subsequent events

On June 3, 2015 the Company,  OPKO Health, Inc., a Delaware corporation (“OPKO”) and Bamboo Acquisition, Inc., a New Jersey corporation and a direct wholly owned subsidiary of OPKO (“Sub”), entered into an agreement and plan of merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”) and the Company will be the surviving corporation and OPKO’s wholly owned subsidiary. The Merger is intended to qualify as a reorganization within the meaning of the Internal Revenue Code of 1986, as amended (the “Code”).

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of the Company’s common stock, par value $0.01 per share (the “Company Common Stock”), (other than any shares of the Company Common Stock (including shares held in treasury by the Company) held by OPKO or any OPKO subsidiary or the Company or any Company subsidiary) will automatically be converted into and exchanged for the right to receive 2.75 shares (the “Exchange Ratio”) of OPKO’s common stock, par value $0.01 per share (the “OPKO Common Stock”). No fractional shares of OPKO Common Stock will be issued in the Merger, and the Company’s shareholders will receive one share of OPKO Common Stock in lieu of any fractional shares, after taking into account all of the shares of the Company Common Stock represented by certificates or book-entries, delivered by such shareholder.

In addition, subject to certain limitations described in the Merger Agreement, each option to purchase shares of the Company Common Stock will be converted into and become rights with respect to the OPKO Common Stock and OPKO will assume each such option, in accordance with the terms of the applicable option plan and/or stock option agreement. The number of shares of OPKO Common Stock subject to such options will be equal to the number of shares of Company Common Stock subject to such options multiplied by 2.75, rounded down to the nearest whole share. The per share exercise price under each option will be adjusted by dividing the per share exercise price of such option by 2.75 and rounding up to the nearest cent.

The obligations of the Company and OPKO to consummate the Merger are subject to customary conditions, including, but not limited to, obtaining the required approval of the Company’s shareholders.

Subject to the satisfaction or waiver of the foregoing conditions and the other terms and conditions contained in the Merger Agreement, the transaction is expected to close in the second half of 2015.

The Merger Agreement contains certain termination rights for both the Company and OPKO in certain circumstances.

If the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, the Company will be required to pay OPKO a termination fee of up to $54,000,000. In addition, under certain circumstances, the Company would be obligated to reimburse OPKO’s out of pocket expenses incurred in connection with the Merger Agreement up to $3,000,000.

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

Second Quarter Fiscal 2015 Compared to Second Quarter Fiscal 2014

NET REVENUES:

Net revenues for the three-month period ended April 30, 2015 were $223,986 as compared to $201,366 for the three-month period ended April 30, 2014.  This represents an 11% increase in net revenues. This increase is due to an 8% increase in patient counts and an increase in revenue per patient of 3%. The number of patients serviced during the three-month period ended April 30, 2015 was 2,559, which was 8% greater when compared to the prior fiscal year’s corresponding three-month period.  This increase in patient counts is mainly due to the overall success of all our lines of business.  Net revenue per patient for the three-month period ended April 30, 2015 was $86.69 compared to net revenue per patient of $84.18 for the three-month period ended April 30, 2014, an increase of 3%.

Our revenues and patient counts could be adversely affected by a number of factors, including, but not limited, to an extended economic downturn in general or healthcare economic conditions, an unexpected reduction in reimbursement rates, increased market penetration by our competitors or a substantial adverse change in federal regulatory requirements governing our industry.

COST OF SERVICES:

Cost of services increased from $112,817 for the three-month period ended April 30, 2014 to $125,003 for the three-month period ended April 30, 2015, an increase of 11%. This increase was related largely to our continuing integration expenses of our California operations.

GROSS PROFITS:

Gross profits increased to $98,983 for the three-month period ended April 30, 2015 from $88,549 for the three-month period ended April 30, 2014, an increase of 12%. This increase is in line with the increase in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the three-month period ending April 30, 2014 were $69,670 as compared to $80,057 for the quarter ended April 30, 2015, an increase of 15%. This increase is slightly more than the increase in our net revenues and is mainly due to an increase in marketing expenses we incurred as the result of expanding our sales and marketing operations.

INTEREST EXPENSE:

Interest expense increased to $666 during the three-month period ending April 30, 2015 from $597 during the three-month period ended April 30, 2014. This increase is due to an increase in the utilization of our PNC Bank’s credit line.

NET INCOME:

We realized net income of $10,461 for the three-month period ended April 30, 2015, as compared to $10,273 for the three-month period ended April 30, 2014, an increase of 2%. Pre-tax income for the period ended April 30, 2014 was $18,238, compared to $18,281 for the three-month period ended April 30, 2015, an increase of less than 1%.  This small increase was primarily caused by an increase in our marketing expenses.The provision for income taxes decreased to $7,820 for the three-month period ended April 30, 2015 from $7,965 for the period ended April 30, 2014.

Six Months 2015 Compared to Six Months 2014

NET REVENUES:

Net revenues for the six-month period ended April 30, 2015 were $432,820 as compared to $382,635 for the six-month period ended April 30, 2014. This represents a 13% increase in net revenues. This increase is due to a 7% increase in patient counts while the revenue per patient increased by 6%.  The number of patients serviced during the six-month period ended April 30, 2015 was 4,911, which was 7% greater when compared to the prior fiscal year’s corresponding six-month period. This increase in patient counts is mainly due to the overall success of all our lines of business. Net revenue per patient for the six-month period ended April 30, 2014 was $82.73 compared to net revenue per patient for the six-month period ended April 30, 2015 of $87.36, an increase of 6%.

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

COST OF SERVICES:

Cost of services increased to $244,082 for the six-month period ended April 30, 2015 from $221,932 for the six-month period ended April 30, 2014. This represents a 10% increase in direct operating costs.

GROSS PROFITS:

Gross profits on net revenues increased to $188,738 for the six-month period ended April 30, 2015 from $160,703 for the six-month period ended April 30, 2014, an increase of 17%.  Gross profit margins were 44% for the six-month period ended April 30, 2015 compared to 42% in the corresponding six-month period ended April 30, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES:

General and administrative expenses for the six-month period ended April 30, 2015 were $157,884 as compared to $135,943 for the six-month period ended April 30, 2014.  This represents an increase of 16%. This increase is 3% more than the increase in net revenues and is mainly due to additional marketing expenses incurred as we expanded our marketing operations.

INTEREST EXPENSE:

Interest expense increased to $1,226 during the six-month period ending April 30, 2015 as compared to $1,206 during the six-month period ending April 30, 2014, an increase of $20.  This increase is due to an increase in the utilization of our PNC Bank credit line.

INCOME:

We realized net income of $17,094 for the six-month period ended April 30, 2015 as compared to $13,227 for the six-month period ended April 30, 2014, an increase of 29%.  Our operating income increased by 25% for the six-month period ended April 30, 2015 as compared to the six-month period ended April 30, 2014.  Pre-tax income for the six-month period ended April 30, 2015 was $29,785 as compared to $23,494 for the period ended April 30, 2014, an increase of 27%.  The provision for income taxes increased from $10,267 for the period ended April 30, 2014, to $12,691 for the current six-month period, an increase of 24%.

LIQUIDITY AND CAPITAL RESOURCES:

Our working capital at April 30, 2015 was $217,644 as compared to $207,285 at October 31, 2014, an increase of 5%.  Our cash increased by $7,639 during the current period.  We increased our short-term debt by $17 and repaid $274 in existing debt. We had current liabilities of $162,326 at April 30, 2015. We generated $10,557 in cash from operations, compared to utilizing 188 for the six-month period ended April 30, 2014, an overall increase of $10,745 in cash generated from operations year over year.

On May 14, 2015 a date subsequent to the period covered in these financial statements the Company further amended its PNC Bank Credit Line to increase the maximum that can be borrowed under the credit line to $120,000 as well as extended the credit line through October 2020. This amendment is effective as of May 5, 2015.  The other terms of the amendment remained substantially unchanged.

Accounts receivable, net of allowance for doubtful accounts, totaled $285,361 at April 30, 2015, an increase of $22,015 or 8% from October 31, 2014. Cash collected during the three-month period ended April 30, 2015 increased 11% over the comparable prior year three-month period.

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

Significant costs are incurred as a result of our participation in government programs since billing and reimbursement for laboratory tests are subject to complex regulations. We perform the requested tests and report the results whether the billing information is correct or not or even missing. This adds to the complexity and slows the collection process and increases the aging of our accounts receivable (“A/R”). When patient invoices are not collected in a timely manner, the item is written off to the allowance. Days Sales Outstanding (“DSO”) for the period ended April 30, 2015 was 113 days, an increase of 10 days, or about 10%, from the 103 days that we reported for the period ended April 30, 2014.  On a rolling basis, our actual collections represent between 98% and 102% of our net collectable revenues.

See Notes to our consolidated financial statements for the information on our short and long term debt.

We intend to expand our laboratory operations organically through marketing while also diversifying into related medical fields through acquisitions.  These acquisitions may involve cash, notes, common stock and/or combinations thereof.

Tabular Disclosure of Contractual Obligations

	Next Four Years and Thereafter ($)	FY 2015 ($)
Long-Term Debt	3,145	524
Capital Leases	12,789	6,624
Operating Leases	4,637	8,909
Purchase Obligations	128,626	73,709
Long-Term Liabilities under Employment and Consultant Contracts	9,113	4,582

Our cash balance at April 30, 2015 totaled $25,146 as compared to $17,507 at October 31, 2014.  We believe that our cash position, the anticipated cash generated from future operations and the availability of our credit line with PNC Bank will meet our anticipated cash needs for the next 12 months.

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

	($)
	Three Months Ended		Six Months Ended
	April 30,		April 30,
	[Unaudited]		[Unaudited]
	2015	2014	2015	2014
Gross Service Revenues	1,175,282	1,017,621	2,240,575	1,927,499

Contractual Adjustments and Discounts:
Medicare/Medicaid Portion	101,262	94,520	195,325	183,439
All Other Third Party Payors*	838,004	706,234	1,587,205	1,330,379
Total Contractual Adjustments and Discounts	939,266	800,754	1,782,530	1,513,818
Service Revenues Net of Contractual Adjustments and Discounts	236,016	216,867	458,045	413,681
Patient Service Revenue Provision for Bad Debts**	12,030	15,501	25,225	31,046
Net Revenues	223,986	201,366	432,820	382,635

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

BRLI recognized the amounts in subsequent periods for actual allowances/discounts to gross service revenue; bad debt may have been adjusted over the same periods of time to maintain an accurate balance between net revenues and actual revenues. Management has reviewed the allowances/discounts recognized in subsequent periods and believes the amounts to be immaterial.   A number of proposals for legislation or regulation continue to be under discussion which could have the effect of substantially reducing Medicare reimbursements for clinical laboratories or introducing cost sharing to beneficiaries.  One such legislation is Protecting Access to Medicare Act of 2014 (Public Law 113—93)(“PAMA”) was signed into law on April 1, 2014.  The legislation directed CMS to conduct a market survey and to determine whether Medicare is reimbursing at a commercially reasonable rates.  To date, CMS has fallen behind the schedule legislated in PAMA. As the result, the current reimbursement rates remain unchanged, subject to typical annual reviews, until 2017.

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

	($)
	[Unaudited]
	April 30,	October 31,
	2015	2014

Contractual Credits/Discounts	582,180	513,466
Doubtful Accounts	81,505	83,276
Total Allowance	663,685	596,742

OPKO Merger Agreement

On June 3, 2015 the Company, OPKO Health, Inc., a Delaware corporation (“OPKO”) and Bamboo Acquisition, Inc., a New Jersey corporation and a direct wholly owned subsidiary of OPKO (“Sub”), entered into an agreement and plan of merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, Sub will be merged with and into the Company (the “Merger”) and the Company, as the surviving corporation, will become OPKO’s wholly owned subsidiary. At the effective time of the Merger, each issued and outstanding share of the Company’s common stock will automatically be converted into and exchanged for the right to receive 2.75 shares of OPKO’s common stock.  For further information about the Merger, see Note 10, “Subsequent Events” of the Notes to Consolidated Financial Statements in Part I herein.

Item 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK [Not in Thousands]

We do not invest in or trade instruments that are sensitive to market risk. We also do not have any material foreign operations or foreign sales so we have no exposure to foreign currency exchange rate risk.

We do have exposure to both rising and falling interest rates. At April 30, 2015, advances of approximately $49,315,000 under our PNC Bank Credit Line were subject to interest charges at the bank’s then prime rate of 3.50%.

We estimate that our monthly cash interest expense at April 30, 2015 was approximately $204,000 and that a one percentage point increase or decrease in short-term rates would increase or decrease our monthly interest expense by approximately $29,000.

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

There have been no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Item 5 — OTHER INFORMATION

On June 3, 2015, the Company entered into a new employment agreement (the “CEO Contract”) with its Chief Executive Officer, Dr. Marc D. Grodman, and OPKO, effective as of, and contingent upon, the closing of the transactions contemplated by the Merger Agreement. The disclosure regarding, and the copy of, the CEO Contract that was filed by the Company on Form 8-K with the Securities and Exchange Commission on June 4, 2015 (the “June 4 Form 8-K”) contained a typographical error with respect to Dr. Grodman’s base salary. Dr. Grodman’s current annual base salary is $1,175,676. A corrected version of the CEO Contract is filed hereto as Exhibit 10.3 to this Form 10-Q, which is incorporated herein by reference and replaces Exhibit 10.1 filed with the June 4 Form 8-K.

Item 6 — EXHIBITS

10.1                        Fourteenth Amendment to Loan Documents

10.2                        Thirteenth Amended and Restated Secured Revolving Note

10.3                        Employment Agreement dated as of June 3, 2015 among Bio-Reference Laboratories, Inc., OPKO Health, Inc. and Marc D. Grodman

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

BIO-REFERENCE LABORATORIES, INC.
(Registrant)

/S/ Marc D. Grodman M.D.
Marc D. Grodman, M.D.
President and Chief Executive Officer

/S/ Nicholas Papazicos
Nicholas Papazicos
Senior Vice President, Chief Financial and Chief Accounting Officer

Date: June 8, 2015